Form 10-Q
period 2013-03-31
NEWDEX, INC.
filed 2013-04-29
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-35895
NEWDEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0821335
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513
(Address of principal executive offices)	(Zip Code)

(919) 297-1600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Title of class	Shares Outstanding at April 15, 2013
Common Stock, par value $.001 per share	100

Explanatory Note

Newdex, Inc. (“Newdex”) was incorporated on August 17, 2012 as a wholly-owned subsidiary of Dex One Corporation (“Dex One”). Newdex was formed to facilitate the merger by and between Dex One and SuperMedia Inc. (“SuperMedia”). As of April 29, 2013, Newdex conducts no activities and has issued 100 shares of common stock, par value $.001 per share, to Dex One.

Table of Contents

NEWDEX, INC.

EX-31.1
EX-31.2
EX-32.1
EX-101.INS - XBRL INSTANCE DOCUMENT
EX-101.SCH - XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL - XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.DEF - XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Newdex, Inc.
Debtor and Debtor-In-Possession as of March 18, 2013
Condensed Consolidated Balance Sheets (Unaudited)

(in dollars, except share data)	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$0.10	$0.10
Total Assets	0.10	0.10

Liabilities and Shareholder's Equity

Total Liabilities	—	—

Shareholder's Equity

Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding - 100 shares at March 31, 2013 and December 31, 2012	0.10	0.10
Total Liabilities and Shareholder's Equity	$0.10	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Newdex, Inc.
Debtor and Debtor-In-Possession as of March 18, 2013
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

Three Months Ended
(in dollars)	March 31, 2013

Net revenues	$—

Expenses	—
Operating income	—
Net income	—
Other comprehensive income	—
Comprehensive income	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Newdex, Inc.
Debtor and Debtor-In-Possession as of March 18, 2013
Condensed Consolidated Statement of Cash Flows (Unaudited)

Three Months Ended
(in dollars)	March 31, 2013

Cash Flows from Operating Activities	$—

Cash Flows from Investing Activities	—

Cash Flows from Financing Activities	—

Change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	0.10
Cash and cash equivalents, end of period	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Newdex, Inc.
Debtor and Debtor-In-Possession as of March 18, 2013
Condensed Consolidated Statement of Changes in Shareholder's Equity (Unaudited)

(in dollars)	Shareholder's Equity
Balance, December 31, 2012	$0.10
Net income	—
Balance, March 31, 2013	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Newdex, Inc.
Debtor and Debtor-In-Possession as of March 18, 2013
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Newdex, Inc. (“Newdex” or “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation for the consolidated financial statements for the interim periods.
The interim period results are not necessarily indicative of the results to be expected for the full year.

2. General Information

Newdex is a Delaware corporation incorporated on August 17, 2012 for the purpose of facilitating the merger of Dex One Corporation ("Dex One”) and SuperMedia Inc. (“SuperMedia”).
Agreement and Plan of Merger

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia, Newdex, and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Dex One will merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and (ii) immediately following consummation of the Dex Merger, Merger Sub will merge with and into SuperMedia, with SuperMedia as the surviving entity and becoming a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”). As a result of the Mergers, Newdex, as successor to Dex One, will be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company. The Mergers are expected to be consummated on April 30, 2013.

Upon completion, the Mergers will be accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, with Dex One identified as the accounting acquirer. Dex One is considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the following: (1) upon consummation of the merger, Dex One stockholders hold approximately 60%
of the common stock of Dex Media as compared to 40% held by SuperMedia stockholders and (2) Dex One's current chairman of the board of directors serves as the chairman of the board of directors of Dex Media.

Filing of Voluntary Petitions in Chapter 11

On March 18, 2013 (the "Petition Date"), Dex One and certain of its subsidiaries, including Newdex, (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking Chapter 11 relief under Title 11 of the United States Code ("Chapter 11" or the "Bankruptcy Code"). The Chapter 11 cases are being jointly administered under the caption In re Dex One Corporation, et al., Case No. 13-10533 (the “Chapter 11 Cases”). The Debtors continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Access to court documents and other general information about the Chapter 11 Cases, including the plan of reorganization, disclosure statement describing the terms of the plan of reorganization and the confirmation order can be found at www.epiq11.com/dexone. The Bankruptcy Court hearing to consider approval of the plan of reorganization was held, and the plan of reorganization was confirmed, on April 29, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Newdex, Inc. did not conduct any activities from its date of incorporation (August 17, 2012) through the date of the filing of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our prospectus/proxy statement dated February 8, 2013 contained in our Registration Statement on Form S-4. The risk factors disclosed in our Registration Statement could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 6. Exhibits

Exhibit No.	Document

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013 by Alfred T. Mockett, Chief Executive Officer and President of Newdex, Inc. under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Newdex, Inc. under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Newdex, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newdex, Inc.

Date:	April 29, 2013	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013 by Alfred T. Mockett, Chief Executive Officer and President of Newdex, Inc. under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Newdex, Inc. under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Newdex, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.