Form 10-Q
period 2013-06-30
DEX MEDIA, INC.
filed 2013-08-08
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-07155
DEX MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX	75261
(Address of principal executive offices)	(Zip Code)

(972) 453-7000
(Registrant’s telephone number, including area code)

NEWDEX, INC. 1001 Winstead Drive, Cary N.C.
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 2, 2013, there were 17,256,079 shares of the registrant's common stock outstanding.

DEX MEDIA, INC.

EX-31.1
EX-31.2
EX-32.1
EX-101.INS - XBRL INSTANCE DOCUMENT
EX-101.SCH - XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL - XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.DEF - XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general.  Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:

•
the risk that anticipated cost savings, growth opportunities and other financial and operating benefits as a result of the merger of SuperMedia Inc. (“Supermedia”) and Dex One Corporation (“Dex One”) may not be realized or may take longer to realize than expected;

•	the risk that benefits from the merger of Dex One and SuperMedia may be significantly offset by costs incurred in integrating Dex One and SuperMedia operations;

•
difficulties with the process of integrating the operations of Dex One and SuperMedia, including: coordinating geographically separate organizations; integrating business cultures, which could prove to be incompatible; difficulties and costs of integrating information technology systems; and the potential difficulty in retaining key officers and personnel;

•	our inability to provide assurance for the long-term continued viability of our business;

•	reduced advertising spending and increased contract cancellations by our clients, which causes reduced revenue;

•	declining use of print yellow pages directories by consumers;

•	competition from other yellow pages directory publishers and other traditional and new media including increased competition from existing and emerging digital technologies;

•	our ability to collect trade receivables from customers to whom we extend credit;

•	our ability to anticipate or respond to changes in technology and user preferences;

•	changes in our operating performance;

•	limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of our credit facilities;

•	failure to comply with the financial covenants and other restrictive covenants in our credit facilities;

•	limited access to capital markets and increased borrowing costs resulting from our leveraged capital structure and debt ratings;

•	changes in our credit rating;

•	changes in the availability and cost of paper and other raw materials used to print our directories;

•	our reliance on third-party providers for printing, publishing and distribution services;

•	our ability to maintain agreements with major internet search and local media companies;

•	credit risk associated with our reliance on small- and medium-sized businesses as clients;

i

•	our ability to attract and retain qualified key personnel;

•	our ability to maintain good relations with our unionized employees;

•	changes in labor, business, political and economic conditions;

•	changes in governmental regulations and policies and actions of federal, state and local municipalities impacting our businesses;

•	the outcome of pending or future litigation and other claims; and

•	other events beyond our control that may result in unexpected adverse operating results.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other periodic reports we file with the Securities and Exchange Commission (the “SEC”), including the information and risk factors in this report and “Item 1A. Risk Factors” in Part I of the Annual Report on Form 10-K for the year ended December 31, 2012 filed by Dex One Corporation. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof or, in the case of statements incorporated by reference, on the date of the document incorporated by reference. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012

Operating Revenue	$345	$335	$633	$679

Operating Expenses
Selling	95	71	160	145
Cost of service (exclusive of depreciation and amortization)	124	93	208	183
General and administrative	69	32	100	63
Depreciation and amortization	193	105	282	209
Total Operating Expenses	481	301	750	600
Operating Income (Loss)	(136)	34	(117)	79
Interest expense, net	79	48	122	105
Income (Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(215)	(14)	(239)	(26)
Reorganization items	1	—	37	—
Gains on early extinguishment of debt	—	71	—	140
Income (Loss) Before Provision (Benefit) for Income Taxes	(216)	57	(276)	114
Provision (benefit) for income taxes	(148)	4	(149)	3
Net Income (Loss)	$(68)	$53	$(127)	$111

Other Comprehensive Income (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	(7)	—	(6)	—
Comprehensive Income (Loss)	$(75)	$53	$(133)	$111

Basic and diluted earnings (loss) per common share	$(4.56)	$5.23	$(10.08)	$10.96
Basic and diluted weighted average common shares outstanding	14.7	10.1	12.5	10.1

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2013	December 31, 2012

Assets
Current Assets
Cash and cash equivalents	$244	$172
Accounts receivable, net of allowances of $15 and $20	209	99
Unbilled accounts receivable	242	21
Deferred directory costs	147	100
Deferred tax assets	—	39
Prepaid expenses and other	18	35
Accrued tax receivable	12	2
Assets held for sale	21	—
Total current assets	893	468
Fixed assets and capitalized software, net	128	105
Goodwill	396	—
Intangible assets, net	2,217	1,833
Pension assets	50	—
Other non‑current assets	17	20
Total Assets	$3,701	$2,426

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$162	$2,010
Accounts payable and accrued liabilities	189	95
Accrued interest	32	19
Deferred revenue	116	121
Current deferred tax liabilities	33	—
Total current liabilities	532	2,245
Long-term debt	2,776	—
Employee benefit obligations	169	78
Deferred tax liabilities	178	54
Unrecognized tax benefits	51	6
Other liabilities	1	2

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,248,781 shares at June 30, 2013 and 10,176,988 shares at December 31, 2012	—	—
Additional paid-in capital	1,551	1,465
Retained (deficit)	(1,507)	(1,380)
Accumulated other comprehensive (loss)	(50)	(44)
Total shareholders' equity (deficit)	(6)	41
Total Liabilities and Shareholders' Equity (Deficit)	$3,701	$2,426

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$(127)	$111
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	282	209
Deferred income taxes	(151)	—
Provision for bad debts	12	21
Amortization of debt discount	16	14
Other non-cash interest expense	8	9
Stock-based compensation expense	3	3
Employee retiree benefits	(1)	1
Gains on early extinguishment of debt	—	(140)
Non-cash reorganization items	32	—
Changes in assets and liabilities:
Accounts receivable and unbilled accounts receivable	82	(20)
Deferred directory costs	(20)	20
Other current assets	8	1
Accounts payable and accrued liabilities	(5)	(52)
Other items, net	—	(13)
Net cash provided by operating activities	139	164

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(12)	(12)
Cash acquired in acquisition	154	—
Net cash provided by (used in) investing activities	142	(12)

Cash Flows from Financing Activities
Debt repayments	(209)	(324)
Debt issuance costs and other financing items, net	—	(3)
Net cash (used in) financing activities	(209)	(327)

Increase (decrease) in cash and cash equivalents	72	(175)
Cash and cash equivalents, beginning of year	172	258
Cash and cash equivalents, end of period	$244	$83

Supplemental Information
Cash interest on debt	$86	$88
Cash income taxes, net	$15	$4

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(tabular amounts in millions, except share and per share data)

Note 1
Business and Basis of Presentation

Business

Dex Media, Inc. (“Dex Media”, “we”, “us”, “our”, or the “Company”) is a leading provider of local marketing solutions to over 600,000 business clients across the United States. We have more than 2,100 media consultants who work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.
Our local marketing solutions are primarily sold under various “Dex” and “Super” brands, including print yellow page directories, online local search websites, mobile local search applications, and placement of our client's information and advertisements on major search engine websites with whom we are affiliated. Our local marketing solutions also include website development, search engine optimization, market analysis, video development and promotion, reputation management, social media marketing, and tracking/reporting of customer leads.
Our print yellow page directories are co-branded with various local exchange telephone companies; including Verizon Communications Inc., AT&T Corp., Century Link, Inc., Fairpoint Communications, Inc., and Frontier Communications Corporation. We operate as the official publisher of print yellow page directories in some of the markets that they provide telephone service and we have multiple agreements that govern our relationship with each of these companies, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Dex One Corporation ("Dex One") Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not indicative of results of operations for the 2013 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, Accounting Standards Codification ("ASC") 852 “Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the Company's consolidated statements of comprehensive income (loss).

The Company accounted for the business combination of Dex One and SuperMedia, Inc. ("SuperMedia"), creating Dex Media, using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” (“ASC 805”). For additional information regarding the merger and acquisition accounting, see “Bankruptcy Filing and Merger of Dex One and SuperMedia” below and Note 2.
Financial Statement Presentation

Certain prior period amounts on our consolidated financial statements have been reclassified to conform to current year presentation.

Dex Media will present its deferred revenue and associated unbilled receivables on a net basis on its consolidated balance sheet beginning June 30, 2013. We recognize revenue from print directory advertising ratably over the life of each directory, which is typically twelve months, using the amortization method, with revenue recognition commencing in the month of publication. In the month of publication, equal offsetting amounts are recorded to deferred revenue and unbilled receivables for the full annual contract value. Each month, as our clients are billed, we reduce deferred revenue and unbilled receivables by equal amounts as revenue is recognized on the consolidated statement of comprehensive income (loss) and billed receivables are recognized on the balance sheet. The net total of deferred revenue and unbilled receivables for all clients results in a net deferred revenue position as some clients prepay their account or are billed in advance. Deferred revenue on the balance sheet represents revenue yet to be recognized for those clients who have prepaid their account or have been billed in advance. Our December 31, 2012 consolidated balance sheet has been adjusted to reflect deferred revenue and associated unbilled receivables on a net basis.

Certain expense line items on the consolidated statements of comprehensive income (loss) have been reclassified for 2012 to conform to the current year presentation. Total expenses remain unchanged. The following tables show the reclassifications by expense line item:

	Three Months Ended June 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$91	$(20)	$71
Cost of service	74	19	93
General & administrative	31	1	32
Total	$196	$—	$196

	Six Months Ended June 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$185	$(40)	$145
Cost of service	145	38	183
General & administrative	61	2	63
Total	$391	$—	$391

Selling. Selling expense represents the cost to acquire new clients and renew the advertising of existing clients. Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, sales training, advertising and client care expenses. Sales commissions are amortized over the average life of the directory or advertising service, which is typically twelve months. All other selling costs are expensed as incurred.

Cost of Service. Cost of service represents the cost to fulfill and maintain our advertising services to our clients. Cost of service includes the costs of producing and distributing print directories and online local search services; including publishing operations, paper, printing, distribution, website development, and Internet traffic costs for placement of our clients' information and advertisements on search engine websites with whom we are affiliated. Costs attributable to producing print directories are amortized over the average life of a directory, which is typically twelve months. These costs include the amortization of paper, printing and initial distribution of print directories. All other costs are expensed as incurred.

General and Administrative. General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance, stock-based compensation, severance expense, and other general corporate expenses. All general and administrative costs are expensed as incurred.

Bankruptcy Filing and Merger of Dex One and SuperMedia
Merger Agreement
On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (i) Dex One would merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and subsequently, each share of Dex One common stock would convert into 0.2 shares of common stock of Newdex and (ii) immediately following consummation of the Dex Merger, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity and become a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”) with each share of SuperMedia's common stock converting into 0.4386 shares of common stock of Newdex. As a result of the Mergers, Newdex, as successor to Dex One, would be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company.
On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which upheld the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, (i) delayed the date on which a party may first unilaterally terminate the Amended and Restated Merger Agreement and the Mergers from December 31, 2012 to June 30, 2013 and (ii) provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders to consummate the transactions on an out-of-court basis, the Mergers may be effected through voluntary pre-packaged plans of reorganization under Chapter 11 of Title 11 of the United States Code ("Chapter 11" or the "Bankruptcy Code"). Because neither Dex One nor SuperMedia were able to obtain the requisite unanimous consents to the contemplated amendments to their respective financing agreements to effectuate the Mergers out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013.
Bankruptcy Filing and Emergence
On March 18, 2013, Dex One and all of its subsidiaries filed voluntary bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization under the provisions of the Bankruptcy Code. Concurrently with filing the bankruptcy petitions, Dex One and its subsidiaries filed and requested confirmation of a Joint Prepackaged Chapter 11 Plan (as modified and supplemented, the “Dex One Prepackaged Plan”), seeking to effect the Mergers and related transactions contemplated by the Amended and Restated Merger Agreement. Also on March 18, 2013, SuperMedia and all of its domestic subsidiaries filed separate voluntary bankruptcy petitions in the Bankruptcy Court, seeking approval of SuperMedia's separate prepackaged plan of reorganization (together with the Dex One Prepackaged Plan, the “Prepackaged Plans”).
On April 29, 2013, the Bankruptcy Court held a hearing and entered separate orders confirming the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia; (1) consummated the Mergers and other transactions contemplated by the Merger Agreement, including (a) the amendment and restatement of SuperMedia's senior secured credit facility, (b) the Dex Merger, (c) the SuperMedia Merger, and (d) the amendment and restatement of the credit facilities of R.H. Donnelley Inc., Dex Media West, Inc., and Dex Media East, Inc.; (2) otherwise effected the transactions contemplated by the Prepackaged Plans; and (3) emerged from Chapter 11 protection. On April 30, 2013, the Company emerged from bankruptcy.
Effective with the emergence from bankruptcy, the Mergers were consummated on April 30, 2013.
Subsequent to the Dex Merger, Dex One stockholders received 0.2 shares of Dex Media common stock for each share of Dex One common stock that they owned, which reflects a 1-for-5 reverse stock split of Dex One common stock. As a result of the reverse stock split of Dex One common stock, all outstanding common stock, and per share amounts contained in the financial statements and related notes have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effective April 30, 2013. Subsequent to the SuperMedia Merger, SuperMedia stockholders received 0.4386 shares of Dex Media common stock for each share of SuperMedia common stock that they owned.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” which amends Accounting Standards Codification ("ASC") 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.
In July 2013, the FASB issued ASU No. 2013-11, (“ASU 2013-11”),  “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Earlier application is permitted. The Company is currently assessing the impact ASU 2013-11 will have on its financial statements.

Note 2
Acquisition Accounting

On April 30, 2013, the merger of Dex One and SuperMedia was consummated, with 100% of the equity of SuperMedia being exchanged for $82 million of equity in Dex Media. The transaction brings together two companies with complementary operations and capabilities, which will provide Dex Media with increased scale, national scope, market share, financial base and a diversified services portfolio necessary to increase stockholder value, enhance value to customers, reduce debt, increase cost efficiencies and stabilize revenue. There can be no assurances that all of the potential benefits of the merger will be fully realized.
We accounted for the business combination using the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” with Dex One identified as the acquiring entity for accounting purposes. Dex One is considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the fact that (1) upon consummation of the merger, Dex One stockholders held approximately 60% of the common stock of Dex Media as compared to approximately 40% held by SuperMedia stockholders and (2) Dex One's chairman of the board of directors continued as the chairman of the board of directors of Dex Media.
We have prepared the appraisals necessary to assess the fair values of the SuperMedia tangible and intangible assets acquired and liabilities assumed, and goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, recognized as of the acquisition date. The income approach was utilized in determining the fair value of the intangible assets, which consist of directory services agreements with certain local telephone service providers, client relationships, trademarks and domain names, and patented technologies. The market approach was utilized to determine the fair value of SuperMedia's debt obligations. While we have used our best estimates and assumptions to measure the fair value of the assets acquired and liabilities assumed, our estimates and related tax impacts for certain acquired assets and liabilities could be subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, changes in our estimates and related tax impacts could result in an adjustment to goodwill. Upon conclusion of the measurement period, subsequent adjustments, if any, would be recorded to the Company's consolidated statements of comprehensive income (loss).

Purchase Price Allocation

Fair value of assets acquired	(in millions)
Cash and cash equivalents	$154
Accounts receivable	104
Unbilled accounts receivable	316
Other current assets	64
Fixed assets and capitalized software	42
Intangible assets	635
Goodwill	396
Pension assets	58
Other non-current assets	4
Total fair value of assets acquired	$1,773

Fair value of liabilities acquired
Accounts payable and accrued liabilities	$114
Long-term debt (including current maturities)	1,082
Employee benefit obligations	99
Unrecognized tax benefits	45
Deferred tax liabilities	351
Total fair value of liabilities acquired	$1,691

Total allocable purchase price	$82
Common Stock
The Merger Agreement provided that each issued and outstanding share of SuperMedia common stock be converted into the right to receive 0.4386 shares of Dex Media common stock. As of April 30, 2013, 15.6 million shares of SuperMedia common stock were issued and outstanding, which resulted in the issuance of 6.9 million shares of Dex Media common stock. Dex One stockholders received 0.2 shares of Dex Media common stock for each share of Dex One common stock that they owned, which reflects a 1-for-5 reverse stock split of Dex One common stock. The closing trading price of Dex One common stock on April 30, 2013 of $2.38, when adjusted for the 1-for-5 reverse stock split equated to a Dex Media common stock value of $11.90 per share. The 6.9 million Dex Media shares issued to former SuperMedia stockholders at the converted $11.90 per share price equated to a fair value of common stock issued of $82 million.
Long-term debt including current maturities
As a result of acquisition accounting, SuperMedia's outstanding debt was adjusted to a fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million being recognized. The discount will be amortized to interest expense over the remaining term of the SuperMedia senior secured credit facilities using the effective interest method.
Intangible Assets and Goodwill
The fair value of intangible assets acquired of $635 million was determined using valuation techniques consistent with the income approach to measure fair value. The directory services agreements with certain local telephone service providers and client relationships were valued utilizing the excess earnings approach. The excess earnings attributable the directory services agreements and client relationships were discounted utilizing a weighted average cost of capital of 21%. The trademark and domain names and patented technologies were valued utilizing the relief from royalty approach. The estimated remaining useful lives were estimated based on the future economic benefit to be received from the assets. The intangible assets will be amortized utilizing the income forecast method, which is an accelerated amortization method that assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time based on expected future cash flows.

The following table sets forth the components of the intangible assets acquired.

	Fair Value	Estimated Remaining Useful Lives
	(in millions)
Directory services agreements	$145	5 years
Client relationships	420	4 years
Trademarks and domain names	60	6 years
Patented technologies	10	5 years
Total fair value of intangible assets acquired	$635
The goodwill of $396 million that was recorded as part of the acquisition represents the expected synergies and residual benefits that Dex Media believes will result from the combined operations. The Company has determined that the $396 million of acquired goodwill is not deductible for tax purposes.
Deferred Revenue, Deferred Directory Costs, and Unbilled Accounts Receivable
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. SuperMedia has minimal, if any, remaining performance obligations related to its customers who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equates to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. The exclusion of these results from the consolidated statements of comprehensive income (loss) of Dex Media, will not impact our future cash flows.
In connection with acquisition accounting, the fair value of SuperMedia's unbilled accounts receivable was determined. Unbilled accounts receivable represents amounts that are not billable at the balance sheet date, but are billed over the remaining life of the clients' advertising contracts.
Results of SuperMedia
As a result of acquisition accounting, SuperMedia's historical results through April 30, 2013 have not been included in the Company's consolidated results. SuperMedia's post-merger results from May 1, 2013 through June 30, 2013 have been included in the consolidated financial statements of the Company, representing operating revenue of $61 million, ($87) million of operating (loss) and ($93) million net (loss).
Merger Transaction Costs
The Company has cumulatively incurred $39 million of merger transaction costs as of June 30, 2013. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). Of these costs, $9 million and $19 million were incurred and expensed during the three and six months ended June 30, 2013, respectively. For additional information on merger related costs, see Note 3.
Pro Forma Information
The unaudited pro forma information below presents the combined operating results of Dex Media, with results prior to the acquisition date adjusted, as if the transaction had occurred January 1, 2012. These pro forma adjustments include adjustments associated with the amortization of the acquired intangible assets, the elimination of merger transaction costs, the impacts of the adjustment to interest expense to reflect the incremental change in interest rates associated with credit facility interest rate amendments, the amortization of deferred financing costs associated with Dex One and the amortization of the long-term debt fair value adjustment to SuperMedia's senior secured credit facility. The 2012 pro forma results have also been adjusted to exclude the estimated impact to revenue and expense of SuperMedia's deferred revenue and deferred directory costs and bad debt provision associated with directories published prior to the transaction that, due to acquisition accounting, would not have been recognized during 2012 assuming the transaction had occurred on January 1, 2012. The 2013 pro forma results have been adjusted to include the operating results of SuperMedia from January 1, 2013 to April 30, 2013 and the impact to revenue and expense associated with SuperMedia's deferred revenue and deferred directory costs estimated associated with directories published between January 1, 2013 and April 30, 2013, which were written off as a result of acquisition accounting as of April 30, 2013.
The historical financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable and (3) expected to have a continuing impact on the combined results of Dex One and SuperMedia. The unaudited pro forma results below are presented for illustrative purposes only and do not reflect the realization of potential cost savings. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred on January 1, 2012, nor does the pro forma data intend to be a projection of results that may be obtained in the future.
Unaudited Pro Forma Results

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions)
Operating revenue	$568	$505	$1,149	$956
Net (loss)	$(4)	$(4)	$(49)	$(39)
Note 3
Merger Transaction and Integration Costs

Merger transaction costs represent costs associated with completing the merger between Dex One and SuperMedia.
The Company has cumulatively incurred $39 million of merger transaction costs as of June 30, 2013. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). Of these costs, $9 million and $19 million were incurred and expensed during the three and six months ended June 30, 2013, respectively, and are reflected as general and administrative expense on the Company's 2013 consolidated statements of comprehensive income (loss).
Merger integration costs represent costs incurred to achieve synergies related to the merger of Dex One and SuperMedia. These costs include severance, professional fees and contractor services. As part of the merger, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. These costs are recorded as part of general and administrative expense on the Company's 2013 consolidated statements of comprehensive income (loss). During the three and six months ended June 30, 2013, the Company incurred $28 million of merger integration costs, of which $19 million represents severance costs.
The following table sets forth merger transaction and integration costs recognized for the three and six months ended June 30, 2013.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions)
Merger transaction costs	$9	$—	$19	$—
Merger integration costs	28	—	28	—
Total merger related costs	$37	$—	$47	$—

Note 4
Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Basic EPS
Net income (loss)	$(68)	$53	$(127)	$111
Weighted average common shares outstanding	14.7	10.1	12.5	10.1
Basic EPS	(4.56)	5.23	(10.08)	10.96

Diluted EPS
Net income (loss)	$(68)	$53	$(127)	$111
Weighted average common shares outstanding	14.7	10.1	12.5	10.1
Dilutive effect of stock awards	—	—	—	—
Weighted average diluted shares outstanding	14.7	10.1	12.5	10.1
Diluted EPS	$(4.56)	$5.23	$(10.08)	$10.96

The weighted average shares outstanding for periods prior to April 30, 2013 have been adjusted to reflect the 1-for-5 reverse stock split of Dex One stock.

Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding plus potential dilutive common stock. Potential dilutive common stock includes stock options and restricted stock, the dilutive effect of which is calculated using the treasury stock method. Due to the Company's reported net loss for the three and six months ended June 30, 2013, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of EPS. For the three and six months ended June 30, 2013, there were less than 0.1 million of Company stock-based awards with exercise prices that exceeded the average market price of the Company's common stock. For the three and six months ended June 30, 2012, 0.7 million shares and 0.5 million shares, respectively, of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock. These shares were not included in our weighted average diluted shares outstanding.

Note 5
Reorganizations Items

In accordance with ASC 852, reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. For the three and six months ended June 30, 2013, the Company recorded $1 million and $37 million, respectively, of reorganization items on the consolidated statements of comprehensive income (loss). The following table sets forth the details of reorganization items for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions)
Write-off of remaining unamortized debt fair value adjustment	$—	$32
Professional fees	1	5
Total reorganization items	$1	$37

In conjunction with Dex One's adoption of fresh start accounting, after bankruptcy emergence on February 1, 2010, an adjustment was recorded to reflect Dex One's outstanding debt obligations at their fair value. A total discount of $120 million was recorded and was amortized as an increase to interest expense, until our filing for bankruptcy on March 18, 2013, to effectuate the merger.

The write-off of remaining unamortized debt fair value adjustment is associated with Dex One's debt obligations, which were classified as liabilities subject to compromise at March 31, 2013. ASC 852 specifies that when debt classified as liabilities subject to compromise is an allowed claim, and the allowed claim differs from the net carrying amount of the debt, the carrying amount shall be adjusted to the amount of the allowed claim. The gain or loss resulting from this adjustment shall be recognized as reorganization items. Based on our plan of reorganization and approved first-day motions of the Bankruptcy Court, the allowed debt holder claims equaled the outstanding face value of debt obligations and excluded the unamortized debt fair value adjustment associated with Dex One's debt obligations. Therefore, we recognized the remaining unamortized debt fair value adjustment as a reorganization item during the six months ended June 30, 2013, which resulted in the adjustment of the carrying amount of Dex One's debt obligations to their face value.

Note 6
Additional Financial Information

Consolidated Statements of Comprehensive Income (Loss)

Depreciation and amortization

The following tables set forth the components of the Company's depreciation and amortization expense for the three and six months ended June 30, 2013, and 2012.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions)
Amortization of intangible assets	$176	$87	$251	$175
Amortization of capitalized software	11	14	22	26
Depreciation of fixed assets	6	4	9	8
Total depreciation and amortization	$193	$105	$282	$209

Severance

During the three and six months ended June 30, 2013, the Company recorded severance expense of $19 million which was included as part of merger integration costs. During the three and six months ended June 30, 2012, the Company recorded severance expense of $2 million and $4 million, respectively. Severance costs are recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss).

Interest expense, net

The Company recorded interest expense, net of $79 million and $122 million for the three and six months ended June 30, 2013 compared to $48 million and $105 million for the three and six months ended June 30, 2012, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt discount, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $15 million and $24 million for the three and six months ended June 30, 2013 compared to $10 million and $23 million for the three and six months ended June 30, 2012, respectively. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 interest expense, net of SuperMedia of $38 million (including $11 million of non-cash interest expense related to the amortization of debt discount) has been included in our interest expense, net for the three and six months ended June 30, 2013.

Other Comprehensive Income (Loss)

The following tables set forth the components of the Company's comprehensive income (loss) adjustments for pension and other post-employment benefits for the three and six months ended June 30, 2013, and 2012.

	Three Months Ended June 30
	2013			2012
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income (loss)			$(68)			$53
Adjustments for pension and other post-employment benefits:
Accumulated actuarial losses of benefit plans	$(11)	$4	(7)	$(2)	$1	(1)
Reclassifications included in net income (loss):
Amortization of actuarial losses	—	—	—	—	—	—
Settlement losses	—	—	—	2	(1)	1
Total reclassifications included in net income (loss)	—	—	—	2	(1)	1
Adjustments for pension and other post-employment benefits	$(11)	$4	(7)	$—	$—	—
Total comprehensive income (loss)			$(75)			$53

	Six Months Ended June 30
	2013			2012
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income (loss)			$(127)			$111
Adjustments for pension and other post-employment benefits:
Accumulated actuarial losses of benefit plans	$(11)	$4	(7)	$(2)	$1	(1)
Reclassifications included in net income (loss):
Amortization of actuarial losses	1	—	1	—	—	—
Settlement losses	—	—	—	2	(1)	1
Total reclassifications included in net income (loss)	1	—	1	2	(1)	1
Adjustments for pension and other post-employment benefits	$(10)	$4	(6)	$—	$—	—
Total comprehensive income (loss)			$(133)			$111

The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension and other post-employment benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2012	$(47)	$3	$(44)
Adjustments for pension and other post-employment benefits, net of amortization	(10)	4	(6)
Accumulated other comprehensive (loss) - June 30, 2013	$(57)	$7	$(50)

Balance Sheet

Assets held for sale

The Company entered into an agreement to sell its land and building in Los Alamitos, CA, for $21 million, subject to due diligence by the purchaser. The sale is scheduled to close during 2013. As such, the Company has reflected these assets as assets held for sale on the Company's consolidated balance sheet as of June 30, 2013.

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's consolidated financial statements at June 30, 2013 and December 31, 2012.

	At June 30, 2013	At December 31, 2012
	(in millions)
Accounts payable	$19	$14
Accrued salaries and wages	70	32
Accrued taxes	19	5
Accrued expenses	60	37
Customer refunds, advance payments and other	21	7
Total accounts payable and accrued liabilities	$189	$95

The 2013 amounts include accounts payable and accrued liabilities associated with the acquisition of SuperMedia. For additional information on the acquisition of SuperMedia, see Note 2.

Fair Value of Financial Instruments

The Company's financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds.  The Company's money market funds of $81 million and $3 million as of June 30, 2013 and December 31, 2012, respectively, have been recorded at fair value using Level 2 inputs.  The Company had $8 million and $2 million held in certificates of deposit (“CD's”) as June 30, 2013 and December 31, 2012, respectively, that serve as collateral against letters of credit held with our insurance carriers.  These CD's are valued using Level 2 inputs. The fair value of the Company's money market funds and CD's classified as Level 2 are determined based on observable market data. The fair value of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The fair value of our senior secured credit facilities debt instruments are determined using Level 2 inputs based on the observable market data of a private exchange. The fair value of our senior subordinated notes are determined using Level 1 inputs.

The following table sets forth the carrying amount and fair value of the Company's total debt obligations at June 30, 2013 and at December 31, 2012.

	At June 30, 2013		At December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$1,035	$1,098	$—	$—
R.H. Donnelly Inc.	723	545	776	528
Dex Media East, Inc.	490	373	516	360
Dex Media West, Inc.	462	383	498	369
Senior subordinated notes	228	149	220	73
Total debt obligations	$2,938	$2,548	$2,010	$1,330

With the merger and the adoption of acquisition accounting, the SuperMedia senior secured credit facility was recorded at its fair value on April 30, 2013 of $1,082 million, from its face value of $1,442 million, resulting in a debt fair value adjustment of $360 million. For additional information on our outstanding debt obligations, see Note 8.

Note 7
Intangible Assets

The following table sets forth the details of the Company's intangible assets at June 30, 2013 and December 31, 2012.

	At June 30, 2013			At December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$1,475	$480	$995	$1,330	$363	$967
Client relationships	1,155	315	840	735	217	518
Trademarks and domain names	440	114	326	380	84	296
Patented technologies	85	35	50	75	30	45
Advertising commitment	11	5	6	11	4	7
Total intangible assets	$3,166	$949	$2,217	$2,531	$698	$1,833

Included in the above amounts at June 30, 2013 are the intangible assets acquired as a result of the merger with SuperMedia on April 30, 2013. For additional information related to the acquisition of SuperMedia's intangible assets, see Note 2.
As a result of the merger and emergence from bankruptcy, the Company performed an evaluation of the carrying value of its existing intangible assets for each reporting unit as of April 30, 2013, the date of the merger. The Company determined that the carrying values of its existing intangible assets remain recoverable and were not impaired.
The Company also evaluated the estimated remaining useful lives of its intangible assets as of April 30, 2013 and concluded that the estimated remaining useful lives needed to be shortened to properly reflect the remaining period that each intangible asset is expected to contribute to future cash flows. To determine the amount to amortize in each year of their estimated remaining useful lives, the Company used the income forecast method, which is an accelerated amortization method that assumes the remaining value of these intangible assets is greater in the earlier years and then steadily declines over time based on expected future cash flows. The changes to the estimated remaining useful lives are reflected in the following table:

Estimated Remaining Useful Lives
	Previous	Revised

Directory services agreements	9 years	5 years
Client relationships	8 years	4 years
Trademarks and domain names	8 years	6 years
Patented technologies	5 years	5 years
Advertising commitment	5 years	3 years
Amortization expense for intangible assets was $176 million and $251 million for the three and six months ended June 30, 2013, respectively. Amortization expense for intangible assets was $87 million and $175 million for the three and six months ended June 30, 2012, respectively. The three and six months intangible asset amortization expense was impacted by the inclusion of SuperMedia's May 1, 2013 through June 30, 2013 amortization expense of $44 million. Additionally, amortization expense related to Dex One existing intangibles assets increased $45 million and $32 million for the three and six months ended June 30, 2013, respectively, primarily due to the change in estimated remaining useful lives.

The annual amortization expense for intangible assets is estimated to be $703 million in 2013, $768 million in 2014, $514 million in 2015, $310 million in 2016, $141 million in 2017, and $32 million thereafter.

Note 8
Debt Obligations

The following table sets forth the Company's outstanding debt obligations on the consolidated balance sheets at June 30, 2013 and December 31, 2012.

		Interest Rates		Carrying Value
	Maturity	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.0%	$1,035	$—
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.0%	723	776
Dex Media East, Inc.	December 31, 2016	6.0%	2.8%	490	516
Dex Media West, Inc.	December 31, 2016	8.0%	7.0%	462	498
Senior subordinated notes	January 29, 2017	14.0%	14.0%	228	220
Total debt				2,938	2,010
Less: current maturities of long-term debt				162	2,010
Long-term debt				$2,776	$—

As a result of the merger and adoption of acquisition accounting on April 30, 2013, SuperMedia's debt obligation was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment will be amortized as an increase to interest expense over the remaining term of the SuperMedia debt obligation using the effective interest method and does not impact future interest or principal payments. Amortization of the SuperMedia debt fair value adjustment included an increase to interest expense of $11 million during the three and six months ended June 30, 2013. The unamortized portion of the SuperMedia discount as of June 30, 2013 was $349 million.

In conjunction with Dex One's adoption of fresh start accounting, after bankruptcy emergence on February 1, 2010, an adjustment was recorded to reflect Dex One's outstanding debt obligation at its fair value. A total discount of $120 million was recorded and was amortized as an increase to interest expense, until our next filing for bankruptcy on March 18, 2013, to effectuate the merger. As a result of filing for bankruptcy, Dex One's debt obligations were classified as liabilities subject to compromise at March 31, 2013. As discussed in Note 5, the Company recognized the remaining unamortized debt fair value adjustments associated with Dex One's debt obligations of $32 million as a reorganization item on the consolidated statement of comprehensive income (loss) for the six months ended June 30, 2013, which resulted in the adjustment of the carrying amounts of Dex One's debt obligations, to its face value.

The filing of bankruptcy on March 18, 2013 triggered an event of default that rendered the remaining debt obligations of Dex One immediately due and payable. Any efforts to enforce the immediate payment of its debt obligations were stayed as a result of filing bankruptcy. However, since the Bankruptcy Court had the ability to approve a motion to enforce the immediate payment provisions during that time, we classified the Dex One debt obligations as current maturities of long-term debt at December 31, 2012.

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia, on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated loan agreements for each of Dex Media East, Inc. (“ DME”), Dex Media West, Inc. (“ DMW”) and R.H. Donnelley Inc. (“ RHDI ”) (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHDI senior secured credit facility.  The administrative agents and financial institutions were the administrative agents and the lenders under Dex One's and SuperMedia's pre-existing senior secured credit facilities. Please refer to the Dex One Annual Report on Form 10-K and the SuperMedia Annual Report on Form 10-K for the year ended December 31, 2012 for detailed information regarding the terms and conditions of Dex One and SuperMedia debt obligations prior to the merger.

SuperMedia Senior Secured Credit Facility

The SuperMedia senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing, at SuperMedia's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted London Inter-Bank Offered Rate ("LIBOR") plus 1.00%, plus an interest rate margin of 7.60%, or

•
 With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 8.60%. SuperMedia may elect interest periods of one, two or three months for Eurodollar borrowings.

RHDI Senior Secured Credit Facility

The RHDI senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at RHDI's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted LIBOR plus 1.00%, plus an interest rate margin of 5.75%, or

•
 With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 6.75%. RHDI may elect interest periods of one, two, three or six months for Eurodollar borrowings.

DME Senior Secured Facility

The DME senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at DME's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted LIBOR plus 1.00%, plus an interest rate margin of 2.00%, or

•
With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 3.00%. DME may elect interest periods of one, two, three or six months for Eurodollar borrowings.

DMW Senior Secured Credit Facility

The DMW senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at DMW's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, or (3) adjusted LIBOR, plus 1.00%, plus an interest rate margin of 4.00%, or

•
With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 5.00%. DMW may elect interest periods of one, two, three or six months for Eurodollar borrowings.

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ending March 31, 2013, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $8 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016.

Principal Payment Terms for Senior Secured Credit Facilities

The Company has mandatory debt principal payments due after each quarter prior to the December 31, 2016 maturity date on its outstanding senior secured credit facilities. RHDI, DME and DMW are required to pay scheduled amortization payments, plus additional prepayments at par equal to each borrower's respective Excess Cash Flow ("ECF"), multiplied by the applicable ECF Sweep Percentage as defined in the respective senior secured credit facility (60% for RHDI, 50% for DMW, and 70% in 2013 and 2014 and 60% in 2015 and 2016 for DME). SuperMedia is required to make prepayments at par in an amount equal to 67.5% of any increase in Available Cash, as defined in its senior secured credit facility.

In addition to these principal payments, the Company may on one or more occasions use another portion of the increase in ECF or Available Cash, as applicable to repurchase debt at market prices ("Voluntary Prepayments") at a discount of face value, as defined in the respective senior secured credit facility (12.5% for SuperMedia, 20% for RHDI, 30% for DMW, and 15% in 2013 and 2014 and 20% in 2015 and 2016 for DME) as determined following the end of each quarter. These Voluntary Prepayments must be made within 180 days after the date on which financial statements are delivered to the administrative agents. If a borrower does not make such Voluntary Prepayments within the 180-day period, the Company must make a prepayment at par at the end of the quarter during which such 180-day period expires.

Any remaining portion of ECF or Available Cash, may be used at the Company's discretion, subject to certain restrictions specified in each senior secured credit facility agreement.

2013 and 2012 Principal Payments

During the six months ended June 30, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities at par of $160 million and $49 million, respectively, for total debt principal payments of $209 million. Accelerated principal payments consist of prepayments of cash flow sweep requirements under our senior secured credit facilities that are due in the third quarter of 2013.
During the six months ended June 30, 2012, the Company made debt principal payments of $324 million, which reduced the Company's debt obligations by $468 million. On March 23, 2012, the Company utilized $70 million in cash to prepay $142 million of the senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). On April 19, 2012, the Company utilized $26 million in cash to prepay $98 million of the senior subordinated notes. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees). During the six months ended June 30, 2012, the Company also made debt principal payments, at par, of $228 million.

Debt Covenants

Each of the senior secured credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower's incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations.  Each of the senior secured credit facilities also contain certain covenants that, subject to exceptions, limit or restrict each borrower's incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the senior subordinated notes. Each borrower is required to maintain compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant.

The senior subordinated notes contain certain covenants that, subject to certain exceptions, among other things, limit or restrict the Company's (and, in certain cases, the Company's restricted subsidiaries) incurrence of indebtedness, making of certain restricted payments, incurrence of liens, entry into transactions with affiliates, conduct of its business and the merger, consolidation or sale of all or substantially all of its property.

As of June 30, 2013, the Company is in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

Guarantees

Each of the senior secured credit facilities are separate facilities with no cross guarantees or collateralization provision among the entities, subject to certain exceptions. The Shared Guarantee and Collateral agreement has certain cross guarantee and collaterization provisions among RHDI, DME and DMW, but excludes SuperMedia. However, an event of default by one of the entities could trigger a call on the applicable guarantor. An event of default by a guarantor on a guarantee obligation could be an event of default under the applicable credit facility, and if demand is made under the guarantee and the creditor accelerates the indebtedness, failure to satisfy such claims in full would in turn trigger a default under all of the other credit facilities. A subordinated guarantee also provides that SuperMedia, RHDI, DME and DMW guarantees the obligations of the other such entities, including SuperMedia, provided that no claim may be made on such guarantee until the senior secured debt of such entity is satisfied and discharged.

Note 9
Employee Benefits

Pension Benefits

The Company provides pension benefits to many of its employees. The Company's pension plans are non-contributory defined benefit pension plans. The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan; and, in conjunction with the merger with SuperMedia, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements.

Net Periodic Cost

The following table sets forth the benefit costs (income) related to the Company's pension plans for the three and six months ended June 30, 2013 and 2012, which includes May 1, 2013 through June 30, 2013 activity associated with the SuperMedia pension plans:

	Pension Benefit Cost (Income)
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions)
Interest cost	$6	$2	$8	$5
Expected return on plan assets	(8)	(3)	(11)	(6)
Settlement loss	—	2	—	2
Amortization of net loss	—	—	1	—
Net periodic cost (income)	$(2)	$1	$(2)	$1

The Company made cash contributions to its qualified pension plans of $1 million and $2 million during the three and six months ended June 30, 2013, respectively, and $2 million and $9 million during the three and six months ended June 30, 2012, respectively. We expect to make total contributions of approximately $4 million to our pension plans in 2013.

For the six months ended June 30, 2012, lump sum payments to participants of the Dex Media, Inc. Pension Plan and the Dex One Pension Benefit Equalization Plan exceeded the sum of the service cost, plus interest cost components of the net periodic cost, resulting in the recognition of a settlement loss of $2 million for the three and six months ended June 30, 2012.

Other Post-Employment Benefits

As a result of the acquisition of SuperMedia, the Company has an obligation to provide other post-employment benefits ("OPEB") to select employees of SuperMedia. The Company's OPEB includes post-employment health care and life insurance plans for the Company's retirees and their dependents that are both contributory and noncontributory and include a limit on the Company's share of cost for recent and future retirees. Certain retirees will continue to receive a reduced company subsidy through December 31, 2013. During the three and six months ended June 30, 2013, the Company recorded $1 million of expense associated with these benefits.

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex One 401(k) Savings Plan, the Dex One Restoration Plan and the Dex Media, Inc. Employee Savings Plan; and, in conjunction with the merger with SuperMedia, the SuperMedia Savings Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax or after-tax basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the three and six months ended June 30, 2013, the Company recorded total savings plan expense of $3 million and $6 million, respectively, which includes May 1, 2013 through June 30, 2013 activity associated with the SuperMedia Savings Plan. For the three and six months ended June 30, 2012, the Company recorded total savings plan expense of $3 million and $5 million, respectively.

Note 10
Stock-Based Compensation

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the three and six months ended June 30, 2013 and 2012. Of the 2013 amount, $2 million was included as part of merger transaction costs. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss).

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions)
Stock-based compensation expense	$2	$2	$3	$3

The Merger Agreement specified how equity compensation awards issued by Dex One prior to completion of the merger with SuperMedia would be treated. If the closing price of Dex One common stock on the day before the merger close date was less than or equal to the strike price for an option, such option was considered "underwater" and was canceled for no value. If the Dex One closing price exceeded the strike price, such options were considered "in the money" and converted into a fully-vested option, subject to the modifications to both the number of shares that can be acquired upon exercise of the option and the per share exercise price resulting from the 1-for-5 reverse split. All stock appreciation rights were underwater at the time of the merger and were therefore canceled. Each share of restricted stock was converted into 0.2 shares of Dex Media common stock. Each restricted stock unit denominated in shares of Dex One stock that was unsettled, became vested and converted into the right to receive a number of shares of Dex Media common stock equal to the number of stock units multiplied by the 0.2 conversion rate. As a result of these merger related stock transactions, the Company accelerated $2 million of expense related to these awards during the three months ended June 30, 2013.

Note 11
Income Taxes

Income taxes have been provided for in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for the items considered discrete for the periods presented.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately 41% for 2013. This estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to reductions in recorded valuation allowances, reductions in certain deferred tax liabilities and changes in state tax apportionment. These tax benefits are primarily associated with the merger with SuperMedia which resulted in the availability of deferred tax liabilities to support the future realization of deferred tax assets in certain tax jurisdictions and changes in state tax apportionment. Without the reductions in the valuation allowance, the reduction in certain deferred tax liabilities, and changes in state tax apportionment, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2013.

Our estimated annual effective tax rate for 2013 may be subject to change in future periods. During the second half of 2013, we anticipate recording an additional benefit associated with the lapsing of certain uncertain tax positions due to expiration of the statute of limitations in various jurisdictions.  Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 46%.

The annual effective tax rate of 10% for the year ended December 31, 2012 differed from the statutory rate primarily due to changes in recorded valuation allowances, the impact of state income taxes, changes in certain deferred tax liabilities, and the impact of non-deductible interest expense related to our debt obligations.

Note 12
Legal Proceedings

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material adverse effect on its statements of comprehensive income (loss).

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain officers of SuperMedia Inc., formerly Idearc Inc. (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company's common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company's current officers (but not against the Company or its subsidiaries). The suit was filed by Wade L. Jones on behalf of purchasers of the Company's bonds between March 27, 2008 and March 30, 2009, inclusive. On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas. The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company's financial performance and condition. Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act. The plaintiffs were seeking unspecified compensatory damages and reimbursement for litigation expenses. Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs' attorney have been selected (“Buettgen” case). On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint. On August 11, 2010, in a one line order without an opinion, the court denied the Company's motion to dismiss. On May 19, 2011, the court granted the plaintiffs' motion certifying a class. Subsequently, the Fifth Circuit Court of Appeals denied the Company's petition for an interlocutory appeal of the class certification order. On September 24, 2012, the Company defendants filed a motion for summary judgment seeking a complete dismissal which was denied on February 20, 2013. The parties entered into a tentative settlement of the matter on April 1, 2013. The Court has preliminarily approved the settlement and set a fairness hearing for November 12, 2013. The Company's insurance carriers have fully funded the settlement pursuant to the Court's order preliminarily approving the settlement.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia Inc., formerly Idearc Inc. (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case). The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants. On June 10, 2010, the court in the Buettgen case granted the Company's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. Following the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order. Several of the Company defendants have filed motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase which have been set for hearing. The Company awaits an order of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee (“EBC”) and pension plans of SuperMedia Inc., formerly Idearc Inc.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company's spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims remaining against the Company are procedural ERISA claims against the Company's EBC. On November 1, 2010, the Company's EBC filed its answer to the complaint. On November 4, 2010, the Company's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against the Company's EBC. The Company's EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied the Company's EBC's motion to dismiss. The parties' summary judgments remain pending. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia Inc., formerly Idearc Inc. filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company's current and former officers, directors and members of the Company's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs have filed a consolidated complaint. The Company filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the Company defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants' second motion dismissing the case with prejudice. The plaintiffs have appealed the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has been completed. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 23, 2010, a patent holder sued Dex One and several other IYP publishers for infringement of its so-called “474 Patent” in the U.S. District Court, Eastern District of Texas. The Plaintiff claims that the Company and other IYP publishers have provided or used systems or provided services that infringe the 474 Patent. The complaint against the Company seeks damages arising from the infringement and an injunction against further infringement of the 474 Patent. The Company completed preliminary document production and filed its invalidity contentions on June 30, 2011. In August 2012, the Court issued a coordinated scheduling order applicable to all the defendants. Under the order, the claim construction hearing was scheduled for January 24, 2013, and trial setting will take place on October 7, 2013. In February 2013, the Court issued its claim construction order and an order governing mediation. On April 3, 2013, the Court issued an order staying all mediations in this lawsuit. The stay was issued because of Plaintiff's failure to mediate in good faith. The Company plans to vigorously defend the lawsuit.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against SuperMedia Inc., formerly Idearc Inc, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, the Company filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime. Subsequently, the Company amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the Company's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. The Company's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company's former and current employees. The time for opting into the class has expired. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

On June 26, 2012, SuperMedia filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company's right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company's right to modify, amend or terminate these plans. Although the court initially consolidated this case with the above case, it later reversed itself and kept the case separate. Several of the defendants have filed motions to dismiss as well as a counterclaim. The Company has filed a motion to dismiss the counterclaim. The Company awaits the order of the court.

On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia Inc., formerly Idearc Inc., in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer ("CFO") of the Company in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed the Company prior to the spin-off by not having the requisite number of directors under Delaware law. Since the Company was improperly formed, the former CFO did not have the authority to execute the note on behalf of the Company and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy. The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant's behalf.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in "Part I - Item 1A. Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2012 of Dex One Corporation, as updated in this report. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited financial statements and related notes thereto included in this report.

Our financial information may not be indicative of our future performance.

Overview

Dex Media, Inc. (“Dex Media”, “we”, “us”, “our”, or the “Company”) is a leading provider of local marketing solutions to over 600,000 business clients across the United States. We have more than 2,100 media consultants who work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.
Our local marketing solutions are primarily sold under various “Dex” and “Super” brands, including print yellow page directories, online local search websites, mobile local search applications, and placement of our client's information and advertisements on major search engine websites with whom we are affiliated. Our local marketing solutions also include website development, search engine optimization, market analysis, video development and promotion, reputation management, social media marketing, and tracking/reporting of customer leads.
Our print yellow page directories are co-branded with various local exchange telephone companies; including Verizon Communications Inc., AT&T Corp., Century Link, Inc., Fairpoint Communications, Inc., and Frontier Communications Corporation. We operate as the official publisher of print yellow page directories in some of the markets that they provide telephone service and we have multiple agreements that govern our relationship with each of these companies, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Dex One Corporation ("Dex One") Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not indicative of results of operations for the 2013 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, Accounting Standards Codification ("ASC") 852 “Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the Company's consolidated statements of comprehensive income (loss).

The Company accounted for the business combination of Dex One and SuperMedia, Inc. ("SuperMedia"), creating Dex Media, using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” (“ASC 805”). The significant accounting policies of both companies were the same and were consistently applied. For additional information regarding the merger and acquisition accounting, see “Bankruptcy Filing and Merger of Dex One and SuperMedia” below and Note 2 to our consolidated financial statements included in this report.

Financial Statement Presentation

Certain prior period amounts on our consolidated financial statements have been reclassified to conform to current year presentation.

Dex Media will present its deferred revenue and associated unbilled receivables on a net basis on its consolidated balance sheet beginning June 30, 2013. We recognize revenue from print directory advertising ratably over the life of each directory, which is typically twelve months, using the amortization method, with revenue recognition commencing in the month of publication. In the month of publication, equal offsetting amounts are recorded to deferred revenue and unbilled receivables for the full annual contract value. Each month, as our clients are billed, we reduce deferred revenue and unbilled receivables by equal amounts as revenue is recognized on the consolidated statement of comprehensive income (loss) and billed receivables are recognized on the balance sheet. The net total of deferred revenue and unbilled receivables for all clients results in a net deferred revenue position as some clients prepay their account or are billed in advance. Deferred revenue on the balance sheet represents revenue yet to be recognized for those clients who have prepaid their account or have been billed in advance. Our December 31, 2012 consolidated balance sheet has been adjusted to reflect deferred revenue and associated unbilled receivables on a net basis.

Certain expense line items on the consolidated statements of comprehensive income (loss) have been reclassified for 2012 to conform to the current year presentation. Total expenses remain unchanged. The following tables show the reclassifications by expense line item:

	Three Months Ended June 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$91	$(20)	$71
Cost of service	74	19	93
General & administrative	31	1	32
Total	$196	$—	$196

	Six Months Ended June 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$185	$(40)	$145
Cost of service	145	38	183
General & administrative	61	2	63
Total	$391	$—	$391

Selling. Selling expense represents the cost to acquire new clients and renew the advertising of existing clients. Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, sales training, advertising and client care expenses. Sales commissions are amortized over the average life of the directory or advertising service, which is typically twelve months. All other selling costs are expensed as incurred.

Cost of Service. Cost of service represents the cost to fulfill and maintain our advertising services to our clients. Cost of service includes the costs of producing and distributing print directories and online local search services; including publishing operations, paper, printing, distribution, website development, and Internet traffic costs for placement of our clients' information and advertisements on search engine websites with whom we are affiliated. Costs attributable to producing print directories are amortized over the average life of a directory, which is typically twelve months. These costs include the amortization of paper, printing and initial distribution of print directories. All other costs are expensed as incurred.

General and Administrative. General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance, stock-based compensation, severance expense, and other general corporate expenses. All general and administrative costs are expensed as incurred.

Bankruptcy Filing and Merger of Dex One and SuperMedia

Merger Agreement

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (i) Dex One would merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and subsequently, each share of Dex One common stock would convert into 0.2 shares of common stock of Newdex and (ii) immediately following consummation of the Dex Merger, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity and become a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”) with each share of SuperMedia's common stock converting into 0.4386 shares of common stock of Newdex. As a result of the Mergers, Newdex, as successor to Dex One, would be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company.

On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which upheld the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, (i) delayed the date on which a party may first unilaterally terminate the Amended and Restated Merger Agreement and the Mergers from December 31, 2012 to June 30, 2013 and (ii) provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders to consummate the transactions on an out-of-court basis, the Mergers may be effected through voluntary pre-packaged plans of reorganization under Chapter 11 of Title 11 of the United States Code ("Chapter 11" or the "Bankruptcy Code"). Because neither Dex One nor SuperMedia were able to obtain the requisite unanimous consents to the contemplated amendments to their respective financing agreements to effectuate the Mergers out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013.
Bankruptcy Filing and Emergence
On March 18, 2013, Dex One and all of its subsidiaries filed voluntary bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization under the provisions of the Bankruptcy Code. Concurrently with filing the bankruptcy petitions, Dex One and its subsidiaries filed and requested confirmation of a Joint Prepackaged Chapter 11 Plan (as modified and supplemented, the “Dex One Prepackaged Plan”), seeking to effect the Mergers and related transactions contemplated by the Amended and Restated Merger Agreement. Also on March 18, 2013, SuperMedia and all of its domestic subsidiaries filed separate voluntary bankruptcy petitions in the Bankruptcy Court, seeking approval of SuperMedia's separate prepackaged plan of reorganization (together with the Dex One Prepackaged Plan, the “Prepackaged Plans”).
On April 29, 2013, the Bankruptcy Court held a hearing and entered separate orders confirming the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia; (1) consummated the Mergers and other transactions contemplated by the Merger Agreement, including (a) the amendment and restatement of SuperMedia's senior secured credit facility, (b) the Dex Merger, (c) the SuperMedia Merger, and (d) the amendment and restatement of the credit facilities of R.H. Donnelley Inc., Dex Media West, Inc., and Dex Media East, Inc.; (2) otherwise effected the transactions contemplated by the Prepackaged Plans; and (3) emerged from Chapter 11 protection. On April 30, 2013, the Company emerged from bankruptcy.
Effective with the emergence from bankruptcy, the Mergers were consummated on April 30, 2013.
Subsequent to the Dex Merger, Dex One stockholders received 0.2 shares of Dex Media common stock for each share of Dex One common stock that they owned, which reflects a 1-for-5 reverse stock split of Dex One common stock. As a result of the reverse stock split of Dex One common stock, all outstanding common stock, and per share amounts contained in the financial statements and related notes have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effective April 30, 2013. Subsequent to the SuperMedia Merger, SuperMedia stockholders received 0.4386 shares of Dex Media common stock for each share of SuperMedia common stock that they owned.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” which amends Accounting Standards Codification ("ASC") 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.
In July 2013, the FASB issued ASU No. 2013-11, (“ASU 2013-11”),  “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Earlier application is permitted. The Company is currently assessing the impact ASU 2013-11 will have on its financial statements.

Advertising Sales and Revenue
Advertising sales is an operating measure, which represents the annual contract value of print directories published and digital contracts sold. It is important to distinguish advertising sales from revenue, which under U.S. GAAP are recognized under the deferral and amortization method. Advertising sales are a leading indicator of revenue recognition and are presented on a combined basis, including both Dex One and SuperMedia, for the three and six months ended June 30, 2013 and 2012.
We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio). For the three and six months ended June 30, 2013, net advertising sales declined 16.2% for both periods compared to the same periods in 2012. For the three and six months ended June 30, 2012, net advertising sales declined 14.2% and 14.6%, respectively, compared to the same periods in 2011. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.
To mitigate the effect of declining advertising sales and revenue, we continue to actively manage expenses and streamline operations to reduce our cost structure.
Results of Operations
The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our results for the three and six months ended June 30, 2013 include the operating results of SuperMedia from May 1, 2013 through June 30, 2013 as a result of our merger, which was consummated on April 30, 2013. In accordance with applicable accounting guidance, the historical operating results of SuperMedia, for April 2013 and prior periods have not been included. Our operating results for any quarter may not be indicative of our operating results in any future period.
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. SuperMedia has minimal, if any, remaining performance obligations related to its customers who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equates to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media.
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table sets forth our consolidated operating results for the three months ended June 30, 2013 and 2012:

Three Months Ended June 30	2013	2012	Change	% Change
	(in millions, except %)
Operating Revenue	$345	$335	$10	3.0%
Operating Expenses
Selling	95	71	24	33.8%
Cost of service (exclusive of depreciation and amortization)	124	93	31	33.3%
General and administrative	69	32	37	115.6%
Depreciation and amortization	193	105	88	83.8%
Total Operating Expenses	481	301	180	59.8%
Operating Income (Loss)	(136)	34	(170)	NM
Interest expense, net	79	48	31	64.6%
Income (Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(215)	(14)	(201)	NM
Reorganization items	1	—	1	NM
Gains on early extinguishment of debt	—	71	(71)	(100.0)%
Income (Loss) Before Provision (Benefit) for Income Taxes	(216)	57	(273)	NM
Provision (benefit) for income taxes	(148)	4	(152)	NM
Net Income (Loss)	$(68)	$53	$(121)	NM

Operating Revenue
Operating revenue of $345 million in the three months ended June 30, 2013 increased $10 million, or 3.0%, compared to $335 million in the three months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 operating revenue of SuperMedia of $61 million has been included in our operating revenue for the three months ended June 30, 2013, of which none was included in the same period in 2012. This increase was partially offset by a decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $481 million in the three months ended June 30, 2013 increased $180 million, or 59.8%, compared to $301 million in the three months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 operating expenses of SuperMedia of $127 million (excluding merger related costs) have been included in our operating expenses for the three months ended June 30, 2013, of which none was included in the same period in 2012. Additionally, increases were driven by the impact of higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets of $45 million, $28 million of merger integration costs and $9 million of merger transaction costs. These increases were partially offset by expense reductions as described below.
Selling. Selling expense of $95 million in the three months ended June 30, 2013 increased $24 million, or 33.8%, compared to $71 million in the three months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 selling expenses of SuperMedia of $33 million have been included in our selling expenses for the three months ended June 30, 2013, of which none was included in the same period in 2012. This increase was partially offset by decreases in employee related costs, lower sales commissions, and reduced travel expenses.

Cost of Service. Cost of service expense of $124 million in the three months ended June 30, 2013 increased $31 million, or 33.3%, compared to $93 million in the three months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 cost of service expenses of SuperMedia of $37 million have been included in our cost of service expenses for the three months ended June 30, 2013, of which none was included in the same period in 2012. In addition, Internet traffic and digital costs increased during the three months ended June 30, 2013, offset by lower printing and distribution costs as a result of lower volumes.
General and Administrative. General and administrative expense of $69 million in the three months ended June 30, 2013 increased $37 million, or 115.6%, compared to $32 million in the three months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 general and administrative expenses of SuperMedia of $9 million (excluding merger related costs) have been included in our general and administrative expenses for the three months ended June 30, 2013, of which none was included in the same period in 2012. Additionally, we incurred $28 million of merger integration costs, which included $19 million of severance costs. Also, we incurred merger transaction costs of $9 million during the three months ended June 30, 2013. These increases in expenses were partially offset by lower employee related costs. Bad debt expense of $5 million in the three months ended June 30, 2013 decreased by $5 million, or 50.0%, compared to $10 million in the three months ended June 30, 2012. Bad debt expense as a percent of total operating revenue was 1.4% for the three months ended June 30, 2013, compared to 3.0% for the three months ended June 30, 2012.
Depreciation and Amortization. Depreciation and amortization expense of $193 million in the three months ended June 30, 2013 increased $88 million, or 83.8%, compared to $105 million in the three months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 depreciation and amortization expenses of SuperMedia of $48 million (of which $44 million relates to the amortization of intangible assets) have been included in our depreciation and amortization expenses for the three months ended June 30, 2013, of which none was included in the same period in 2012. Additionally, an increase of $45 million in amortization expense was driven by the impact of higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets. These increases were partially offset by lower amortization expense associated with capitalized software.
Interest Expense, net

Interest expense, net of interest income, of $79 million in the three months ended June 30, 2013 increased $31million, or 64.6%, compared to $48 million in the three months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 interest expense, net of SuperMedia of $38 million has been included in our interest expense, net for the three months ended June 30, 2013, of which none was included in the same period in 2012. This amount includes $11 million of non-cash interest expense associated with the amortization of the SuperMedia's debt fair value adjustment. Additionally, interest expense increased due to the impact of the interest rate increases on Dex One's senior secured credit facilities. This increase was partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the three months ended June 30, 2013 includes $15 million of non-cash interest expense (including the $11 million related to SuperMedia discussed above) compared to $10 million for the three months ended June 30, 2012. This non-cash interest expense primarily represents the amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes and the amortization of deferred financing costs.
Reorganization Items

The Company recorded reorganization items of $1 million associated with professional fees in the three months ended June 30, 2013.

Gains on Early Extinguishment of Debt

During the three months ended June 30, 2012, the Company recorded a non-taxable gain of $71 million related to the early extinguishment of a portion of our senior subordinated notes. On April 19, 2012, the Company utilized $26 million in cash to prepay $98 million of the senior subordinated notes. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees).

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of ($148) million in the three months ended June 30, 2013 decreased $152 million, compared to a provision of $4 million in the three months ended June 30, 2012. For the three months ended June 30, 2013, the tax rate of 68.5% is primarily due to the impact of the merger with SuperMedia, which resulted in the availability of deferred tax liabilities to support the future realization of deferred tax assets in certain tax jurisdictions and changes in state tax apportionment.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately 41% for 2013. This estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to reductions in recorded valuation allowances, reductions in certain deferred tax liabilities and changes in state tax apportionment. Without the reductions in the valuation allowance, the reduction in certain deferred tax liabilities, and changes in state tax apportionment, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2013.

Our estimated annual effective tax rate for 2013 may be subject to change in future periods. During the second half of 2013, we anticipate recording an additional benefit associated with the lapsing of certain uncertain tax positions due to expiration of the statute of limitations in various jurisdictions.  Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 46%.

The annual effective tax rate of 10% for the year ended December 31, 2012 differed from the statutory rate primarily due to changes in recorded valuation allowances, the impact of state income taxes, changes in certain deferred tax liabilities, and the impact of non-deductible interest expense related to our debt obligations.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table sets forth our consolidated operating results for the six months ended June 30, 2013 and 2012:

Six Months Ended June 30	2013	2012	Change	% Change
	(in millions, except %)
Operating Revenue	$633	$679	$(46)	(6.8)%
Operating Expenses
Selling	160	145	15	10.3%
Cost of service (exclusive of depreciation and amortization)	208	183	25	13.7%
General and administrative	100	63	37	58.7%
Depreciation and amortization	282	209	73	34.9%
Total Operating Expenses	750	600	150	25.0%
Operating Income (Loss)	(117)	79	(196)	NM
Interest expense, net	122	105	17	16.2%
Income (Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(239)	(26)	(213)	NM
Reorganization items	37	—	37	NM
Gains on early extinguishment of debt	—	140	(140)	(100.0)%
Income (Loss) Before Provision (Benefit) for Income Taxes	(276)	114	(390)	NM
Provision (benefit) for income taxes	(149)	3	(152)	NM
Net Income (Loss)	$(127)	$111	$(238)	NM

Operating Revenue
Operating revenue of $633 million in the six months ended June 30, 2013 decreased $46 million, or 6.8%, compared to $679 million in the six months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 operating revenue of SuperMedia of $61 million has been included in our operating revenue for the six months ended June 30, 2013, of which none was included in the same period in 2012. This increase was more than offset by a decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $750 million in the six months ended June 30, 2013 increased $150 million, or 25.0%, compared to $600 million in the six months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 operating expenses of SuperMedia of $127 million have been included in our operating expenses for the six months ended June 30, 2013, of which none was included in the same period in 2012. Additionally, increases were driven by the impact of higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets of $32 million, $28 million of merger integration costs and $19 million of merger transaction costs. These increases were partially offset by expense reductions as described below:
Selling. Selling expense of $160 million in the six months ended June 30, 2013 increased $15 million, or 10.3%, compared to $145 million in the six months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 selling expenses of SuperMedia of $33 million have been included in our selling expenses for the six months ended June 30, 2013, of which none was included in the same period in 2012. This increase was partially offset by decreases in employee related costs, lower sales commissions, reduced national advertising and lower travel expenses.
Cost of Service. Cost of service expense of $208 million in the six months ended June 30, 2013 increased $25 million, or 13.7%, compared to $183 million in the six months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 cost of service expenses of SuperMedia of $37 million have been included in our cost of service expenses for the six months ended June 30, 2013, of which none was included in the same period in 2012. In addition, Internet traffic and other digital costs increased during the six months ended June 30, 2013. These increases were partially offset by lower printing and distribution costs as a result of lower volumes, and reduced contract services costs.
General and Administrative. General and administrative expense of $100 million in the six months ended June 30, 2013 increased $37 million, or 58.7%, compared to $63 million in the six months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 general and administrative expenses of SuperMedia of $9 million (excluding merger related costs) have been included in our general and administrative expenses for the six months ended June 30, 2013, of which none was included in the same period in 2012. Additionally, we incurred $28 million of merger integration costs, of which included $19 million of severance costs. Also, we incurred merger transaction costs of $19 million during the six months ended June 30, 2013. These increases in expenses were partially offset by lower employee related costs. Bad debt expense of $12 million in the six months ended June 30, 2013 decreased by $9 million, or 42.9%, compared to $21 million in the six months ended June 30, 2012. Bad debt expense as a percent of total operating revenue was 1.9% for the six months ended June 30, 2013, compared to 3.1% for the six months ended June 30, 2012.
Depreciation and Amortization. Depreciation and amortization expense of $282 million in the six months ended June 30, 2013 increased $73 million, or 34.9%, compared to $209 million in the six months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 depreciation and amortization expenses of SuperMedia of $48 million (of which $44 million relates to the amortization of intangible assets) have been included in our depreciation and amortization expenses for the six months ended June 30, 2013, of which none was included in the same period in 2012. Additionally, an increase of $32 million in amortization expense was driven by the impact of higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets. These increases were partially offset by lower depreciation and amortization expense associated with fixed assets and capitalized software.
Interest Expense
Interest expense, net of interest income, of $122 million in the six months ended June 30, 2013 increased $17 million, or 16.2%, compared to $105 million in the six months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 interest expense, net of SuperMedia of $38 million has been included in our interest expense, net for the six months ended June 30, 2013, of which none was included in the same period in 2012. This amount includes $11 million of non-cash interest expense associated with the amortization of the SuperMedia's debt fair value adjustment. Additionally, interest expense increased due to the impact of the interest rate increases on Dex One's senior secured credit facilities. This increase was partially offset by lower interest expense due to lower outstanding debt obligations. This increase was partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the six months ended June 30, 2013 includes $24 million of non-cash interest expense (including the $11 million related to SuperMedia discussed above) compared to $23 million for the six months ended June 30, 2012. This non-cash interest expense primarily represents the amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes and the amortization of deferred financing costs.
Reorganization Items
The Company recorded reorganization items of $37 million in the six months ended June 30, 2013, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments in March 2013, and $5 million associated with professional fees.
Gains on Early Extinguishment of Debt
The Company recorded non-taxable gains of $140 million related to the early extinguishment of a portion of our senior secured credit facilities in the six months ended June 30, 2012. On March 23, 2012, the Company utilized $70 million in cash to prepay $142 million of the senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). On April 19, 2012, the Company utilized $26 million in cash to prepay $98 million of the senior subordinated notes. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees).

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of ($149) million in the six months ended June 30, 2013 decreased $152 million, compared to a provision $3 million in the six months ended June 30, 2012. For the six months ended June 30, 2013, the tax rate of 54.0% is primarily due to the impact of the merger with SuperMedia, which resulted in the availability of deferred tax liabilities to support the future realization of deferred tax assets in certain tax jurisdictions and changes in state tax apportionment.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately 41% for 2013. This estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to reductions in recorded valuation allowances, reductions in certain deferred tax liabilities and changes in state tax apportionment. Without the reductions in the valuation allowance, the reduction in certain deferred tax liabilities, and changes in state tax apportionment, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2013.

Our estimated annual effective tax rate for 2013 may be subject to change in future periods. During the second half of 2013, we anticipate recording an additional benefit associated with the lapsing of certain uncertain tax positions due to expiration of the statute of limitations in various jurisdictions.  Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 46%.

The annual effective tax rate of 10% for the year ended December 31, 2012 differed from the statutory rate primarily due to changes in recorded valuation allowances, the impact of state income taxes, changes in certain deferred tax liabilities, and the impact of non-deductible interest expense related to our debt obligations.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
The following table sets forth a summary of cash flows for the six months ended June 30, 2013 and 2012:

Six Months Ended June 30	2013	2012	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$139	$164	$(25)
Investing activities	142	(12)	154
Financing activities	(209)	(327)	118
Increase (Decrease) In Cash and Cash Equivalents	$72	$(175)	$247

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $139 million for the six months ended June 30, 2013 decreased $25 million, compared to $164 million for the six months ended June 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through June 30, 2013 net cash provided by operating activities from SuperMedia of $24 million (excluding the cash impact of merger transaction and merger integration costs) have been included in our net cash provided by operating activities for the six months ended June 30, 2013, of which none was included in the same period in 2012. During the six months ended June 30, 2013, the Company made cash payments for merger transaction costs of $16 million, merger integration costs of $19 million, and costs associated with our bankruptcy of $5 million. Additionally, lower cash collections during the six months ended June 30, 2013, associated with lower revenue, were partially offset by reduced operating expenditures, reduced interest payments on Dex One debt obligations and lower cash contributions to the Company's qualified pension plans.

Net cash provided by investing activities of $142 million for the six months ended June 30, 2013, increased $154 million, compared to net cash used in investing activities of $12 million for the six months ended June 30, 2012. This increase of $154 million represents the amount of cash acquired in the acquisition of SuperMedia on April 30, 2013. In addition, the Company incurred $12 million in capital expenditures, including capitalized software, during both the six months ended June 30, 2013 and 2012.

Net cash used in financing activities of $209 million for the six months ended June 30, 2013 decreased $118 million compared to $327 million for the six months ended June 30, 2012. Net cash used in financing activities in the six months ended June 30, 2013 and 2012 primarily represents the repayment of debt principal.

During the six months ended June 30, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities at par of $160 million and $49 million, respectively, for total debt principal payments of $209 million. Accelerated principal payments consist of prepayments of cash flow sweep requirements under our senior secured credit facilities that are due in the third quarter of 2013.
During the six months ended June 30, 2012, the Company made debt principal payments of $324 million, which reduced the Company's debt obligations by $468 million. On March 23, 2012, the Company utilized $70 million in cash to prepay $142 million of the senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). On April 19, 2012, the Company utilized $26 million in cash to prepay $98 million of the senior subordinated notes. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees). During the six months ended June 30, 2012, the Company also made debt principal payments, at par, of $228 million.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2013.

Debt Obligations

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia, on April

30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated loan agreements for each of Dex Media East, Inc. (“ DME”), Dex Media West, Inc. (“ DMW”) and R.H. Donnelley Inc. (“ RHDI ”) (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHDI senior secured credit facility.  The administrative agents and financial institutions were the administrative agents and the lenders under Dex One's and SuperMedia's pre-existing senior secured credit facilities. Please refer to the Dex One Annual Report on Form 10-K and the SuperMedia Annual Report on Form 10-K for the year ended December 31, 2012 for detailed information regarding the terms and conditions of Dex One and SuperMedia debt obligations prior to the merger.

SuperMedia Senior Secured Credit Facility

The SuperMedia senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing, at SuperMedia's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted London Inter-Bank Offered Rate ("LIBOR") plus 1.00%, plus an interest rate margin of 7.60%, or

•
 With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 8.60%. SuperMedia may elect interest periods of one, two or three months for Eurodollar borrowings.

RHDI Senior Secured Credit Facility

The RHDI senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at RHDI's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted LIBOR plus 1.00%, plus an interest rate margin of 5.75%, or

•
 With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 6.75%. RHDI may elect interest periods of one, two, three or six months for Eurodollar borrowings.

DME Senior Secured Facility

The DME senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at DME's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted LIBOR plus 1.00%, plus an interest rate margin of 2.00%, or

•
With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 3.00%. DME may elect interest periods of one, two, three or six months for Eurodollar borrowings.

DMW Senior Secured Credit Facility

The DMW senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at DMW's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, or (3) adjusted LIBOR, plus 1.00%, plus an interest rate margin of 4.00%, or

•
With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 5.00%. DMW may elect interest periods of one, two, three or six months for Eurodollar borrowings.

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ending March 31, 2013, the Company made interest payments 50% in cash and 50% in PIK interest resulting in the issuance of an additional $8 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016.

Principal Payment Terms for Senior Secured Credit Facilities

The Company has mandatory debt principal payments due after each quarter prior to the December 31, 2016 maturity date on its outstanding senior secured credit facilities. RHDI, DME and DMW are required to pay scheduled amortization payments, plus additional prepayments at par equal to each borrower's respective Excess Cash Flow ("ECF"), multiplied by the applicable ECF Sweep Percentage as defined in the respective senior secured credit facility (60% for RHDI, 50% for DMW, and 70% in 2013 and 2014 and 60% in 2015 and 2016 for DME). SuperMedia is required to make prepayments at par in an amount equal to 67.5% of any increase in Available Cash, as defined in its senior secured credit facility.

In addition to these principal payments, the Company may on one or more occasions use another portion of the increase in ECF or Available Cash, as applicable to repurchase debt at market prices ("Voluntary Prepayments") at a discount of face value, as defined in the respective senior secured credit facility (12.5% for SuperMedia, 20% for RHDI, 30% for DMW, and 15% in 2013 and 2014 and 20% in 2015 and 2016 for DME) as determined following the end of each quarter. These Voluntary Prepayments must be made within 180 days after the date on which financial statements are delivered. If a borrower does not make such Voluntary Prepayments within the 180-day period, the Company must make a prepayment at par at the end of the quarter during which such 180-day period expires.

Any remaining portion of ECF or Available Cash, may be used at the Company's discretion, subject to certain restrictions specified in each senior secured credit facility agreement.

Contractual Obligations

Our contractual obligations as of June 30, 2013, are summarized below:

	Payments Due by Period
	Total	Remainder of 2013	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on debt obligations (1)	$3,287	$88	$260	$2,939	$—
Interest on debt obligations (2)	123	24	70	29	—
Operating lease obligations (3)	69	12	34	18	5
Purchase obligations (4)	37	12	17	8	—
Other post-employment benefit obligations (5)	23	7	2	2	12
Total	$3,539	$143	$383	$2,996	$17

(1)
The Company has mandatory debt principal payments due after each quarter prior to the December 31, 2016 maturity date on its outstanding senior secured credit facilities. RHDI, DME and DMW are required to pay scheduled amortization payments, plus additional prepayments at par equal to the respective Excess Cash Flow ("ECF"), multiplied by the applicable ECF Sweep Percentage as defined in the respective senior secured credit facility (60% for RHDI, 50% for DMW, and 70% in 2013 and 2014 and 60% in 2015 and 2016 for DME). SuperMedia is required to make prepayments at par in an amount equal to 67.5% of any increase in Available Cash, as defined in its senior secured credit facility.
Principal payment on debt obligations reflected in the table, are the required amortization payments for RHDI, DME and DMW and any unpaid sweep obligations related to results through June 30, 2013. No estimates have been made for future sweep obligations as payments in future years cannot be reasonably estimated. The unpaid principal amounts due at the maturity of the instruments are reflected in the period that they mature. All principal payments included in the table reflect the face value of the debt instruments. For additional information on debt obligations, see Note 8 to our consolidated financial statements included in this report.

(2)
Interest on debt obligations reflects the interest owed on the unpaid and outstanding debt obligations. As discussed above, due to the uncertainty of the amount of the principal payments from prepayments associated with ECF or Available Cash and voluntary prepayments, interest payments in future years cannot be reasonably estimated. The interest obligation assumes the interest rate on floating interest rate debt, will remain unchanged in the future, as well as, the impact on interest payments as a result of the Company making payment-in-kind interest payments on the senior subordinated notes until maturity. For additional information on debt obligations, including interest rates, see Note 8 to our consolidated financial statements included in this report.

(3)
We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options.

(4)
We are obligated to pay an outsourced service provider approximately $30 million over the years 2012 through 2017 for data center and server assessment, migration and ongoing management and administration services. As of June 30, 2013, approximately $23 million remains outstanding under this obligation. We are also obligated to pay an IT outsourced service provider approximately $22 million over the years 2012 through 2015 for software licensing and related services. As of June 30, 2013, approximately $9 million remains outstanding under this obligation. Under an Internet Yellow Pages Reseller Agreement, we are obligated to pay YP Holdings $5 million for the remainder of 2013.

(5)
The amounts in the table set forth the expected future benefit payments for other post-employment benefits ("OPEB"). As a result of the acquisition of SuperMedia, the Company has an obligation to provide OPEB to certain employees of SuperMedia. The Company's OPEB includes post-employment health care and life insurance plans for the Company's retirees and their dependents that are both contributory and noncontributory and include a limit on the Company's share of cost for recent and future retirees. Certain retirees will continue to receive a reduced company subsidy through December 31, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” which amends Accounting Standards Codification ("ASC") 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.
In July 2013, the FASB issued ASU No. 2013-11, (“ASU 2013-11”),  “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Earlier application is permitted. The Company is currently assessing the impact ASU 2013-11 will have on its financial statements.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates since December 31, 2012. For additional information on critical accounting policies, see Summary of Significant Accounting Policies in Note 2 of the notes to consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012 filed by Dex One Corporation.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $2 million for the six months ended June 30, 2013. For additional information related to the Company's debt obligation and interest rates, see "Debt Obligations" above.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the Securities Exchange Commission's rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2013, we acquired SuperMedia. Our company has not yet completed an evaluation of the effectiveness of internal controls over financial reporting and SuperMedia will not be in scope in 2013.

Other than the item described above, there have been no significant changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material adverse effect on its statements of comprehensive income (loss).

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain officers of SuperMedia Inc., formerly Idearc Inc. (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company's common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company's current officers (but not against the Company or its subsidiaries). The suit was filed by Wade L. Jones on behalf of purchasers of the Company's bonds between March 27, 2008 and March 30, 2009, inclusive. On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas. The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company's financial performance and condition. Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act. The plaintiffs were seeking unspecified compensatory damages and reimbursement for litigation expenses. Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs' attorney have been selected (“Buettgen” case). On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint. On August 11, 2010, in a one line order without an opinion, the court denied the Company's motion to dismiss. On May 19, 2011, the court granted the plaintiffs' motion certifying a class. Subsequently, the Fifth Circuit Court of Appeals denied the Company's petition for an interlocutory appeal of the class certification order. On September 24, 2012, the Company defendants filed a motion for summary judgment seeking a complete dismissal which was denied on February 20, 2013. The parties entered into a tentative settlement of the matter on April 1, 2013. The Court has preliminarily approved the settlement and set a fairness hearing for November 12, 2013. The Company's insurance carriers have fully funded the settlement pursuant to the Court's order preliminarily approving the settlement.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia Inc., formerly Idearc Inc. (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case). The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants. On June 10, 2010, the court in the Buettgen case granted the Company's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. Following the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order. Several of the Company defendants have filed motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase which have been set for hearing. The Company awaits an order of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee (“EBC”) and pension plans of SuperMedia Inc., formerly Idearc Inc.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company's spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims remaining against the Company are procedural ERISA claims against the Company's EBC. On November 1, 2010, the Company's EBC filed its answer to the complaint. On November 4, 2010, the Company's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against the Company's EBC. The Company's EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied the Company's EBC's motion to dismiss. The parties' summary judgments remain pending. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia Inc., formerly Idearc Inc. filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company's current and former officers, directors and members of the Company's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs have filed a consolidated complaint. The Company filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the Company defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants' second motion dismissing the case with prejudice. The plaintiffs have appealed the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has been completed. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 23, 2010, a patent holder sued Dex One and several other IYP publishers for infringement of its so-called “474 Patent” in the U.S. District Court, Eastern District of Texas. The Plaintiff claims that the Company and other IYP publishers have provided or used systems or provided services that infringe the 474 Patent. The complaint against the Company seeks damages arising from the infringement and an injunction against further infringement of the 474 Patent. The Company completed preliminary document production and filed its invalidity contentions on June 30, 2011. In August 2012, the Court issued a coordinated scheduling order applicable to all the defendants. Under the order, the claim construction hearing was scheduled for January 24, 2013, and trial setting will take place on October 7, 2013. In February 2013, the Court issued its claim construction order and an order governing mediation. On April 3, 2013, the Court issued an order staying all mediations in this lawsuit. The stay was issued because of Plaintiff's failure to mediate in good faith. The Company plans to vigorously defend the lawsuit.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against SuperMedia Inc., formerly Idearc Inc, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, the Company filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime. Subsequently, the Company amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the Company's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. The Company's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company's former and current employees. The time for opting into the class has expired. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

On June 26, 2012, SuperMedia filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company's right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company's right to modify, amend or terminate these plans. Although the court initially consolidated this case with the above case, it later reversed itself and kept the case separate. Several of the defendants have filed motions to dismiss as well as a counterclaim. The Company has filed a motion to dismiss the counterclaim. The Company awaits the order of the court.

On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia Inc., formerly Idearc Inc., in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer ("CFO") of the Company in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed the Company prior to the spin-off by not having the requisite number of directors under Delaware law. Since the Company was improperly formed, the former CFO did not have the authority to execute the note on behalf of the Company and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy. The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant's behalf.

Item 1A. Risk Factors

Other than set forth below, there have been no material changes in our risk factors from those disclosed in Part I - Item 1A to the Annual Report on Form 10-K for the year ended December 31, 2012 of Dex One Corporation. The risk factors disclosed in the Annual Report on Form 10-K, in addition to the risk factors and other information set forth in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.
We face widespread competition from other print directory publishers and other traditional and new media. This competition may reduce our market share or materially adversely affect our financial performance.
The directory advertising industry in the United States is highly competitive.  Some of the incumbent publishers with which we compete are or may become larger than we are and have or may obtain greater financial resources than we have. Although we may have limited market overlap with incumbent publishers, relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively in these areas.
We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these competitors are larger than we are and have greater financial resources than we have. The market share of these competitors may increase and our market share may decrease.
We also compete for advertising sales with other new media. The Internet has become increasingly accessible as a local media for businesses of all sizes. We face competition from search engines and portals, such as Google, Yahoo! and Bing, among others, some of which have entered into commercial agreements with us and other major directory publishers.  Internet search engines and service providers including but not limited to Google, Yahoo!, Bing, Facebook and Twitter also have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a scale greater than ours.  Further, the use of the Internet, including the use of wireless devices, has resulted in new technologies and services that compete with traditional local media. Through Superpages.com, DexKnows.com and the Superpages.com and DexKnows.com networks, we compete with the Internet yellow pages directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our digital strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small- and medium-sized local businesses.
The loss of important intellectual property rights could adversely affect our results of operations and future prospects.
Various trademarks and other intellectual property rights are key to our business. We rely upon a combination of trademark and copyright laws as well as contractual arrangements to protect our intellectual property rights. We may be required to bring lawsuits against third parties to protect our intellectual property rights. Similarly, we may be party to proceedings by third parties challenging our rights. Lawsuits brought by us may not be successful, or we may be found to infringe the intellectual property rights of others. As the commercial use of the Internet further expands, it may be more difficult to protect our trade names, including Superpages.com and DexKnows.com, from domain name infringement or to prevent others from using Internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of intellectual property rights. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. Further, the loss of important trademarks or other intellectual property rights could have a material adverse effect upon our business, prospects, financial condition, results of operations and cash flow.
The failure to successfully integrate the businesses of Dex One and SuperMedia could adversely affect our future results.
The integration of the businesses of Dex One and SuperMedia is of critical importance to our future success. The success of the integration will depend, in large part, on our ability to realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from combining the businesses of Dex One and SuperMedia. To realize these anticipated benefits, the businesses of Dex One and SuperMedia must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may prevent us from achieving the anticipated benefits of the merger of Dex One and SuperMedia.
Any difficulties in successfully integrating the businesses of Dex One and SuperMedia, or any delays in the integration process, could adversely affect Dex Media's ability to achieve the anticipated benefits of the transaction and could adversely affect our business, financial results, financial condition and stock price.
Our future results will suffer if we do not effectively manage our expanded operations following the merger of Dex One and SuperMedia.
Following the merger of Dex One and SuperMedia, the size of our business will be significantly greater than the size of either Dex One's or SuperMedia's business prior to the merger. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated to result from the merger of Dex One and SuperMedia.
We expect to incur substantial expenses related to the integration of the businesses of Dex One and SuperMedia.
We expect to incur substantial expenses related to the integration of Dex One and SuperMedia. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including information technology purchasing, accounting and finance, sales, billing, payroll, pricing, revenue management, marketing and benefits. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses we will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in our taking significant charges against earnings to enable the integration of the businesses of Dex One and SuperMedia, and the amount and timing of such charges are uncertain at present.
Uncertainty about the merger and diversion of management could harm our operations following the completion of merger of Dex One and SuperMedia.
Current and prospective employees may experience uncertainty about their future with Dex Media following the merger of Dex One and SuperMedia and the integration of their businesses. These uncertainties may impair our ability to retain, recruit or motivate key personnel. In addition, completion of the merger of Dex One and SuperMedia and integrating the companies' operations will require a significant amount of time and attention from management of the two companies. The diversion of management's attention away from ongoing operations could adversely affect our business relationships following the transaction.
We have substantial indebtedness that could adversely affect our business, prospects, financial condition, results of operations and cash flow.
Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences and significant effects on our business and prospects. For example, it could:

•	Increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•
Require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	Restrict us from exploiting business opportunities;
•	Make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•	Place us at a disadvantage compared to our competitors that have less debt; and
•	Limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
Senior secured credit facilities inherited from Dex One and SuperMedia and senior subordinated notes inherited from Dex One may restrict our future operations, particularly our ability to respond to changes or to take certain actions.
Senior secured credit facilities inherited from Dex One and SuperMedia and senior subordinated notes inherited from Dex One impose significant operating and financial restrictions upon us and may limit our ability and the ability of our subsidiaries to, among other things:

•	Incur liens or other encumbrances;
•	Make acquisitions, loans and investments;
•	Sell or otherwise dispose of assets;
•	Incur additional indebtedness;
•	Pay dividends, make distributions and pay certain indebtedness;
•	Enter into sale and leaseback transactions; and
•	Enter into swap transactions and certain affiliate transactions.
In addition, we will be required to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. There can be no assurance that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from our senior secured creditors and/or amend the covenants.
Our failure to comply with the covenants or to maintain the required financial ratios contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, our default under one agreement covering our indebtedness may trigger cross-defaults under other agreements covering our indebtedness. Upon the occurrence of an event of default or cross-default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.
To service our indebtedness, we will require a significant amount of cash.
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.
If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the senior secured credit facilities inherited from Dex One and SuperMedia and senior subordinated notes inherited from Dex One.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended June 30, 2013 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan. All such acquired shares were retired upon purchase during the second quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	1,667	$8.15	—	—
May 1, 2013 - May 31, 2013	12,349	11.00	—	—
June 1, 2013 - June 30, 2013	—	—	—	—
Total	14,016	$10.66	—	—

The Company does not have an active share repurchase program.

Item 3. Defaults Upon Senior Securities

The filing of the Chapter 11 Cases on March 18, 2013, triggered an event of default that rendered the remaining financial obligations under the Dex One senior subordinated notes and senior secured credit facilities automatically and immediately due and payable. However, any attempt to enforce our financial obligations under the Dex One senior subordinated notes and senior secured credit facilities was stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and during the pendency of the Chapter 11 Cases. Our plan of reorganization was confirmed by the United States Bankruptcy Court for the District of Delaware on April 29, 2013, and our defaults under the indenture governing the Dex One senior subordinated notes and under the credit agreements governing our senior secured credit facilities, were also cured upon such confirmation.

Item 6. Exhibits

Exhibit No.	Document

2.1
Amended and Restated Plan of Merger by and among SuperMedia, Inc., Dex One Corporation, Newdex, Inc., and Spruce Acquisition Sub, Inc., dated December 5, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report of Dex One Corporation on Form 8-K, filed on December 6, 2012).

3.1	Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

10.1
Fourth Amended and Restated Credit Agreement by and among Dex Media, Inc., R.H. Donnelley Inc. as Borrower, the lenders party thereto, Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Deutsche Bank Trust Company Americas as Syndication Agent and Deutsche Bank Securities Inc and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.2
Amended and Restated Credit Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media East, Inc. as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Deutsche Bank Trust Company Americas as Syndication Agent, and J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.3
Amended and Restated Credit Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media West, Inc. as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Deutsche Bank Trust Company Americas as Syndication Agent, and J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.4
Amended and Restated Credit Agreement by and among Dex Media, Inc., SuperMedia Inc. as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, dated April 30, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.5
First Supplemental Indenture by and among Dex One Corporation, Newdex, Inc. and The Bank of New York Mellon, dated April 30, 2013 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.6
Amended and Restated Shared Services Agreement, by and among Dex One Service, Inc., R.H. Donnelley Inc., Dex Media Service LLC, Dex Media Holdings, Inc., Dex Media East, Inc., Dex Media West, Inc., Dex One Digital, Inc., R.H. Donnelley Corporation, SuperMedia Inc., SuperMedia LLC, SuperMedia Sales Inc., SuperMedia Services Inc. and SuperMedia UK, Ltd., dated April 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.7
Amended and Restated Tax Sharing Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media East, Inc., Dex Media West, Inc., Dex One Service, Inc., R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc. and Dex One Digital, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.8
SuperMedia - Dex Tax Sharing Agreement, by and among SuperMedia, Inc., SuperMedia Services Inc., Dex Media, Inc. and Dex One Service, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.9	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

31.1	Certification of Peter J. McDonald filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Samuel D. Jones filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuit to 18 U.S.C.Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.

Date:	August 8, 2013	By:	/s/ Peter J. McDonald
Peter J. McDonald Chief Executive Officer
(Principal Executive Officer)

/s/ Samuel D. Jones
Samuel D. Jones Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Document

2.1
Amended and Restated Plan of Merger by and among SuperMedia, Inc., Dex One Corporation, Newdex, Inc., and Spruce Acquisition Sub, Inc., dated December 5, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report of Dex One Corporation on Form 8-K, filed on December 6, 2012).

3.1	Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

10.1
Fourth Amended and Restated Credit Agreement by and among Dex Media, Inc., R.H. Donnelley Inc. as Borrower, the lenders party thereto, Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Deutsche Bank Trust Company Americas as Syndication Agent and Deutsche Bank Securities Inc and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.2
Amended and Restated Credit Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media East, Inc. as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Deutsche Bank Trust Company Americas as Syndication Agent, and J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.3
Amended and Restated Credit Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media West, Inc. as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Deutsche Bank Trust Company Americas as Syndication Agent, and J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.4
Amended and Restated Credit Agreement by and among Dex Media, Inc., SuperMedia Inc. as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, dated April 30, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.5
First Supplemental Indenture by and among Dex One Corporation, Newdex, Inc. and The Bank of New York Mellon, dated April 30, 2013 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.6
Amended and Restated Shared Services Agreement, by and among Dex One Service, Inc., R.H. Donnelley Inc., Dex Media Service LLC, Dex Media Holdings, Inc., Dex Media East, Inc., Dex Media West, Inc., Dex One Digital, Inc., R.H. Donnelley Corporation, SuperMedia Inc., SuperMedia LLC, SuperMedia Sales Inc., SuperMedia Services Inc. and SuperMedia UK, Ltd., dated April 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.7
Amended and Restated Tax Sharing Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media East, Inc., Dex Media West, Inc., Dex One Service, Inc., R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc. and Dex One Digital, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.8
SuperMedia - Dex Tax Sharing Agreement, by and among SuperMedia, Inc., SuperMedia Services Inc., Dex Media, Inc. and Dex One Service, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

10.9	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

31.1	Certification of Peter J. McDonald filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Samuel D. Jones filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuit to 18 U.S.C.Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________