Form 10-Q
period 2013-09-30
DEX MEDIA, INC.
filed 2013-11-06
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 1, 2013, there were 17,600,150 shares of the registrant's common stock outstanding.

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

•	our inability to provide assurance for the long-term continued viability of our business;

•	reduced advertising spending and increased contract cancellations by our clients, which causes reduced revenue;

•	declining use of print yellow pages directories by consumers;

•	competition from other yellow pages directory publishers and other traditional and new media including increased competition from existing and emerging digital technologies;

•	our ability to collect trade receivables from clients to whom we extend credit;

•	our ability to anticipate or respond to changes in technology and user preferences;

•	changes in our operating performance;

•	limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of our credit facilities;

•	failure to comply with the financial covenants and other restrictive covenants in our credit facilities;

•	limited access to capital markets and increased borrowing costs resulting from our leveraged capital structure and debt ratings;

•	changes in our credit rating;

•	changes in the availability and cost of paper and other raw materials used to print our directories;

•	our reliance on third-party providers for printing, publishing and distribution services;

•	our ability to maintain agreements with major internet search and local media companies;

•	credit risk associated with our reliance on small- and medium-sized businesses as clients;

i

•	our ability to attract and retain qualified key personnel;

•	our ability to maintain good relations with our unionized employees;

•	changes in labor, business, political and economic conditions;

•	changes in governmental regulations and policies and actions of federal, state and local municipalities impacting our businesses;

•	the outcome of pending or future litigation and other claims; and

•	other events beyond our control that may result in unexpected adverse operating results.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other periodic reports we file with the Securities and Exchange Commission (the “SEC”), including the information in this report and “Item 1A. Risk Factors” in Part I of the Annual Report on Form 10-K for the year ended December 31, 2012 filed by Dex One Corporation, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof or, in the case of statements incorporated by reference, on the date of the document incorporated by reference. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012

Operating Revenue	$397	$320	$1,030	$999

Operating Expenses
Selling	113	68	273	213
Cost of service (exclusive of depreciation and amortization)	130	89	338	272
General and administrative	54	31	154	94
Depreciation and amortization	242	104	524	313
Total Operating Expenses	539	292	1,289	892
Operating Income (Loss)	(142)	28	(259)	107
Interest expense, net	99	47	221	152
(Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(241)	(19)	(480)	(45)
Reorganization items	—	—	37	—
Gains on early extinguishment of debt	—	—	—	140
Income (Loss) Before Provision (Benefit) for Income Taxes	(241)	(19)	(517)	95
Provision (benefit) for income taxes	(109)	(6)	(258)	(3)
Net Income (Loss)	$(132)	$(13)	$(259)	$98

Other Comprehensive Income (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	(4)	—	(10)	—
Comprehensive Income (Loss)	$(136)	$(13)	$(269)	$98

Basic and diluted earnings (loss) per common share	$(7.66)	$(1.25)	$(18.29)	$9.68
Basic and diluted weighted average common shares outstanding	17.2	10.2	14.1	10.1

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2013	December 31, 2012

Assets
Current Assets
Cash and cash equivalents	$234	$172
Accounts receivable, net of allowances of $23 and $20	176	99
Unbilled accounts receivable	131	21
Deferred directory costs	168	100
Deferred tax assets	34	39
Prepaid expenses and other	18	35
Accrued tax receivable	11	2
Assets held for sale	21	—
Total current assets	793	468
Fixed assets and capitalized software, net	120	105
Goodwill	396	—
Intangible assets, net	1,991	1,833
Pension assets	43	—
Other non‑current assets	15	20
Total Assets	$3,358	$2,426

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$160	$2,010
Accounts payable and accrued liabilities	177	95
Accrued interest	12	19
Deferred revenue	112	121
Total current liabilities	461	2,245
Long-term debt	2,691	—
Employee benefit obligations	163	78
Deferred tax liabilities	161	54
Unrecognized tax benefits	23	6
Other liabilities	1	2

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,597,675 shares at September 30, 2013 and 10,176,988 shares at December 31, 2012	—	—
Additional paid-in capital	1,551	1,465
Retained (deficit)	(1,639)	(1,380)
Accumulated other comprehensive (loss)	(54)	(44)
Total shareholders' equity (deficit)	(142)	41
Total Liabilities and Shareholders' Equity (Deficit)	$3,358	$2,426

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$(259)	$98
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	524	313
Provision for deferred income taxes	(232)	(1)
Provision for unrecognized tax benefits	(28)	—
Provision for bad debts	20	29
Amortization of debt discount	33	19
Other non-cash interest expense	14	13
Stock-based compensation expense	4	4
Employee retiree benefits	(3)	—
Gains on early extinguishment of debt	—	(140)
Non-cash reorganization items	32	—
Changes in assets and liabilities:
Accounts receivable and unbilled accounts receivable	218	(5)
Deferred directory costs	(43)	32
Other current assets	9	9
Accounts payable and accrued liabilities	(30)	(93)
Other items, net	(9)	(17)
Net cash provided by operating activities	250	261

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(21)	(17)
Cash acquired in acquisition	154	—
Net cash provided by (used in) investing activities	133	(17)

Cash Flows from Financing Activities
Debt repayments	(321)	(401)
Debt issuance costs and other financing items, net	—	(5)
Net cash (used in) financing activities	(321)	(406)

Increase (decrease) in cash and cash equivalents	62	(162)
Cash and cash equivalents, beginning of year	172	258
Cash and cash equivalents, end of period	$234	$96

Supplemental Information
Cash interest on debt	$182	$121
Cash income taxes, net	$15	$5

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1
Business and Basis of Presentation

Business

Dex Media, Inc. (“Dex Media”, “we”, “us”, “our”, or the “Company”) is a leading provider of local marketing solutions to over 600,000 business clients across the United States. We have more than 2,000 marketing consultants who work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.
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
Our print yellow page directories are co-branded with various local exchange telephone companies; including Verizon Communications Inc., AT&T Corp., Century Link, Inc., Fairpoint Communications, Inc., and Frontier Communications Corporation. We operate as the official publisher of print yellow page directories in some of the markets that they provide telephone service, and we have multiple agreements that govern our relationship with each of these companies, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Dex One Corporation ("Dex One") Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not indicative of results of operations for the 2013 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, Accounting Standards Codification ("ASC") 852 “Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process have been classified as reorganization items on the Company's consolidated statements of comprehensive income (loss).

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

Dex Media will present its deferred revenue and associated unbilled receivables on a net basis on its consolidated balance sheet beginning June 30, 2013. We recognize revenue from print directory advertising ratably over the life of each directory, which is typically twelve months, using the amortization method, with revenue recognition commencing in the month of publication. In the month of publication, equal offsetting amounts are recorded to deferred revenue and unbilled receivables for the full annual contract value. Each month, as our clients are billed, we reduce deferred revenue and unbilled receivables by equal amounts as revenue is recognized on the consolidated statement of comprehensive income (loss) and billed receivables are recognized on the consolidated balance sheet. The net total of deferred revenue and unbilled receivables for all clients results in a net deferred revenue position as some clients prepay their account or are billed in advance. Deferred revenue on the consolidated balance sheet represents revenue yet to be recognized for those clients who have prepaid their account or have been billed in advance. Our December 31, 2012 consolidated balance sheet has been adjusted to reflect deferred revenue and associated unbilled receivables on a net basis.

Certain expense line items on the consolidated statements of comprehensive income (loss) have been reclassified for 2012 to conform to the current year presentation. Total expenses remain unchanged. The following tables show the reclassifications by expense line item.

	Three Months Ended September 30, 2012,
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$85	$(17)	$68
Cost of service	70	19	89
General & administrative	33	(2)	31
Total	$188	$—	$188

	Nine Months Ended September 30, 2012,
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$270	$(57)	$213
Cost of service	215	57	272
General & administrative	94	—	94
Total	$579	$—	$579

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
On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (i) Dex One would merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and subsequently, each share of Dex One common stock would convert into 0.2 shares of common stock of Newdex and (ii) immediately following consummation of the Dex Merger, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity and become a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”) with each share of SuperMedia common stock converting into 0.4386 shares of common stock of Newdex. As a result of the Mergers, Newdex, as successor to Dex One, was renamed Dex Media, Inc. (“Dex Media”) and became a newly listed company.
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

Note 2
Acquisition Accounting

On April 30, 2013, the merger of Dex One and SuperMedia was consummated, with 100% of the equity of SuperMedia being exchanged for $82 million of equity in Dex Media. The transaction brings together two companies with complementary operations and capabilities, which will provide Dex Media with increased scale, national scope, market share, financial base and a diversified services portfolio necessary to increase stockholder value, enhance value to clients, reduce debt, increase cost efficiencies and stabilize revenue. There can be no assurances that all of the potential benefits of the merger will be fully realized.
We accounted for the business combination using the acquisition method of accounting in accordance with ASC 805, “Business Combinations”, with Dex One identified as the acquiring entity for accounting purposes. Dex One is considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the fact that (1) upon consummation of the merger, Dex One stockholders held approximately 60% of the common stock of Dex Media as compared to approximately 40% held by SuperMedia stockholders and (2) Dex One's chairman of the board of directors continued as the chairman of the board of directors of Dex Media.
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
Intangible Assets and Goodwill
The fair value of intangible assets acquired of $635 million was determined using valuation techniques consistent with the income approach to measure fair value. The directory services agreements with certain local telephone service providers and client relationships were valued utilizing the excess earnings approach. The excess earnings attributable to the directory services agreements and client relationships were discounted utilizing a weighted average cost of capital of 21%. The trademark and domain names and patented technologies were valued utilizing the relief from royalty approach. The estimated remaining useful lives were estimated based on the future economic benefit to be received from the assets. The intangible assets will be amortized utilizing the income forecast method, which is an accelerated amortization method that assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time based on expected future cash flows.

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
Deferred Revenue, Deferred Directory Costs, and Unbilled Accounts Receivable
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. SuperMedia has minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equates to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. The exclusion of these results from the consolidated statements of comprehensive income (loss) of Dex Media, will not impact our future cash flows.
In connection with acquisition accounting, the fair value of SuperMedia's unbilled accounts receivable was determined to be $316 million. Unbilled accounts receivable represents amounts that are not billable at the balance sheet date, but are billed over the remaining life of the clients' advertising contracts.
Results of SuperMedia
As a result of acquisition accounting, SuperMedia's historical results through April 30, 2013 have not been included in the Company's consolidated results. SuperMedia's post-merger results from May 1, 2013 through September 30, 2013 are included in the consolidated financial statements of the Company, representing operating revenue of $193 million, ($157) million of operating (loss) and ($153) million net (loss). For the three months ended September 30, 2013 these results were operating revenue of $132 million, ($70) million operating (loss) and ($60) million net (loss).
Merger Transaction Costs
The Company has cumulatively incurred $41 million of merger transaction costs as of September 30, 2013. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). Of these costs, $2 million and $21 million were incurred and expensed during the three and nine months ended September 30, 2013, respectively. For additional information on merger related costs, see Note 3.
Pro Forma Information
The unaudited pro forma information below presents the combined operating results of Dex Media, with results prior to the acquisition date adjusted, as if the transaction had occurred January 1, 2012. These pro forma adjustments include adjustments associated with the amortization of the acquired intangible assets, the elimination of merger transaction costs, the impacts of the adjustment to interest expense to reflect the incremental change in interest rates associated with credit facility interest rate amendments, the amortization of deferred financing costs associated with Dex One and the amortization of the long-term debt fair value adjustment to SuperMedia's senior secured credit facility. The 2012 pro forma results have also been adjusted to exclude the estimated impact to revenue and expense of SuperMedia's deferred revenue and deferred directory costs and bad debt provision associated with directories published prior to the transaction that, due to acquisition accounting, would not have been recognized during 2012 assuming the transaction had occurred on January 1, 2012. The 2013 pro forma results have been adjusted to include the operating results of SuperMedia from January 1, 2013 to April 30, 2013 and the impact to revenue and expense associated with SuperMedia's deferred revenue and deferred directory cost estimates associated with directories published between January 1, 2013 and April 30, 2013, which were written off as a result of acquisition accounting as of April 30, 2013.
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
Unaudited Pro Forma Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating revenue	$537	$551	$1,686	$1,507
Net (loss)	$(59)	$(43)	$(108)	$(81)
Note 3
Merger Transaction and Integration Costs

Merger transaction costs represent costs associated with completing the merger between Dex One and SuperMedia.
The Company has cumulatively incurred $41 million of merger transaction costs as of September 30, 2013. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). Of these costs, $2 million and $21 million were incurred and expensed during the three and nine months ended September 30, 2013, respectively, and are reflected as general and administrative expense on the Company's 2013 consolidated statements of comprehensive income (loss).
Merger integration costs represent costs incurred to achieve synergies related to the merger of Dex One and SuperMedia. These costs include severance, professional fees and contract services. As part of the merger, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. These costs are recorded as part of general and administrative expense on the Company's 2013 consolidated statements of comprehensive income (loss). During the three and nine months ended September 30, 2013, the Company incurred $13 million and $41 million respectively, of merger integration costs, of which $9 million and $28 million respectively, represents severance costs.
The following table sets forth merger transaction and integration costs recognized for the three and nine months ended September 30, 2013, and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Merger transaction costs	$2	$4	$21	$4
Merger integration costs	13	—	41	—
Total merger related costs	$15	$4	$62	$4

Note 4
Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Basic EPS
Net income (loss)	$(132)	$(13)	$(259)	$98
Weighted average common shares outstanding	17.2	10.2	14.1	10.1
Basic EPS	(7.66)	(1.25)	(18.29)	9.68

Diluted EPS
Net income (loss)	$(132)	$(13)	$(259)	$98
Weighted average common shares outstanding	17.2	10.2	14.1	10.1
Dilutive effect of stock awards	—	—	—	—
Weighted average diluted shares outstanding	17.2	10.2	14.1	10.1
Diluted EPS	$(7.66)	$(1.25)	$(18.29)	$9.68

The weighted average shares outstanding for periods prior to April 30, 2013 have been adjusted to reflect the 1-for-5 reverse stock split of Dex One common stock.

Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding plus potential dilutive common stock. Due to the Company's reported net loss for the three months ended September 30, 2013 and 2012 as well as the nine months ended September 30. 2013, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of EPS. The effect of potentially dilutive common shares for the nine months ended September 30, 2012 was not material. For the nine months ended September 30, 2012, 0.5 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock. These shares were not included in our weighted average diluted shares outstanding.

On September 5, 2013, certain employees were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At September 30, 2013 there were 342,724 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net loss from continuing operations for the three and nine months ended September 30, 2013 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

Note 5
Reorganizations Items

In accordance with ASC 852, reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. For the three and nine months ended September 30, 2013, the Company recorded less than $1 million and $37 million, respectively, of reorganization items on the consolidated statements of comprehensive income (loss). The following table sets forth the details of reorganization items for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions)
Write-off of remaining unamortized debt fair value adjustment	$—	$32
Professional fees	—	5
Total reorganization items	$—	$37

In conjunction with Dex One's adoption of fresh start accounting, after bankruptcy emergence on February 1, 2010, an adjustment was recorded to reflect Dex One's outstanding debt obligations at their fair value. A total discount of $120 million was recorded and was amortized as an increase to interest expense, until our filing for bankruptcy on March 18, 2013, to effectuate the merger.

The write-off of remaining unamortized debt fair value adjustment is associated with Dex One's debt obligations, which were classified as liabilities subject to compromise at March 31, 2013. ASC 852 specifies that when debt classified as liabilities subject to compromise is an allowed claim, and the allowed claim differs from the net carrying amount of the debt, the carrying amount shall be adjusted to the amount of the allowed claim. The gain or loss resulting from this adjustment shall be recognized as reorganization items. Based on our plan of reorganization and approved first-day motions of the Bankruptcy Court, the allowed debt holder claims equaled the outstanding face value of debt obligations and excluded the unamortized debt fair value adjustment associated with Dex One's debt obligations. Therefore, we recognized the remaining unamortized debt fair value adjustment as a reorganization item during the nine months ended September 30, 2013, which resulted in the adjustment of the carrying amount of Dex One's debt obligations to their face value.

Note 6
Additional Financial Information

Consolidated Statements of Comprehensive Income (Loss)

Depreciation and amortization

The following tables set forth the components of the Company's depreciation and amortization expense for the three and nine months ended September 30, 2013, and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Amortization of intangible assets	$226	$87	$477	$262
Amortization of capitalized software	11	13	33	39
Depreciation of fixed assets	5	4	14	12
Total depreciation and amortization	$242	$104	$524	$313

Severance

During the three and nine months ended September 30, 2013, the Company recorded severance expense of $9 million and $28 million, respectively which was included as part of merger integration costs. During the three and nine months ended September 30, 2012, the Company recorded severance expense of $1 million and $5 million, respectively. Severance costs are recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss).

Interest expense, net

The Company recorded interest expense, net of $99 million and $221 million for the three and nine months ended September 30, 2013, compared to $47 million and $152 million for the three and nine months ended September 30, 2012, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt discount, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $23 million and $47 million for the three and nine months ended September 30, 2013, compared to $9 million and $32 million for the three and nine months ended September 30, 2012, respectively. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through September 30, 2013 interest expense, net of SuperMedia of $96 million (including $28 million of non-cash interest expense related to the amortization of debt discount) has been included in our interest expense, net for the nine months ended September 30, 2013. For the three months ended September 30, 2013 interest expense, net recorded by SuperMedia of $58 million (including $17 million of non-cash interest expense related to the amortization of debt discount) has been included in our interest expense, net.

Other comprehensive income (loss)

The following tables set forth the components of the Company's comprehensive income (loss) adjustments for pension and other post-employment benefits for the three and nine months ended September 30, 2013, and 2012.

	Three Months Ended September 30,
	2013			2012
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(132)			$(13)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial losses of benefit plans	$(7)	$3	(4)	$—	$—	—
Reclassifications included in net (loss):
Amortization of actuarial losses	1	(1)	—	—	—	—
Total reclassifications included in net (loss)	1	(1)	—	—	—	—
Adjustments for pension and other post-employment benefits	$(6)	$2	(4)	$—	$—	—
Total comprehensive (loss)			$(136)			$(13)

	Nine Months Ended September 30,
	2013			2012
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income (loss)			$(259)			$98
Adjustments for pension and other post-employment benefits:
Accumulated actuarial losses of benefit plans	$(18)	$7	(11)	$(2)	$1	(1)
Reclassifications included in net income (loss):
Amortization of actuarial losses	2	(1)	1	—	—	—
Settlement losses	—	—	—	2	(1)	1
Total reclassifications included in net income (loss)	2	(1)	1	2	(1)	1
Adjustments for pension and other post-employment benefits	$(16)	$6	(10)	$—	$—	—
Total comprehensive income (loss)			$(269)			$98

The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension and other post-employment benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2012	$(47)	$3	$(44)
Adjustments for pension and other post-employment benefits, net of amortization	(16)	6	(10)
Accumulated other comprehensive (loss) - September 30, 2013	$(63)	$9	$(54)

Balance Sheet

Assets held for sale

The Company entered into an agreement to sell its land and building in Los Alamitos, CA, for $21 million, subject to due diligence by the purchaser. The sale is anticipated to close within the next twelve months. As such, the Company has reflected these assets as assets held for sale on the Company's consolidated balance sheet as of September 30, 2013.

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's accounts payable and accrued liabilities at September 30, 2013 and December 31, 2012.

	At September 30, 2013	At December 31, 2012
	(in millions)
Accounts payable	$23	$14
Accrued salaries and wages	71	32
Accrued taxes	21	5
Accrued expenses	43	37
Customer refunds, advance payments and other	19	7
Total accounts payable and accrued liabilities	$177	$95

The 2013 amounts include accounts payable and accrued liabilities associated with the acquisition of SuperMedia. For additional information on the acquisition of SuperMedia, see Note 2.

Fair Value of Financial Instruments

The Company's financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds.  The Company's money market funds of $81 million and $3 million as of September 30, 2013 and December 31, 2012, respectively, have been recorded at fair value using Level 2 inputs.  The Company had $10 million and $2 million held in certificates of deposit (“CD's”) at September 30, 2013 and December 31, 2012, respectively, that serve as collateral against letters of credit held with our insurance carriers.  These CD's are valued using Level 2 inputs. The fair value of the Company's money market funds and CD's classified as Level 2 are determined based on observable market data. The fair value of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The fair value of our senior secured credit facilities debt instruments are determined using Level 2 inputs based on the observable market data of a private exchange. The fair value of our senior subordinated notes are determined using Level 1 inputs.

The following table sets forth the carrying amount and fair value of the Company's total debt obligations at September 30, 2013 and at December 31, 2012.

	At September 30, 2013		At December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$1,023	$1,049	$—	$—
R.H. Donnelly Inc.	708	515	776	528
Dex Media East, Inc.	455	345	516	360
Dex Media West, Inc.	429	357	498	369
Senior subordinated notes	236	155	220	73
Total debt obligations	$2,851	$2,421	$2,010	$1,330

With the merger and the adoption of acquisition accounting, the SuperMedia senior secured credit facility was recorded at its fair value on April 30, 2013 of $1,082 million, from its face value of $1,442 million, resulting in a debt fair value adjustment of $360 million. For additional information on our outstanding debt obligations, see Note 8.

Note 7
Intangible Assets

The following table sets forth the details of the Company's intangible assets at September 30, 2013 and December 31, 2012.

	At September 30, 2013			At December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$1,475	$579	$896	$1,330	$363	$967
Client relationships	1,155	413	742	735	217	518
Trademarks and domain names	440	140	300	380	84	296
Patented technologies	85	37	48	75	30	45
Advertising commitment	11	6	5	11	4	7
Total intangible assets	$3,166	$1,175	$1,991	$2,531	$698	$1,833

Included in the above amounts at September 30, 2013 are the intangible assets acquired as a result of the merger with SuperMedia on April 30, 2013. For additional information related to the acquisition of SuperMedia's intangible assets, see Note 2.
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
Amortization expense for intangible assets was $226 million and $477 million for the three and nine months ended September 30, 2013, respectively. Amortization expense for intangible assets was $87 million and $262 million for the three and nine months ended September 30, 2012, respectively. The nine months ended September 30, 2013 intangible asset amortization expense was impacted by the inclusion of SuperMedia's May 1, 2013 through September 30, 2013 amortization expense of $110 million. For the three months ended September 30, 2013 SuperMedia intangible asset amortization expense impact was $66 million. Additionally, amortization expense related to Dex One existing intangibles assets increased $73 million and $105 million for the three and nine months ended September 30, 2013, respectively, primarily due to the change in estimated remaining useful lives.

The annual amortization expense for intangible assets is estimated to be $703 million in 2013, $768 million in 2014, $514 million in 2015, $310 million in 2016, $141 million in 2017, and $32 million thereafter.

Note 8
Debt Obligations

The following table sets forth the Company's outstanding debt obligations on the consolidated balance sheets at September 30, 2013 and December 31, 2012.

		Interest Rates		Carrying Value
	Maturity	At September 30, 2013	At December 31, 2012	At September 30, 2013	At December 31, 2012
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.0%	$1,023	$—
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.0%	708	776
Dex Media East, Inc.	December 31, 2016	6.0%	2.8%	455	516
Dex Media West, Inc.	December 31, 2016	8.0%	7.0%	429	498
Senior subordinated notes	January 29, 2017	14.0%	14.0%	236	220
Total debt				2,851	2,010
Less: current maturities of long-term debt				160	2,010
Long-term debt				$2,691	$—

As a result of the merger and adoption of acquisition accounting on April 30, 2013, SuperMedia's debt obligation was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment will be amortized as an increase to interest expense over the remaining term of the SuperMedia debt obligation using the effective interest method and does not impact future interest or principal payments. Amortization of the SuperMedia debt fair value adjustment included an increase to interest expense of $17 million and $28 million during the three and nine months ended September 30, 2013. The unamortized portion of the SuperMedia discount as of September 30, 2013 was $332 million.

In conjunction with Dex One's adoption of fresh start accounting, after bankruptcy emergence on February 1, 2010, an adjustment was recorded to reflect Dex One's outstanding debt obligation at its fair value. A total discount of $120 million was recorded and was amortized as an increase to interest expense, until our next filing for bankruptcy on March 18, 2013, to effectuate the merger. As a result of filing for bankruptcy, Dex One's debt obligations were classified as liabilities subject to compromise at March 31, 2013. As discussed in Note 5, the Company recognized the remaining unamortized debt fair value adjustments associated with Dex One's debt obligations of $32 million as a reorganization item on the consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2013, which resulted in the adjustment of the carrying amounts of Dex One's debt obligations, to its face value.

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ending March 31, 2013 and September 30, 2013, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $16 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016.

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

2013 and 2012 Principal Payments

During the nine months ended September 30, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities at par of $210 million and $111 million, respectively, for total debt principal payments of $321 million. Accelerated principal payments consist of prepayments of cash flow sweep requirements under our senior secured credit facilities.
During the nine months ended September 30, 2012, the Company made debt principal payments of $401 million, which reduced the Company's debt obligations by $545 million. On March 23, 2012, the Company utilized $70 million in cash to prepay $142 million of the senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). On April 19, 2012, the Company utilized $26 million in cash to prepay $98 million of the senior subordinated notes. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees). During the nine months ended September 30, 2012, the Company also made debt principal payments, at par, of $305 million.

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

As of September 30, 2013, the Company is in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

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

Note 9
Employee Benefits

Pension Benefits

The Company provides pension benefits to many of its employees. The Company's pension plans are non-contributory defined benefit pension plans. The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan; and, in conjunction with the merger with SuperMedia, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets related to the Company's qualified pension plans, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements.

Net Periodic Cost

The following table sets forth the benefit costs (income) related to the Company's pension plans for the three and nine months ended September 30, 2013 and 2012, which includes May 1, 2013 through September 30, 2013 activity associated with the SuperMedia pension plans.

	Pension Benefit Cost (Income)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$1	$—	$1	$—
Interest cost	7	3	15	8
Expected return on plan assets	(11)	(4)	(22)	(10)
Settlement loss	—	—	—	2
Amortization of net loss	1	—	2	—
Net periodic cost (income)	$(2)	$(1)	$(4)	$—

The Company made cash contributions to its qualified pension plans of $1 million and $3 million during the three and nine months ended September 30, 2013, respectively, and $5 million and $14 million during the three and nine months ended September 30, 2012, respectively. We expect to make total contributions of approximately $4 million to our pension plans in 2013.

For the nine months ended September 30, 2012, lump sum payments to participants of the Dex Media, Inc. Pension Plan and the Dex One Pension Benefit Equalization Plan exceeded the sum of the service cost, plus interest cost components of the net periodic cost, resulting in the recognition of a settlement loss of $2 million.

Other Post-Employment Benefits

As a result of the acquisition of SuperMedia, the Company has an obligation to provide other post-employment benefits ("OPEB") to select employees of SuperMedia. The Company's OPEB includes post-employment health care and life insurance plans for the Company's retirees and their dependents that are both contributory and noncontributory and include a limit on the Company's share of cost for recent and future retirees. Certain retirees will continue to receive a reduced company subsidy through December 31, 2013. During the nine months ended September 30, 2013, the Company recorded other post-employment benefit expense of $1 million associated with interest costs.

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex One 401(k) Savings Plan, the Dex One Restoration Plan and the Dex Media, Inc. Employee Savings Plan; and, in conjunction with the merger with SuperMedia, the SuperMedia Savings Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax or after-tax basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the three and nine months ended September 30, 2013, the Company recorded total savings plan expense of $3 million and $9 million, respectively, which includes May 1, 2013 through September 30, 2013 activity associated with the SuperMedia Savings Plan. For the three and nine months ended September 30, 2012, the Company recorded total savings plan expense of $3 million and $8 million, respectively.

Note 10
Stock-Based Compensation

Stock-Based Compensation Expense

The Dex Media, Inc. Equity Incentive Plan and the Dex Media, Inc. Amended and Restated Long-Term Incentive Plan ("Plans") provide for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. As of April 30, 2013, the maximum number of shares of Dex Media common stock authorized for issuance under the Plans is 1,264,911. During 2013, the Company granted equity awards under the Plans.

Impact of Merger on Equity Compensation Plans

The Merger Agreement specified how equity compensation awards issued by Dex One prior to completion of the merger with SuperMedia would be treated. If the closing price of Dex One common stock on the day before the closing date of the merger was less than or equal to the strike price for an option, such option was considered "underwater" and was canceled for no value. If the Dex One closing price exceeded the strike price, such options were considered "in the money" and converted into a fully-vested option, subject to the modifications to both the number of shares that could be acquired upon exercise of the option and the per share exercise price resulting from the 1-for-5 reverse split. All stock appreciation rights were underwater at the time of the merger and were therefore canceled. Each share of restricted stock was converted into 0.2 shares of Dex Media common stock. Each restricted stock unit denominated in shares of Dex One stock that was unsettled, became vested and converted into the right to receive a number of shares of Dex Media common stock equal to the number of stock units multiplied by the 0.2 conversion rate. As a result of these merger related stock transactions, the Company accelerated $2 million of expense related to these awards during the three months ended June 30, 2013.

Restricted Stock

The Plans provide for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of Dex Media common stock on the date of grant.

On September 5, 2013, certain employees were granted restricted stock awards of 342,724 that cliff vest on December 31, 2015.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

All unvested shares of restricted stock will immediately terminate upon the employee's termination of employment with the Company on or before December 31, 2015 except that the Compensation and Benefits Committee of the Board of Directors, at its sole option and election, may permit the accelerated vesting of the award. In the event of the employee's termination of service by the Company without cause or by the employee for good reason within six months prior to or two years following a change in control (as defined in the applicable award agreement), any unvested restricted stock will become fully vested on the date of such termination (or the date of the change in control, if such termination occurs within six months prior to such change in control).

A portion of the cost related to these awards is included in the Company's compensation expense for the three and nine months ended September 30, 2013.

Stock Options

The Plans provide for grants of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

On September 5, 2013, certain employees were granted stock option awards of 430,600 that vest over four years in equal installments on the first, second, third, and fourth anniversaries of the grant date and have a 10 year term from the date of grant.

A stock option holder may pay the option exercise price in cash by delivering unrestricted shares to the Company having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a combination of these methods or by any other method approved by the Compensation and Benefits Committee of the Company's Board of Directors. Options may not be re-priced without the approval of the Company's stockholders.

If the employee's employment with the Company terminates by reason of the Company's termination of the employee's employment other than for cause, or the employee's resignation from employment, then in any such case, stock options shall be vested only to the extent they are vested on the effective date of such termination of employment or resignation.

If the employee's employment with the Company terminates by reason of the Company's termination of the employee's employment for cause, then stock options, whether or not vested, shall terminate immediately upon such termination of employment.

In the event of the employee's termination of service with the Company by the Company without cause or by the employee for good reason within six months prior to or two years following a change in control (as defined in the applicable award agreement), any unvested portion of the options shall become fully vested on the date of such termination (or the date of the change in control, if such termination occurs within six months prior to such change in control).

The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model.  The model incorporates assumptions regarding inputs as follows:

•   Expected volatility is a blend of the implied volatility of Dex Media common stock as of the grant date, the historical volatility of Dex Media common stock over its history, and the historical volatility of ten of Dex Media's peers;
•       Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and
• The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

A portion of the cost related to these stock option awards is included in the Company's compensation expense for the three and nine months ended September 30, 2013.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the three and nine months ended September 30, 2013 and 2012. Of the 2013 amount, $2 million was included as part of merger transaction costs. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Stock-based compensation expense	$1	$1	$4	$4

As of September 30, 2013, unrecognized compensation expense related to the unvested portion of the Company's restricted stock and stock option awards was approximately $5 million, and is expected to be recognized over a weighted-average period of approximately 3.3 years.

Note 11
Income Taxes

Income taxes have been provided for in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for the items considered discrete for the periods presented.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately 45% for 2013. This estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to reductions in recorded valuation allowances, reductions in certain deferred tax liabilities, lapsing of various uncertain tax positions due to expiration of the statute of limitations in various jurisdictions and changes in state tax apportionment. Excluding the lapsing of various uncertain tax positions, these tax benefits are primarily associated with the merger with SuperMedia which resulted in the availability of deferred tax liabilities to support the future realization of deferred tax assets in certain tax jurisdictions and changes in state tax apportionment. Without the reductions in the recorded valuation allowance, lapsing of uncertain tax positions, reductions in certain deferred tax liabilities and changes in state tax apportionment, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2013. Our estimated annual effective tax rate for 2013 may be subject to change in future periods.

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

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statements of comprehensive income (loss).

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

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee (“EBC”) and pension plans of SuperMedia Inc., formerly Idearc Inc.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company's spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against the Company were procedural ERISA claims against the Company's EBC. On November 1, 2010, the Company's EBC filed its answer to the complaint. On November 4, 2010, the Company's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against the Company's EBC. The Company's EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied the Company's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the Company EBC. The time for plaintiffs to file an appeal has not yet run. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia Inc., formerly Idearc Inc. filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company's current and former officers, directors and members of the Company's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs have filed a consolidated complaint. The Company filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the Company defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants' second motion dismissing the case with prejudice. The plaintiffs have appealed the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has been completed. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The time for filing further appeals has not yet run. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 23, 2010, a patent holder sued Dex One and several other IYP publishers for infringement of its so-called “474 Patent” in the U.S. District Court, Eastern District of Texas. The Plaintiff claims that the Company and other IYP publishers have provided or used systems or provided services that infringe the 474 Patent. The complaint against the Company seeks damages arising from the infringement and an injunction against further infringement of the 474 Patent. The Company completed preliminary document production and filed its invalidity contentions on June 30, 2011. In August 2012, the Court issued a coordinated scheduling order applicable to all the defendants. Under the order, the claim construction hearing was scheduled for January 24, 2013. In February 2013, the Court issued its claim construction order. On October 29, 2013, the Company settled this matter.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against SuperMedia Inc., formerly Idearc Inc., all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, the Company filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime. Subsequently, the Company amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the Company's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. The Company's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company's former and current employees. The time for opting into the class has expired. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

On June 26, 2012, SuperMedia filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company's right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company's right to modify, amend or terminate these plans. Several of the defendants have filed motions to dismiss as well as a counterclaim. The Company has filed a motion to dismiss the counterclaim. On August 8, 2013, the court granted several of the defendants' motion to dismiss and dismissed the defendants’ counterclaim. The Company and the remaining defendants are preparing a scheduling order to file with the court.

On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia Inc., formerly Idearc Inc., in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer ("CFO") of the Company in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed the Company prior to the spin-off by not having the requisite number of directors under Delaware law. The plaintiff alleges that since the Company was improperly formed, the former CFO did not have the authority to execute the note on behalf of the Company and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy. The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant's behalf.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in "Part I - Item 1A. Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2012 of Dex One Corporation, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto included in this report.

Our financial results may not be indicative of our future performance.

Overview

Dex Media, Inc. (“Dex Media”, “we”, “us”, “our”, or the “Company”) is a leading provider of local marketing solutions to over 600,000 business clients across the United States. We have more than 2,000 marketing consultants who work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.
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
Our print yellow page directories are co-branded with various local exchange telephone companies; including Verizon Communications Inc., AT&T Corp., Century Link, Inc., Fairpoint Communications, Inc., and Frontier Communications Corporation. We operate as the official publisher of print yellow page directories in some of the markets that they provide telephone service, and we have multiple agreements that govern our relationship with each of these companies, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Dex One Corporation ("Dex One") Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not indicative of results of operations for the 2013 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, Accounting Standards Codification ("ASC") 852 “Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process have been classified as reorganization items on the Company's consolidated statements of comprehensive income (loss).

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

Certain expense line items on the consolidated statements of comprehensive income (loss) have been reclassified for 2012 to conform to the current year presentation. Total expenses remain unchanged. The following tables show the reclassifications by expense line item.

	Three Months Ended September 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$85	$(17)	$68
Cost of service	70	19	89
General & administrative	33	(2)	31
Total	$188	$—	$188

	Nine Months Ended September 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$270	$(57)	$213
Cost of service	215	57	272
General & administrative	94	—	94
Total	$579	$—	$579

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

Bankruptcy Filing and Merger of Dex One and SuperMedia

Merger Agreement

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (i) Dex One would merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and subsequently, each share of Dex One common stock would convert into 0.2 shares of common stock of Newdex and (ii) immediately following consummation of the Dex Merger, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity and become a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”) with each share of SuperMedia common stock converting into 0.4386 shares of common stock of Newdex. As a result of the Mergers, Newdex, as successor to Dex One, was renamed Dex Media, Inc. (“Dex Media”) and became a newly listed company.

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

Advertising Sales and Revenue
Advertising sales is an operating measure, which represents the annual contract value of print directories published and digital contracts sold. It is important to distinguish advertising sales from revenue, which under U.S. GAAP are recognized under the deferral and amortization method. Advertising sales are a leading indicator of revenue recognition and are presented on a combined basis, including both Dex One and SuperMedia, for the three and nine months ended September 30, 2013 and 2012.
We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio). For the three and nine months ended September 30, 2013, net advertising sales declined 15.3% and 15.9% respectively, compared to the same periods in 2012. For the three and nine months ended September 30, 2012, net advertising sales declined 14.9% and 14.7%, respectively, compared to the same periods in 2011. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.
To mitigate the effect of declining advertising sales and revenue, we continue to actively manage expenses and streamline operations to reduce our cost structure.
Results of Operations
The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our results for the three and nine months ended September 30, 2013 include the operating results of SuperMedia from May 1, 2013 through September 30, 2013 as a result of our merger, which was consummated on April 30, 2013. In accordance with applicable accounting guidance, the historical operating results of SuperMedia, for April 2013 and prior periods have not been included. Our operating results for any quarter may not be indicative of our operating results in any future period.
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. SuperMedia has minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equates to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media.
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth our consolidated operating results for the three months ended September 30, 2013 and 2012

Three Months Ended September 30,	2013	2012	Change	% Change
	(in millions, except %)
Operating Revenue	$397	$320	$77	24.1%
Operating Expenses
Selling	113	68	45	66.2%
Cost of service (exclusive of depreciation and amortization)	130	89	41	46.1%
General and administrative	54	31	23	74.2%
Depreciation and amortization	242	104	138	132.7%
Total Operating Expenses	539	292	247	84.6%
Operating Income (Loss)	(142)	28	(170)	NM
Interest expense, net	99	47	52	110.6%
(Loss) Before Provision (Benefit) for Income Taxes	(241)	(19)	(222)	NM
Provision (benefit) for income taxes	(109)	(6)	(103)	NM
Net (Loss)	$(132)	$(13)	$(119)	NM

Operating Revenue
Operating revenue of $397 million for the three months ended September 30, 2013 increased $77 million, or 24.1%, compared to $320 million for the three months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, operating revenue of SuperMedia of $132 million for the three months ended September 30, 2013 has been included in our operating revenue, of which none was included for the same period in 2012. This increase was partially offset by a decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $539 million for the three months ended September 30, 2013 increased $247 million, or 84.6%, compared to $292 million for the three months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, operating expenses of SuperMedia of $199 million (excluding merger related costs) for the three months ended September 30, 2013 have been included in our operating expenses, of which none was included for the same period in 2012. Additionally, increases were driven by the impact of higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets of $73 million, and $13 million of merger integration costs. These increases were partially offset by expense reductions as described below.
Selling. Selling expense of $113 million for the three months ended September 30, 2013 increased $45 million, or 66.2%, compared to $68 million for the three months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, selling expenses of SuperMedia of $57 million for the three months ended September 30, 2013 have been included in our selling expenses, of which none was included for the same period in 2012. This increase was partially offset by decreases in employee related costs and lower sales commissions.
Cost of Service. Cost of service expense of $130 million for the three months ended September 30, 2013 increased $41 million, or 46.1%, compared to $89 million for the three months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, cost of service expenses of SuperMedia of $54 million for the three months ended September 30, 2013 have been included in our cost of service expenses, of which none was included for the same period in 2012. In addition, Internet traffic and digital costs increased for the three months ended September 30, 2013, offset by lower printing and distribution costs as a result of lower volumes and lower contract services costs.

General and Administrative. General and administrative expense of $54 million for the three months ended September 30, 2013 increased $23 million, or 74.2%, compared to $31 million for the three months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, general and administrative expenses of SuperMedia of $17 million (excluding merger related costs) for the three months ended September 30, 2013 have been included in our general and administrative expenses, of which none was included for the same period in 2012. Additionally, we incurred $13 million of merger integration costs, which included $9 million of severance costs. These increases in expenses were partially offset by lower employee related costs and merger transaction costs. We incurred merger transaction costs of $2 million for the three months ended September 30, 2013 compared to $4 million for the three months ended September 30, 2012. Bad debt expense was $8 million for both three months ended September 30, 2013 and three months ended September 30, 2012. Bad debt expense as a percent of total operating revenue was 2.0% for the three months ended September 30, 2013, compared to 2.5% for the three months ended September 30, 2012.
Depreciation and Amortization. Depreciation and amortization expense of $242 million for the three months ended September 30, 2013 increased $138 million, or 132.7%, compared to $104 million for the three months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, depreciation and amortization expenses of SuperMedia of $71 million (of which $66 million relates to the amortization of intangible assets) for the three months ended September 30, 2013 have been included in our depreciation and amortization expenses, of which none was included for the same period in 2012. Additionally, an increase of $73 million in amortization expense was driven by the impact of higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets. These increases were partially offset by lower depreciation and amortization expense associated with existing Dex One fixed assets and capitalized software.
Interest Expense, net

Interest expense, net of interest income, of $99 million for the three months ended September 30, 2013 increased $52 million, or 110.6%, compared to $47 million for the three months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, interest expense, net of SuperMedia of $58 million (including $17 million of non-cash interest expense associated with the amortization of SuperMedia's debt fair value adjustment) has been included in our interest expense, net for the three months ended September 30, 2013, of which none was included for the same period in 2012. Additionally, interest expense increased due to the impact of the interest rate increases on Dex One's senior secured credit facilities, partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the three months ended September 30, 2013 includes $23 million of non-cash interest expense (including the $17 million related to SuperMedia discussed above) compared to $9 million for the three months ended September 30, 2012. This non-cash interest expense primarily represents the amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes and the amortization of deferred financing costs.

Provision (Benefit) for Income Taxes

The Company recorded a provision (benefit) for income taxes of ($109) million for the three months ended September 30, 2013, compared to a provision (benefit) of ($6) million for the three months ended September 30, 2012. For the three months ended September 30, 2013, the effective tax rate of 45.2% is primarily due to lapsing of various uncertain tax positions due to expiration of the statute of limitations in various jurisdictions, partially offset by changes in recorded valuation allowances.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately 45% for 2013. This estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to reductions in recorded valuation allowances, lapsing of various uncertain tax positions due to expiration of the statute of limitations in various jurisdictions, reductions in certain deferred tax liabilities and changes in state tax apportionment. Without the reductions in the valuation allowances, lapsing of uncertain tax positions, reductions in certain deferred tax liabilities and changes in state tax apportionment, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2013. Our estimated annual effective tax rate for 2013 may be subject to change in future periods.

The annual effective tax rate of 10% for the year ended December 31, 2012 differed from the statutory rate primarily due to changes in recorded valuation allowances, the impact of state income taxes, changes in certain deferred tax liabilities, and the impact of non-deductible interest expense related to our debt obligations.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth our consolidated operating results for the nine months ended September 30, 2013 and 2012.

Nine Months Ended September 30,	2013	2012	Change	% Change
	(in millions, except %)
Operating Revenue	$1,030	$999	$31	3.1%
Operating Expenses
Selling	273	213	60	28.2%
Cost of service (exclusive of depreciation and amortization)	338	272	66	24.3%
General and administrative	154	94	60	63.8%
Depreciation and amortization	524	313	211	67.4%
Total Operating Expenses	1,289	892	397	44.5%
Operating Income (Loss)	(259)	107	(366)	NM
Interest expense, net	221	152	69	45.4%
Income (Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(480)	(45)	(435)	NM
Reorganization items	37	—	37	NM
Gains on early extinguishment of debt	—	140	(140)	(100.0)%
Income (Loss) Before Provision (Benefit) for Income Taxes	(517)	95	(612)	NM
Provision (benefit) for income taxes	(258)	(3)	(255)	NM
Net Income (Loss)	$(259)	$98	$(357)	NM

Operating Revenue
Operating revenue of $1,030 million for the nine months ended September 30, 2013 increased $31 million, or 3.1%, compared to $999 million for the nine months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through September 30, 2013 operating revenue of SuperMedia of $193 million has been included in our operating revenue for the nine months ended September 30, 2013, of which none was included for the same period in 2012. This increase was more than offset by a decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $1,289 million for the nine months ended September 30, 2013 increased $397 million, or 44.5%, compared to $892 million for the nine months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through September 30, 2013 operating expenses of SuperMedia of $326 million (excluding merger related costs) have been included in our operating expenses for the nine months ended September 30, 2013, of which none was included for the same period in 2012. Additionally, increases were driven by the impact of higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets of $105 million, $41 million of merger integration costs and $17 million of higher merger transaction costs. These increases were partially offset by expense reductions as described below.
Selling. Selling expense of $273 million for the nine months ended September 30, 2013 increased $60 million, or 28.2%, compared to $213 million for the nine months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through September 30, 2013 selling expenses of SuperMedia of $90 million have been included in our selling expenses for the nine months ended September 30, 2013, of which none was included for the same period in 2012. This increase was partially offset by decreases in employee related costs, lower sales commissions and reduced national advertising.
Cost of Service. Cost of service expense of $338 million for the nine months ended September 30, 2013 increased $66 million, or 24.3%, compared to $272 million for the nine months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through September 30, 2013 cost of service expenses of SuperMedia of $91 million have been included in our cost of service expenses for the nine months ended September 30, 2013, of which none was included for the same period in 2012. In addition, Internet traffic and other digital costs increased for the nine months ended September 30, 2013. These increases were partially offset by lower printing and distribution costs as a result of lower volumes, and reduced contract services costs.
General and Administrative. General and administrative expense of $154 million for the nine months ended September 30, 2013 increased $60 million, or 63.8%, compared to $94 million for the nine months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through September 30, 2013 general and administrative expenses of SuperMedia of $26 million (excluding merger related costs) have been included in our general and administrative expenses for the nine months ended September 30, 2013, of which none was included for the same period in 2012. Additionally, we incurred $41 million of merger integration costs, of which included $28 million of severance costs. Also, we incurred merger transaction costs of $21 million for the nine months ended September 30, 2013 compared to $4 million for the nine months ended September 30, 2012. These increases in expenses were partially offset by lower employee related costs and lower bad debt expense. Bad debt expense of $20 million for the nine months ended September 30, 2013 decreased by $9 million, or 31.0%, compared to $29 million for the nine months ended September 30, 2012. Bad debt expense as a percent of total operating revenue was 1.9% for the nine months ended September 30, 2013, compared to 2.9% for the nine months ended September 30, 2012.
Depreciation and Amortization. Depreciation and amortization expense of $524 million for the nine months ended September 30, 2013 increased $211 million, or 67.4%, compared to $313 million for the nine months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through September 30, 2013 depreciation and amortization expenses of SuperMedia of $119 million (of which $110 million relates to the amortization of intangible assets) have been included in our depreciation and amortization expenses for the nine months ended September 30, 2013, of which none was included for the same period in 2012. Additionally, an increase of $105 million in amortization expense was driven by the impact of higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets. These increases were partially offset by lower depreciation and amortization expense associated with existing Dex One fixed assets and capitalized software.
Interest Expense
Interest expense, net of interest income, of $221 million for the nine months ended September 30, 2013 increased $69 million, or 45.4%, compared to $152 million for the nine months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through September 30, 2013 interest expense, net of SuperMedia of $96 million (including $28 million of non-cash interest expense associated with the amortization of SuperMedia's debt fair value adjustment) has been included in our interest expense, net for the nine months ended September 30, 2013, of which none was included for the same period in 2012. Additionally, interest expense increased due to the impact of the interest rate increases on Dex One's senior secured credit facilities, partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the nine months ended September 30, 2013 includes $47 million of non-cash interest expense (including the $28 million related to SuperMedia discussed above) compared to $32 million for the nine months ended September 30, 2012. This non-cash interest expense primarily represents the amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
Reorganization Items
The Company recorded reorganization items of $37 million for the nine months ended September 30, 2013, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments in March 2013, and $5 million associated with professional fees.
Gains on Early Extinguishment of Debt
The Company recorded non-taxable gains of $140 million related to the early extinguishment of a portion of our senior secured credit facilities for the nine months ended September 30, 2012. On March 23, 2012, the Company utilized $70 million in cash to prepay $142 million of the senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). On April 19, 2012, the Company utilized $26 million in cash to prepay $98 million of the senior subordinated notes. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees).

Provision (Benefit) for Income Taxes

The Company recorded a provision (benefit) for income taxes of ($258) million for the nine months ended September 30, 2013, compared to a provision (benefit) of ($3) million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the tax rate of 49.9% is primarily due to lapsing of various uncertain tax positions, the impact of the merger with SuperMedia, which resulted in the availability of deferred tax liabilities to support the future realization of deferred tax assets in certain tax jurisdictions and changes in state tax apportionment.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately 45% for 2013. This estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to reductions in recorded valuation allowances, lapsing of various uncertain tax positions due to expiration of the statute of limitations in various jurisdictions, reductions in certain deferred tax liabilities and changes in state tax apportionment. Without the reductions in the valuation allowance, lapsing of uncertain tax positions, reductions in certain deferred tax liabilities and changes in state tax apportionment, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2013. Our estimated annual effective tax rate for 2013 may be subject to change in future periods.

The annual effective tax rate of 10% for the year ended December 31, 2012 differed from the statutory rate primarily due to changes in recorded valuation allowances, the impact of state income taxes, changes in certain deferred tax liabilities, and the impact of non-deductible interest expense related to our debt obligations.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
The following table sets forth a summary of cash flows for the nine months ended September 30, 2013 and 2012.

Nine Months Ended September 30,	2013	2012	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$250	$261	$(11)
Investing activities	133	(17)	150
Financing activities	(321)	(406)	85
Increase (Decrease) In Cash and Cash Equivalents	$62	$(162)	$224

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $250 million for the nine months ended September 30, 2013 decreased $11 million, compared to $261 million for the nine months ended September 30, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through September 30, 2013 net cash provided by operating activities from SuperMedia of $89 million (excluding the cash impact of merger transaction and merger integration costs) have been included in our net cash provided by operating activities for the nine months ended September 30, 2013, of which none was included for the same period in 2012. For the nine months ended September 30, 2013, the Company made cash payments for merger transaction costs of $19 million, merger integration costs of $34 million, and costs associated with our bankruptcy of $5 million. Additionally, lower cash collections, associated with lower revenue and higher interest payments on debt obligations, were partially offset by reduced operating expenditures, and lower cash contributions to the Company's qualified pension plans.

Net cash provided by investing activities of $133 million for the nine months ended September 30, 2013, increased $150 million, compared to net cash used in investing activities of $17 million for the nine months ended September 30, 2012. This increase was driven by $154 million of cash acquired in the acquisition of SuperMedia on April 30, 2013. In addition, the Company incurred $21 million in capital expenditures, including capitalized software for the nine months ended September 30, 2013, compared to $17 million for the nine months ended September 30, 2012.

Net cash used in financing activities of $321 million for the nine months ended September 30, 2013 decreased $85 million compared to $406 million for the nine months ended September 30, 2012. Net cash used in financing activities for the nine months ended September 30, 2013 and 2012 primarily represents the repayment of debt principal.

For the nine months ended September 30, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities at par of $210 million and $111 million, respectively, for total debt principal payments of $321 million. Accelerated principal payments consist of prepayments of cash flow sweep requirements under our senior secured credit facilities.
For the nine months ended September 30, 2012, the Company made debt principal payments of $401 million, which reduced the Company's debt obligations by $545 million. On March 23, 2012, the Company utilized $70 million in cash to prepay $142 million of the senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). On April 19, 2012, the Company utilized $26 million in cash to prepay $98 million of the senior subordinated notes. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees). For the nine months ended September 30, 2012, the Company also made debt principal payments, at par, of $305 million.

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ending March 31, 2013 and September 30, 2013, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $16 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016.

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

Contractual Obligations

There have been no material changes in our contractual obligations from those disclosed in our Quarterly Report on Form
10-Q for the quarter ended June 30, 2013. For additional information related to the Company's outstanding debt obligations, see Note 8 to the financial statements included in this Quarterly Report on Form 10-Q under Item 1.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $3 million for the nine months ended September 30, 2013. For additional information related to the Company's debt obligation and interest rates, see "Debt Obligations" above.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the Securities Exchange Commission's rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2013, we acquired SuperMedia. As of September 30, 2013 our company has not yet completed an evaluation of the effectiveness of internal controls over financial reporting for SuperMedia, which will not be in scope in 2013.

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

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statements of comprehensive income (loss).

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

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee (“EBC”) and pension plans of SuperMedia Inc., formerly Idearc Inc.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company's spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against the Company were procedural ERISA claims against the Company's EBC. On November 1, 2010, the Company's EBC filed its answer to the complaint. On November 4, 2010, the Company's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against the Company's EBC. The Company's EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied the Company's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the Company EBC. The time for plaintiffs to file an appeal has not yet run. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia Inc., formerly Idearc Inc. filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company's current and former officers, directors and members of the Company's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs have filed a consolidated complaint. The Company filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the Company defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants' second motion dismissing the case with prejudice. The plaintiffs have appealed the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has been completed. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The time for filing further appeals has not yet run. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 23, 2010, a patent holder sued Dex One and several other IYP publishers for infringement of its so-called “474 Patent” in the U.S. District Court, Eastern District of Texas. The Plaintiff claims that the Company and other IYP publishers have provided or used systems or provided services that infringe the 474 Patent. The complaint against the Company seeks damages arising from the infringement and an injunction against further infringement of the 474 Patent. The Company completed preliminary document production and filed its invalidity contentions on June 30, 2011. In August 2012, the Court issued a coordinated scheduling order applicable to all the defendants. Under the order, the claim construction hearing was scheduled for January 24, 2013. In February 2013, the Court issued its claim construction order. On October 29, 2013, the Company settled this matter.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against SuperMedia Inc., formerly Idearc Inc., all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, the Company filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime. Subsequently, the Company amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the Company's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. The Company's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company's former and current employees. The time for opting into the class has expired. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

On June 26, 2012, SuperMedia filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company's right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company's right to modify, amend or terminate these plans. Several of the defendants have filed motions to dismiss as well as a counterclaim. The Company has filed a motion to dismiss the counterclaim. On August 8, 2013, the court granted several of the defendants' motion to dismiss and dismissed the defendants’ counterclaim. The Company and the remaining defendants are preparing a scheduling order to file with the court.

On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia Inc., formerly Idearc Inc., in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer ("CFO") of the Company in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed the Company prior to the spin-off by not having the requisite number of directors under Delaware law. The plaintiff alleges that since the Company was improperly formed, the former CFO did not have the authority to execute the note on behalf of the Company and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy. The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant's behalf.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I - Item 1A to the Annual Report on Form 10-K for the year ended December 31, 2012 of Dex One Corporation, as updated in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012 filed by Dex One Corporation, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, in addition to other information set forth in this Quarterly Report on Form 10-Q could materially affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended September 30, 2013 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	$—	—	—
August 1, 2013 - August 31, 2013	—	—	—	—
September 1, 2013 - September 30, 2013	539	9.81	—	—
Total	539	$9.81	—	—

The Company does not have an active share repurchase program.

Item 3. Defaults Upon Senior Securities

The filing of the Chapter 11 Cases on March 18, 2013, triggered an event of default that rendered the remaining financial obligations under the Dex One senior subordinated notes and senior secured credit facilities automatically and immediately due and payable. However, any attempt to enforce our financial obligations under the Dex One senior subordinated notes and senior secured credit facilities was stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and during the pendency of the Chapter 11 Cases. Our plan of reorganization was confirmed by the United States Bankruptcy Court for the District of Delaware on April 29, 2013, and our defaults under the indenture governing the Dex One senior subordinated notes and under the credit agreements governing our senior secured credit facilities were cured upon such confirmation.

Item 6. Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

3.3	Certificate of Change of Registered Agent and Registered Office of Dex Media, Inc. (filed herewith).

10.1*
 Dex Media, Inc. Equity Incentive Plan (formerly known as the Dex One Corporation Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.2*	Dex Media, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.3*
Form of Dex Media, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.4*
Form of Dex Media, Inc. Amended and Restated Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.5*	Form of Dex Media, Inc. Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.6*
Form of Dex Media, Inc. Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.7*	Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan (filed herewith).

31.1	Certification of Peter J. McDonald filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Samuel D. Jones filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement.
** These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Act of 1934 as amended and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.

Date:	November 6, 2013	By:	/s/ Peter J. McDonald
Peter J. McDonald Chief Executive Officer
(Principal Executive Officer)

/s/ Samuel D. Jones
Samuel D. Jones Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

3.3	Certificate of Change of Registered Agent and Registered Office of Dex Media, Inc. (filed herewith).

10.1*
 Dex Media, Inc. Equity Incentive Plan (formerly known as the Dex One Corporation Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.2*	Dex Media, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.3*
Form of Dex Media, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.4*
Form of Dex Media, Inc. Amended and Restated Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.5*	Form of Dex Media, Inc. Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.6*
Form of Dex Media, Inc. Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013).

10.7*	Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan (filed herewith).

31.1	Certification of Peter J. McDonald filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Samuel D. Jones filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement.
** These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Act of 1934 as amended and otherwise are not subject to liability under these sections.

______________________