Form 10-K
period 2013-12-31
DEX MEDIA, INC.
filed 2014-03-14
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to_________
Commission file number 001-07155
DEX MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX	75261
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 453-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, par value $.001 per share	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑

On June 28, 2013, the last business day of the most recently completed second quarter, the aggregate market value of the registrant’s voting common stock (based upon the closing price per share of $17.57 of such stock traded on The Nasdaq Stock Market LLC (The Nasdaq Global Select Market) on such date) held by non-affiliates of the registrant was approximately $216,315,339. The registrant has no non-voting common stock.
As of March 1, 2014 there were 17,638,818 outstanding shares of the registrant's common stock.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of shareholders to be held on May 14, 2014 (the “2014 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2014 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements, as they are not guarantees of future performance. Forward-looking statements provide current expectations with respect to our financial performance and future events with respect to our business and industry in general. Forward-looking statements are based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:
•    our inability to provide assurance for the long-term continued viability of our business;
•    failure to comply with the financial covenants and other restrictive covenants in our credit facilities;

•	limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of our credit facilities;

•	limited access to capital markets and increased borrowing costs resulting from our leveraged capital structure and debt ratings;

•	changes in our credit rating;

•	changes in our operating performance;

•	reduced advertising spending and increased contract cancellations by our clients, which causes reduced revenue;

•	declining use of print yellow page directories by consumers;

•	our ability to collect trade receivables from clients to whom we extend credit;

•	credit risk associated with our reliance on small and medium sized businesses as clients;

•	our ability to anticipate or respond to changes in technology and user preferences;

•	our ability to maintain agreements with major Internet search and local media companies;

•	competition from other yellow page directory publishers and other traditional and new media including increased competition from existing and emerging digital technologies;

•	changes in the availability and cost of paper and other raw materials used to print our directories;

•	our reliance on third-party providers for printing, publishing and distribution services;

•	our ability to attract and retain qualified key personnel;

•	our ability to maintain good relations with our unionized employees;

•	changes in labor, business, political and economic conditions;

•	changes in governmental regulations and policies and actions of federal, state and local municipalities impacting our businesses;

•	the outcome of pending or future litigation and other claims;

•
the risk that anticipated cost savings, growth opportunities and other financial and operating benefits as a result of the merger of Dex One Corporation ("Dex One") and SuperMedia Inc. ("SuperMedia") may not be realized or may take longer to realize than expected;

•	the risk that benefits from the merger of Dex One and SuperMedia may be significantly offset by costs incurred in integrating Dex One and SuperMedia operations;

•
difficulties with the process of integrating the operations of Dex One and SuperMedia, including: coordinating geographically separate organizations; integrating business cultures, which could prove to be incompatible; and difficulties and costs of integrating information technology systems; and

•	other events beyond our control that may result in unexpected adverse operating results.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other periodic reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” in Part I of this report, which is incorporated herein by reference. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS.

Dex Media, Inc. (“Dex Media”, “we”, “our”, or the “Company”) is a leading provider of local marketing solutions to more than 580,000 business clients across the United States. Our more than 2,000 marketing consultants work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.

Our local marketing solutions are primarily sold under various “Dex” and “Super” brands, including print yellow page directories, online local search engine websites, mobile local search applications, and placement of our client’s information and advertisements on major search engine websites, with which we are affiliated. Our local marketing solutions also include website development, search engine optimization, market analysis, video development and promotion, reputation management, social media marketing, and tracking/reporting of customer leads.

Our print yellow page directories are co-branded with various local telephone service providers; including Verizon Communications Inc., AT&T Corp., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.

In 2013, we published more than 1,700 distinct directory titles in 43 states and distributed approximately 114 million directories to businesses and residences in the United States. In 2013, our top ten directories, as measured by revenue, accounted for approximately 6% of our revenue and no single directory accounted for more than 1% of our revenue.

History

Dex Media was created as a result of the merger between Dex One Corporation (“Dex One”) and SuperMedia Inc. (“SuperMedia”) on April 30, 2013. Dex One was the acquiring company.

Dex One became the successor registrant to R.H. Donnelley Corporation ("RHDC") upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11” or the "Bankruptcy Code") on January 29, 2010 (the “2010 Effective Date”) and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. See Dex One's Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on matters associated with these Chapter 11 proceedings. On the 2010 Effective Date and in connection with Dex One's emergence from Chapter 11, RHDC was renamed Dex One Corporation.

RHDC was formed on February 6, 1973 as a Delaware corporation. In November 1996, RHDC, then known as The Dun & Bradstreet Corporation, separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: RHDC (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. In January 2003, RHDC acquired the directory business of Sprint Nextel Corporation (formerly known as Sprint Corporation). In September 2004, RHDC completed the acquisition of the directory publishing business of AT&T, Inc. (formerly known as SBC Communications, Inc.) in Illinois and Northwest Indiana, including AT&T's interest in the DonTech II Partnership ("DonTech"), a 50/50 general partnership between RHDC and AT&T. In January 2006, RHDC acquired the exclusive publisher of the directories for Qwest Communications International Inc. ("Qwest") where Qwest was the primary local telephone service provider.

SuperMedia became the successor company to Idearc, Inc. upon emergence from Chapter 11 bankruptcy proceedings on December 31, 2009. Idearc Inc. was created in November 2006 when Verizon Communications Inc. ("Verizon") spun-off its domestic directory business. See SuperMedia's Annual Report on Form 10-K for the year ended December 31, 2009 for detailed information on matters associated with these Chapter 11 proceedings.

Merger and Related Bankruptcy Filing of Dex One and SuperMedia

Merger Agreement

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (1) Dex One would merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and subsequently, each share of Dex One common stock would convert into 0.2 shares of common stock of Newdex and (2) immediately following consummation of the Dex Merger, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity and become a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”) with each share of SuperMedia common stock converting into 0.4386 shares of common stock of Newdex. As a result of the Mergers, Newdex, as successor to Dex One, was renamed Dex Media, Inc. and became a newly listed company.
On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which upheld the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Mergers from its shareholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders to consummate the transactions on an out-of-court basis, the Mergers may be effected through voluntary pre-packaged plans of reorganization under a Chapter 11 bankruptcy proceeding. Because neither Dex One nor SuperMedia were able to obtain the requisite unanimous consents to the contemplated amendments to their respective financing agreements to effectuate the Mergers out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013.
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
On April 29, 2013, the Bankruptcy Court held a hearing and entered separate orders confirming the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia; (1) consummated the Mergers and other transactions contemplated by the Amended and Restated Merger Agreement, including (a) the amendment and restatement of SuperMedia's senior secured credit facility, (b) the Dex Merger, (c) the SuperMedia Merger, and (d) the amendment and restatement of the credit facilities of R.H. Donnelley Inc., Dex Media West, Inc., and Dex Media East, Inc.; (2) otherwise effected the transactions contemplated by the Prepackaged Plans; and (3) emerged from Chapter 11 protection. On April 30, 2013, the Company emerged from bankruptcy.
Effective with the emergence from bankruptcy, the Mergers were consummated on April 30, 2013.
Subsequent to the Dex Merger, Dex One shareholders received 0.2 shares of Dex Media common stock for each share of Dex One common stock that they owned, which reflects a 1-for-5 reverse stock split of Dex One common stock. As a result of the reverse stock split of Dex One common stock, all outstanding common stock, and per share amounts contained in the financial statements and related notes have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effective April 30, 2013. Subsequent to the SuperMedia Merger, SuperMedia shareholders received 0.4386 shares of Dex Media common stock for each share of SuperMedia common stock that they owned.
Business Strategy and Competitive Strengths
Our strategy is to focus on being the trusted marketing partner for small and medium sized businesses. Our ability to develop and adapt our print and digital marketing solutions helps our clients reach more consumers in more ways, and is key to increasing consumer usage. Our marketing solutions drive large volumes of consumer leads to our clients and assist our clients in managing their messaging to consumers. The local search advertising industry is complex, dynamic and increasingly fragmented. Today, consumers can search for and connect with local businesses in many ways, including search engines, Internet yellow pages, social networks, mobile applications, industry-specific Internet sites, city sites, daily deal sites, and map sites, along with more traditional media such as yellow pages, newspapers, radio, television, and direct mail. The rapid expansion of the local search advertising industry created new marketing opportunities. However, many small business owners do not have the time, expertise, or resources to manage their advertising across the vast array of options. We believe our marketing solutions are well suited to help simplify and optimize the process for businesses. Our marketing consultants offer personalized marketing consulting services and exposure across leading media platforms used by consumers searching for local businesses. These platforms include online and mobile local search solutions, major search engines, and print directories.

We believe our ability to effectively compete in the local search advertising industry is supported by our agreements with local telephone service providers; our broad, multi-platform product portfolio; expanding base of digital capabilities and partnership network; our direct and long-standing relationships with our local client base maintained by our locally based marketing consultants; and our diverse and attractive markets.

Unlike other forms of advertising where the message is inserted into some other form of content, consumers are specifically seeking our clients' advertising message. These references often occur deep in the consumer buying cycle, when consumers are ready to buy. This helps generate returns on investment for our clients that we believe to be higher than those for other forms of local media, such as magazines, newspapers, radio and television.

Partnerships

The Company is transitioning to a compete and collaborate business model, as we anticipate that partner provided solutions will grow at a faster rate than our proprietary solutions and will allow our clients to enter the digital market much faster than we could provide without partnerships. This business model requires us to collaborate with certain of our competitors as well as other partners. Partnerships also enable us to seek out best of breed marketing solutions, allowing more customizable solutions for the variety of business clients we serve. They also help provide consumers with a more well rounded information source to help simplify the purchase process and make smarter decisions. Through these partnerships, we are able to offer high quality, established, value added products and services without the risks, capital investment, and ongoing maintenance associated with in house development. Partnering also helps us to be more flexible to adapt to changes in client needs, consumer preference, and emerging technology.

An example of this is Dex Media’s distinction as a Google AdWords Premier SMB Partner, Google's highest level of partnership offered only to a select group, and providing distinct market advantages. As a Google AdWords Premier SMB Partner, we can offer our clients Google AdWords in a robust form, co-branded with Google, as part of our network of sites. By meeting Google’s stringent qualifications for partnership, Dex Media receives access to a full range of Google technology, support, and training, an expanded product set, financial incentives, and direct collaboration with Google search engine marketing experts on current and forthcoming products and processes.

We have expanded the breadth of our partner provided solutions to areas such as web and mobile site creation, web hosting, search engine optimization, network display ads, custom video and reputation management. Our alliances and partnerships for consumer content on our Internet sites and elsewhere provide business listings, business reviews and other consumer-oriented information to enhance the user experience with our services.

Dex Media will continue partnering with other companies in the local search advertising industry for the benefit of sharing costs, generating incremental revenue, efficiencies and economies of scale, as we increase the number of ways we can connect businesses and consumers with each other.

Advertising Media

Overview

Our promotional solutions include print directories and digital solutions. Our digital solutions include DexKnows.com and Superpages.com, as well as social media, digital content creation and management, reputation management and search engine optimization.

Print Directories

In 2013, we published more than 1,700 distinct directory titles, consisting of directories that contain only yellow pages, directories that contain only white pages, directories that contain both white and yellow pages and smaller sized companion directories. We offer complementary enhancements that improve our clients’ reach and return on investment.

Our directories are designed to meet the advertising needs of local and national businesses and the information needs of consumers. We believe the breadth of our directory options enables us to create customized advertising programs that are responsive to specific client needs and their promotional marketing budgets. We believe our yellow and white page print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in local markets.

Yellow Page Directories.  Our yellow pages directories provide a range of paid advertising options, as described below:

•	Listing Options. An advertiser may increase visibility by:

•	paying for listings in additional headings;

•	paying for highlighted, bold or super bold text listings; and

•	purchasing extra lines of text to include information, such as hours of operation, a website address or a more detailed business description.

•
In-Column Advertising Options.  For greater prominence on a page, an advertiser may expand their basic alphabetical listing by purchasing advertising space in the column in which their listing appears. In-column advertisement options include bolding, special fonts, color and special features, such as logos. The cost of in-column advertisments depends on the size and type of the advertisement purchased, and on the reach and scope of the directory.

•
Display Advertising Options.  A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. Display advertisements are usually placed at the front of a heading, ordered first by size and then by advertiser seniority. This ordering process provides a strong incentive for advertisers to increase the size of their advertisements and to renew their advertising purchases each year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as a two page spread. The cost of display advertisements depends on the size and type of the advertisement purchased, and on the reach and scope of the directory.

•
Specialty Advertising.  In addition to the advertisement options described above, we offer additional options that allow businesses to increase visibility or better target specific types of consumers. Our specialty advertising includes:

•	ads in the white pages section of the directories; and

•	gatefold sections, cover “tip-ons”, cover advertising and specialty tabs that provide businesses with extra space to include more information in their advertisements.

White Page Directories. Most state public utility commissions require local telephone service providers to publish and distribute white page directories of certain residences and businesses that order or receive local telephone service. These regulations also require a local telephone service provider, in specified cases, to include information relating to the provision of telephone service and information relating to local and state governmental agencies. Many state public utility commissions agreed to stop requiring local telephone service providers to distribute residential white page directories, opting for instead that they be made available upon request.

Under our publishing agreements with the local telephone service providers, we provide a free white page listing to certain residences and businesses with local wireline telephone service in the area, as well as a courtesy listing in the yellow pages for business clients to the extent the local telephone service provider is required to produce such directories. The listing includes the name, address and phone number of the residence or business unless the wireline client requests not to be listed or published. We are responsible for the costs of publishing, printing and distributing these directories, which are included in our operating expenses.

In consideration of the environmental impact of print telephone directories, we are proactive in self-regulating, do-not-distribute (“DND”) efforts. We implemented an internal DND list. On-going efforts continue to increase awareness of print options, including opting out of printed directory distribution, and to promote printed directory substitutes, including on-line searches and mobile directory listing access.

Digital Solutions

We operate DexKnows.com and Superpages.com, our digital local search engines on both desktop and mobile devices. Through these sites, we distribute our clients’ business information to increase their Internet traffic and extend our clients’ digital reach. We continue to seek out partnerships that give our clients more exposure and our network more traffic. In 2013, consumers conducted more than 143 billion searches using our network. In addition to operating DexKnows.com and Superpages.com, we recognize the value of additional partnerships in the digital marketplace and will continue to evaluate relationships that allow us to enhance our offerings to clients, such as our premier reseller relationship with Google.

We provide businesses with a basic listing on DexKnows.com and Superpages.com at no charge. We also offer digital advertising solutions for businesses comprised of the following:

•
Listings. Listings focus on collecting content and distribution of that content through our network. These solutions may also include listing enhancements such as larger sizes, logos and icons. To improve visibility and presence of our clients, we offer solutions to expand the reach of listing level information by providing local listing claiming services, whereby we take over the listing on the client’s behalf and populate it with content. Our clients also may benefit from the reputation monitoring associated with the creation and claiming of these listings online.

•
Content. We believe that content is critical to our clients, and we offer solutions that build content online for our clients. This includes both websites and mobile applications. Complementary to our website solutions, we offer video solutions consisting of custom video creation and distribution for our clients. To improve visibility of websites, we also provide search engine optimization services.

•
Social Media. Social media usage is growing and we believe this is an important medium for our clients to employ to engage with existing and prospective customers. We offer social media solutions to assist our clients in the creation and management of their social reputation and presence. The primary supported social media are Facebook business pages and Google+ Local pages.

•
Performance. We also offer flexible performance based solutions for our clients, consisting of pay per click and pay for calls solutions. These solutions allow clients to designate a performance based budget and bid based on the expected value of that advertising to their business, and receive the benefit of optimization services to their campaign with the goal of driving more effective results for the client.

Sales and Marketing

Local Sales Force

We believe the experience of our sales force enables us to develop long term relationships with our clients and promotes a high rate of client renewal. Each advertising sale, whether made in person, by telephone or through direct mail, is a transaction designed to meet the individual needs of a specific business. As our offerings grow more complex and as competition presents advertisers with more choices, the sales process also grows more complex.

As of December 31, 2013, we employed more than 2,000 marketing consultants in our local sales force throughout the United States. We believe the local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long standing relationships with our clients.

Our local sales force is divided into two principal groups:

•
Premise Marketing Consultants.  Our premise marketing consultants generally focus on clients with whom they typically interact on a face-to-face basis at the client’s place of business. Our specialized marketing consultants for major accounts also reside within this group.

•	Telephone Marketing Consultants. Our telephone marketing consultants generally focus on smaller clients with whom they interact over the telephone.

We assign our local clients between these two groups based on an assessment of expected advertising expenditures and propensity to purchase the various media solutions that we offer. Each marketing consultant manages a specified assignment of clients consisting of both new business leads and renewing advertisers. We believe this practice deploys and focuses our sales force in an effective manner.

We believe formal training is important to maintain a highly productive sales force. New marketing consultants receive approximately eight weeks of training in their first year, including classroom training on sales techniques, our local media solutions, client care and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. They then receive field coaching and mentoring.

Our marketing consultants are compensated in the form of base salary and incentive compensation. Our performance based incentive compensation programs reward marketing consultants who retain a high percentage of their existing accounts, increase current client spending and add new clients.

National Sales Force

In addition to our local sales force, a separate external sales channel serves national or large regional clients, including rental car companies, insurance companies and pizza delivery companies. These clients typically purchase advertisements for placement in multiple geographic regions. In order to sell to national companies, we use third party certified marketing representatives (“CMRs”) who design and create advertisements for national companies and place those advertisements within our local media. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which pays us after deducting their commission. We accept orders from approximately 120 CMRs.

Clients

We generate revenue from the sale of advertising to our large base of clients. As of December 31, 2013, we had more than 580,000 business clients.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular client. In 2013, no single local client accounted for more than 0.1% of our revenue, with our top ten local clients representing less than 1% of our revenue. We believe the breadth of our client base reduces our exposure to adverse economic conditions that may affect particular geographic regions or specific industries and provides additional stability to our operating results.

Like most directory publishers, we give priority placement within a directory classification to long time clients. This strong incentive encourages businesses to renew their directory advertising purchases each year, to avoid losing their placement within the directory.

Publishing, Production and Distribution

We generally publish our directories on a twelve month cycle. The publishing cycles for our directories are staggered throughout the year, allowing us to more efficiently use our infrastructure and sales capabilities, as well as the resources of our third party vendors. The major steps of the publication and distribution process of our directories are:

•	Creation of Advertisements. Upon entering into an agreement with a client, we create an advertisement in collaboration with the client.

•
Pre-Press Activities.  Sales typically are completed 60 to 90 days prior to publication, after which we do not accept additional advertisements. Once a directory closes, we and our vendors begin pre-press activities. Pre-press activities include finalizing artwork, proofing and paginating the directories. When the composition of the directory is final, we transmit the directory electronically to a third party printer.

•
Printing.  We outsource the printing of our directories using paper purchased from several different suppliers. Paper agreements are negotiated each year based on prevailing market rates, market demand, production capacity and the total available tonnage for each paper supplier.

•	Transportation. We transport directories from printing locations to our distributors by truck and rail using numerous different carriers.

•
Distribution.  We deliver our directories to residences and businesses in the geographic areas for which we distribute directories. We use several vendors to distribute our directories. Depending on the circulation and size of the directory, distribution typically ranges from three to eight weeks. We utilize GPS technology to help ensure and track the accuracy of the delivery of our directories.

Digital Fulfillment

The major steps of the digital fulfillment process are:

•	Client Content Collection. Once a client contracts with us for a digital solution, we focus on getting all possible relevant information from the client in order to fulfill their advertising solution.

•
Fulfillment. The content collected is then used to generate the advertising solution that could include websites, mobile applications, search engine marketing campaigns, social media, or completing the profile for the client for their listing claiming and placement.

•	Distribution. The advertising solution is then launched to the channels relevant to the package purchased by the client.

•
Reporting. After the advertising solution is fulfilled and distributed, we provide both real time online reporting and monthly performance summary reports to certain clients, helping them understand their activity and results to demonstrate the value of our advertising solutions.

Billing and Credit

We generally bill most of our local clients over the life of their advertising. National advertising is billed directly to the CMRs upon the issuance of each directory, net of their sales commissions. Because we do not usually enter into contracts directly with our national advertisers, we are subject to the credit risk of CMRs on sales to those advertisers to the extent we do not receive payment in advance.

We manage the collection of our accounts receivable by conducting initial credit checks of certain new clients and, in some instances, requiring personal guarantees from business owners. When applicable, based on our credit policy, we use both internal and external data to decide whether to extend credit to a prospective client. In some cases, we may also require the client to prepay part or the entire amount of their order. Beyond efforts to assess credit risk, we employ automated collection strategies using integrated internal and external systems to engage with clients concerning their payment obligations.

Competition

The local search advertising industry is highly competitive. We compete with many different local media sources, including newspapers, radio, television, the Internet, billboards, direct mail, telemarketing and other yellow page directory publishers. There are a number of independent directory publishers, such as Yellowbook (the United States business of Hibu, formerly Yell Group), with which we compete in most of our major markets. To a lesser extent, we compete with other directory yellow page publishers, including YP (formerly AT&T Advertising Solutions), and The Berry Company. We compete with these publishers on cost per reference, quality, features, usage and distribution.

As the authorized publisher of print directories in the markets in which we use the brand of the local telephone service provider, we believe our advantage over independent competitors is derived from the strong awareness of the local telephone service provider brands, higher usage of our directories by consumers and our long term relationships with our clients. Under the non-competition agreements, the local telephone service providers generally agreed that they will not publish tangible or digital (excluding Internet) media directory products consisting principally of listings and classified advertisements of telephone customers in the markets in which they are the local telephone service provider as long as we meet our obligations under the publishing agreement in their markets.

As the Internet becomes increasingly important as an advertising medium for businesses of all sizes, Dex Media competes for advertising sales with other media. We compete with search engines and portals, such as Google, Yahoo!, and Bing, among others, some of which have entered into commercial agreements with us. Some of our Internet competitors including, but not limited to, Google, Yahoo!, Bing, Facebook and Twitter, also may have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a greater scale than ours. We also compete with the Internet directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide local consumer information, such as Yelp, Angie’s List, and Foursquare.

Intellectual Property

We own and control confidential information, as well as a number of trade secrets, trademarks, service marks, trade names, copyrights, patents and other intellectual property rights. We believe that Dex One®, Dex®, CenturyLink®, AT&T Real Yellow Pages®, DexKnows.com®, DexKnows®, DexNet®, DexDigital®, SuperMedia®, Superpages®, SuperWhitePages®, Verizon® Yellow Pages, Verizon® White Pages, FairPoint® Yellow Pages, Frontier® Yellow Pages, Superpages.com®, LocalSearch.comSM, Everycarlisted.comSM, SuperpagesMobile®, SuperGuaranteeSM, the SuperGuarantee shield, SuperGuarantee Autos®, SuperpagesDirect®, and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

We are the exclusive authorized directory publisher of listings and classified advertisements for Qwest Communications International, Inc.  (“Qwest”) (and its successors), which is now owned and operated by CenturyLink, in the states Dex Media East, Inc. ("DME") and Dex Media West, Inc. ("DMW") operate our directory business and in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions). We also hold the exclusive right to use certain CenturyLink branding on directories in these markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.

We have an exclusive license to produce, publish and distribute directories for CenturyLink (and its successors) in the markets where Sprint provided local telephone service as of September 21, 2002 (subject to limited extensions), as well as the exclusive license to use CenturyLink’s name and logo on directories in those markets. These rights generally expire in 2052.

We have an exclusive license to provide yellow page directory services for YP (and its successors) and to produce, publish and distribute white page directories on behalf of YP in Illinois and Northwest Indiana, as well as the exclusive right to use the YP and AT&T brand and logo on print directories in those markets. These rights generally expire in 2054.

Under license agreements for subscriber listings and directory delivery lists, each of CenturyLink (including Qwest and Embarq) and AT&T have granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order local telephone services at prices set forth in the respective agreements. Generally, we may use the listing information solely for publishing directories (in any format) and the delivery information solely for delivering directories, although in the case of Qwest, we may also resell the information to third parties solely for direct marketing activities, database marketing, telemarketing, and market analysis purposes. The term of these license agreements is generally consistent with the term of the respective publishing agreements described above.

We are the authorized publisher in the markets in which Verizon Communications Inc. (“Verizon”), or its formerly owned properties now owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”), are the local telephone service providers. We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our relationship, including publishing agreements, branding agreements, and non-competition agreements, each having a term expiring in 2036.

Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses, marks and other intellectual property rights that we created or acquired in conjunction with prior acquisitions are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, patent, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of the phrase “yellow pages” which we believe to be in the public domain in the United States.

Employees

As of December 31, 2013, Dex Media employed approximately 4,500 people of which approximately 1,300, or 30%, are represented by labor unions covered by collective bargaining agreements. Unionized employees are represented by either the Communication Workers of America (“CWA”) or International Brotherhood of Electrical Workers of America (“IBEW”).  Two of our collective bargaining agreements with the CWA expired December 31, 2013, covering sales and clerical employees in our New England Sales offices, and new agreements were negotiated and ratified on January 24, 2014. During 2013, all other collective bargaining agreements were in full force and effect.  One of our former SuperMedia collective bargaining agreements with the CWA covering New York sales and clerical employees expires in October 2014.  Dex Media considers our relationships with our employees and unions to be in good standing.

Website Information
Our corporate website is located at www.dexmedia.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Conduct, applicable to all of our directors, officers and employees, including the chief executive officer, chief financial officer and chief accounting officer, and charters for the standing committees of our Board of Directors are available on our website. All of these documents may also be obtained free of charge upon written request to: Dex Media, Inc., P.O. Box 619810, 2200 West Airfield Drive, D/FW Airport, Texas 75261, Attention: Investor Relations. The information on our website, is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy, information statements and all other information that we file electronically with the SEC.
Executive Officers of the Registrant
The list below sets forth information about our executive officers as of March 1, 2014.

Name	Position
Peter J. McDonald	President and Chief Executive Officer

Samuel D. Jones	Executive Vice President - Chief Financial Officer and Treasurer

Frank P. Gatto	Executive Vice President - Operations

Del Humenik	Executive Vice President - Sales and Marketing

Debra M. Ryan	Executive Vice President - Human Resources and Employee Administration

Raymond R. Ferrell	Executive Vice President - General Counsel and Corporate Secretary
Michael Dunn	Executive Vice President - Chief Technology Officer
Peter J. McDonald, age 63, is the Company’s President and Chief Executive Officer and serves on the Dex Media Board of Directors. He previously was President and Chief Executive Officer and served as a director of SuperMedia since December 2010. From October 4, 2010 until December 9, 2010, Mr. McDonald served as SuperMedia’s interim chief executive officer. Prior to joining SuperMedia, Mr. McDonald held various positions at RHDC (predecessor to Dex One), including as President and Chief Operating Officer from 2004 through 2008. From 2002 to 2008, Mr. McDonald served as Senior Vice President and President of Donnelley Media. Mr. McDonald served as a director of RHDC between 2001 and 2002. Previously, Mr. McDonald served as President and Chief Executive Officer of SBC Directory Operations, a publisher of yellow pages directories, from 1999 to 2000. He was President and Chief Executive Officer of Ameritech Publishing’s yellow pages business from 1994 to 1999, when Ameritech was acquired by SBC. Prior to that, Mr. McDonald was President and Chief Executive Officer of DonTech and served in a variety of sales positions at RHDC, after beginning his career at National Telephone Directory Corporation. He is also a member of the board of Local Search Association, where he previously served as past Chairman.
Samuel D. Jones, age 51, is the Company’s Executive Vice President - Chief Financial Officer and Treasurer. Mr. Jones is responsible for the Company’s financial operations and is also the primary liaison with the investment community; responsible for investor relations; and leading merger and acquisitions transactions. He previously served as Executive Vice President - Chief Financial Officer and Treasurer of SuperMedia since September 2008. Prior to that, Mr. Jones served as acting Chief Financial Officer and Treasurer of SuperMedia from November 2007 to September 2008. Mr. Jones also served as Executive Director - Financial Reporting and Analysis and Mergers and Acquisitions for Verizon Information Services ("VIS") from 2002 to 2006. Prior to holding that position, Mr. Jones served as Executive Director - Sales Support for VIS’ international operations from 2000 to 2002. Mr. Jones began his career as Manager - Cost Accounting for GTE Southwest. He advanced through positions of increasing responsibility including, Manager - Regulatory Accounting for GTE Central and Director - General Accounting and Financial Reporting for GTE Directories.
Frank P. Gatto, age 59, is the Company’s Executive Vice President - Operations, responsible for Dex Media’s operations’ functions, including billing, collections, customer care, sales support operations, print and digital service fulfillment, printing, directory distribution, facilities and sourcing. He previously served as the Executive Vice President - Operations of SuperMedia since January 2008. He also served as acting Chief Executive Officer of SuperMedia from February 2008 through June 2008. Prior to that, he served as President of the Northeast Region from 2005 to 2008. Mr. Gatto also served as Senior Vice President

- Operations Support from 2001 to 2005 for Verizon Information Services. Before joining SuperMedia, he served as Vice President and Chief Financial Officer of the Puerto Rico Telephone Company from 1999 to 2001. Mr. Gatto began his career in 1978 and advanced through several positions including Assistant Vice President - Investment and Strategic Planning for GTE Service Corp., Vice President - Finance and Planning for GTE Airfone and Director - Budgets and Plans for GTE Wireless.
Del Humenik, age 53, is the Company’s Executive Vice President - Sales and Marketing, with responsibility for ensuring that Dex Media provides businesses with print and digital advertising tailored to their specific needs. Mr. Humenik is also responsible for driving the Company’s growth strategy and marketing functions across print, online, mobile and social media, as well as overseeing business development and partnership relationships. He previously served as Executive Vice President - Sales of SuperMedia since 2010 and as Senior Vice President - Sales and Marketing for Paychex Inc. from 2009 to 2010. Prior to his role at Paychex Inc., Mr. Humenik served as Senior Vice President and General Manager for RHDC from 2004 to 2008. Prior to 2004, he was employed by the Company’s predecessor companies for nearly 20 years, holding various sales management and executive positions.
Deb Ryan, age 62, is the Company’s Executive Vice President - Human Resources and Employee Administration, responsible for Dex Media’s human resources and employee administration activities. She previously served as Executive Vice President - Human Resources and Employee Administration of SuperMedia since April 2012. Before joining SuperMedia, she served as Vice President - Franchise Development for Dex One from 2009 to 2011, Vice President - Human Resources - Sales and Operations from 2006 to 2009 and Vice President - Human Resources from 2002 to 2006 at RHDC, responsible for the company's human resources function. Prior to that, Ms. Ryan held various human resources and sales management executive positions.
Raymond R. Ferrell, age 46, is the Company’s Executive Vice President - General Counsel and Corporate Secretary. He is responsible for the Company’s legal, public policy, government relations, and compliance functions. Mr. Ferrell was named Acting Executive Vice President - General Counsel and Corporate Secretary at Dex Media in July 2013. Previously he was Vice President Associate General Counsel - Commercial Operations at SuperMedia since 2009. Prior to SuperMedia, Mr. Ferrell was Senior Counsel - Vice President in the American Express General Counsel’s office for over eight years, providing primary support for Global Commercial Cards and the Interactive business unit. Prior to joining American Express, he worked in private practice in New York City and New Jersey, specializing in corporate securities, technology, e-commerce law and commercial card work.
Michael Dunn, age 40, is the Company’s Executive Vice President - Chief Technology Officer, responsible for managing the delivery and support of technology solutions that enable the online, mobile, print, and network distribution of advertising for clients of Dex Media. He previously served as Vice President - Chief Information Officer of SuperMedia since April 2010. Previously, he was Senior Vice President, Information Technology and Business Process Management at Level 3 Communications from April 2005 to April 2010. Prior to Level 3, he held various positions at Capgemini, Ernst & Young, and the Convergent Group.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flow. The risks described in this Annual Report on Form 10-K for the year ended December 31, 2013, are not necessarily the only risks facing our Company. Additional risks and uncertainties not currently known to us or those that we currently deem to be immaterial may materially adversely affect our business, prospects, financial condition, results of operations and cash flow.

Risks Related to Our Business and our Financial Condition and Capital Structure

We have substantial indebtedness that could adversely affect our business, prospects, financial condition, results of operations and cash flow.

We have a substantial amount of debt and significant debt service obligations. As of December 31, 2013, we had total outstanding debt with a face value of $2,963 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to make payments on our indebtedness. Our substantial indebtedness could have other important consequences and significant effects on our business and prospects. For example, it could:

•	Increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
Require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Restrict us from pursuing business opportunities;

•	Make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	Place us at a disadvantage compared to our competitors that have less debt; and

•	Limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

The senior secured credit facilities and senior subordinated notes of the Company may restrict our future operations, particularly our ability to respond to changes or to take certain actions.

The senior secured credit facilities and senior subordinated notes of the Company impose significant operating and financial restrictions upon us and may limit our ability and the ability of our subsidiaries to, among other things:

•	Incur liens or other encumbrances;

•	Make acquisitions, loans and investments;

•	Sell or otherwise dispose of assets;

•	Incur additional indebtedness;

•	Pay dividends, make distributions and pay certain indebtedness;

•	Enter into sale and leaseback transactions; and

•	Enter into swap transactions and certain affiliate transactions.

In addition, our debt covenants require us to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. There can be no assurance that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from our senior secured creditors and/or amend the covenants.

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

If our business does not generate sufficient cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the credit facilities inherited from Dex One and SuperMedia and senior subordinated notes inherited from Dex One.

We could recognize impairment charges for our intangible assets or goodwill.

At December 31, 2013, the net carrying value of our goodwill was $315 million and intangible assets were $1,381 million.
For the year ended December 31, 2013, we recorded an impairment charge of $458 million, consisting of a non-cash impairment charge of $74 million related to the write down of goodwill, and a non-cash impairment charge of $384 million related to the write down of intangible assets.

Significant negative industry or economic trends, disruptions to our business resulting in further declines in advertising sales and operating results, further declines in the value of the Company’s debt and equity securities, unexpected or planned changes in the use of assets, divestitures and market capitalization declines may result in further impairments to goodwill and intangible assets, and we may be required to assess the recoverability of goodwill and the useful lives of our intangible assets and other long-lived assets.

These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, and/or a reduction of remaining useful lives associated with our intangible assets and other long-lived assets resulting in an acceleration of amortization expense. Future impairment charges could significantly affect our results of operations in the periods recognized.

Our business and financial condition would be adversely affected by a prolonged economic downturn and other external events.

Substantially all of our revenue is derived from the sale of advertising. Expenditures by advertising clients are sensitive to economic conditions and tend to decline in a recession or other periods of economic uncertainty. Any additional decline of this type could materially affect our business, prospects, financial condition, results of operations and cash flow.

Our business was subject to the impact of previous adverse economic conditions, including customer attrition, declines in overall advertising spending by our customers, and the significant impact of the weak local business conditions on consumer spending in our customers’ markets. Our total operating revenue was negatively affected by the previous economic downturn. Future economic conditions or other events that could impact purchasing patterns could have a material adverse effect on our business.

The continuing decline in the use of print yellow pages continues to adversely affect our business.

Overall references to print yellow page directories in the United States have declined from 14.5 billion in 2005 to 5.5 billion in 2012 according to a Local Search Association (formerly known as the Yellow Pages Association) Industry Usage Study. This decline is primarily attributable to increased use of Internet search providers, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We expect the decline in usage will continue to negatively affect advertising sales associated with our traditional print business. A significant further decline in usage of our print directories could impair our ability to maintain or increase advertising prices and cause businesses to reduce or discontinue purchasing advertising in our yellow page directories. Either or both of these factors could adversely affect our revenue and have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow. These trends have resulted in print advertising sales declining in 2013, and we expect these trends to continue in 2014.

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

We also compete for advertising sales with new media. The Internet has become increasingly accessible as a local media for businesses of all sizes. We face competition from search engines and portals, such as Google, Yahoo! and Bing, among others, some of which have entered into commercial agreements with us and other major directory publishers. Internet search engines and service providers including but not limited to Google, Yahoo!, Bing, Facebook and Twitter also have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a scale greater than ours. Further, the use of the Internet, including the use of wireless devices, has resulted in new technologies and services that compete with traditional local media. Through DexKnows.com and Superpages.com, we compete with the Internet yellow page directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our digital strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small and medium sized local businesses.

Increased competition in local telephone markets could reduce the benefits of using the local telephone service providers’ brand name.

Advances in communications technology (including wireless devices and voice over Internet protocol) and demographic factors (including shifts from wireline telephone communications to wireless or other communications technologies) will erode the market position of the local telephone service providers. The use of traditional local telephone service providers is declining. We believe the loss of market share by local telephone service providers in any particular local service area decreases the value of their brand name in those particular local telephone markets. As a result, we may not fully realize the benefits of our commercial arrangements with the local telephone service providers.

If we fail to anticipate or respond effectively to changes in technology and consumer preferences, our competitive position could be harmed.
The local search advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our services. Internet search engines and service providers such as Google, Yahoo!, Bing, Facebook and Twitter, among others, are placing a high priority on local commercial search initiatives and also have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a greater scale than ours. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services, to negotiate satisfactory strategic arrangements with national search companies and utilize new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to develop and market new services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, it could adversely affect our business prospects, financial condition, results of operations and cash flow.

A breach of our information technology systems could harm our business and our customers.

A breach of cyber/data security that impairs our information technology infrastructure could disrupt normal business operations and affect our ability to control our assets, access customer information, and limit communication with third parties. Any loss of confidential or proprietary data through a breach could materially and adversely affect our reputation, expose us to legal claims, impair our ability to execute on business strategies and adversely affect our business, prospects, financial condition, results of operations and cash flow.

Our reliance on technology could have a material adverse effect on our business.

Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of others. Any failure of existing or future systems could impair our ability to collect, process and store data and perform the day-to-day management of our business. This could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Our computer and communications systems are vulnerable to damage or interruption from a variety of sources. A natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Our reliance on, and extension of credit to, small and medium sized local businesses could adversely affect our business.
As of December 31, 2013, approximately 85% of our advertising revenues were derived from the sale of our marketing solutions to local businesses, which are generally small and medium sized businesses. In the ordinary course of our business, we extend credit to these customers in the form of a trade receivable for advertising purchases. Local businesses, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to adversely affect local businesses. We believe these limitations are significant contributing factors to having customers not renew their advertising. If customers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts, as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to local businesses in the form of trade receivables.

Our dependence on third party providers for printing, publishing and distribution services could materially affect us.

We depend on third parties to print, publish and distribute our directories. In connection with these services, we rely on the systems and services of our third party service providers, their ability to perform key functions on our behalf in a timely manner and in accordance with agreed levels of service, and their ability to attract and retain sufficient qualified personnel to perform services on our behalf. There are a limited number of these providers with sufficient scale to meet our needs. A failure in the systems of one of our key third party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

If we were to lose the services of any of our key third party service providers, we would be required to hire and train sufficient personnel to perform these services or to find an alternative service provider. In some cases it would be impracticable for us to perform these functions, including the printing of our directories. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them without incurring additional costs.

We have agreements with several major Internet search engines and portals. The termination of one or more of these agreements could adversely affect our business.

We have expanded our Internet distribution by establishing relationships with several other Internet yellow page directory providers, portals, search engines and individual websites, which makes our content easier for search engines to access and provides a greater response to general searches on the Internet. Under the terms of the agreements with these Internet providers, we place our clients’ advertisements on major search engines, which give us access to a higher volume of traffic than we could generate on our own, without relinquishing the client relationship. The search engines benefit from our local sales force and full service capabilities for attracting and serving advertisers that might not otherwise transact business with search engines. The termination of one or more of our agreements with major search engines could adversely affect our business.

Increases in the price or decreases in the availability of paper could materially adversely affect our costs of operations.

Paper is the principal raw material we use to produce our print directories. The paper we use is provided by several different suppliers. The price of paper under these agreements is set each year based on total tonnage by supplier, paper basis weights, production capacity and market price.

We do not engage in hedging activities to limit our exposure to increases in paper prices. If we cannot secure access to paper in the necessary amounts or at reasonable prices, or if paper costs increase substantially, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Our sales of advertising to national accounts are dependent upon third parties that we do not control.

Approximately 15% of our advertising revenue is derived from the sale of advertising to national or large regional companies, including rental car companies, insurance companies and pizza delivery companies. These companies typically purchase advertisements for placement in multiple geographic regions. Substantially all of the revenue from these large advertisers is derived through CMRs. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in our markets and provide billing services. Our relationships with these national advertisers depend significantly on the performance of the CMRs, which we do not control. If some or all of the CMRs with whom we have existing relationships were unable or unwilling to transact business with us on acceptable terms or at all, this inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of the CMRs could harm our ability to generate revenue from national accounts and could have a material adverse effect on our business.

Turnover among our sales force or key management could adversely affect our business.
The success of our business is dependent on the leadership of our key personnel. The loss of a significant number of experienced key personnel could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow. Our success also depends on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We currently expend significant resources and management time in identifying and training our local marketing consultants and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside our control, such as conditions in the local employment markets in which we operate.

Furthermore, our success depends on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. If we fail to retain the necessary key personnel, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

A portion of our employees are union-represented. Our business could be adversely affected by future labor negotiations and our ability to maintain good relations with our unionized employees.

As of December 31, 2013, approximately 1,300, or 30%, of our employees were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slow downs involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

The inability to negotiate acceptable terms with the unions could also result in increased operating costs from higher wages or benefits paid to union employees or replacement workers. A greater percentage of our work force could also become represented by unions. If a union decides to strike, and others choose to honor its picket line, it could have a material adverse effect on our business.

The loss of important intellectual property rights could adversely affect our results of operations and future prospects.

Various trademarks and other intellectual property rights are key to our business. We rely upon a combination of patent, trademark, copyright and trade secret laws as well as contractual arrangements to protect our intellectual property rights. We may be required to bring lawsuits against third parties to protect our intellectual property rights. Similarly, we may be party to proceedings by third parties challenging our rights. Lawsuits brought by us may not be successful, or we may be found to infringe the intellectual property rights of others. As the commercial use of the Internet further expands, it may be more difficult to protect our trade names, including DexKnows.com and Superpages.com, from domain name infringement or to prevent others from using Internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of intellectual property rights. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. Further, the loss of important trademarks or other intellectual property rights could have a material adverse effect upon our business, prospects, financial condition, results of operations and cash flow.

Increased regulation regarding information technology could lead to increased costs.

As the Internet develops, the provision of Internet services and the commercial use of the Internet and Internet-related applications may become subject to greater regulation. Regulation of the Internet and Internet-related services is still developing, both by new laws and government regulation, and also by industry self-regulation. If our regulatory environment becomes more restrictive, including increased Internet regulation, our profitability could decrease.

Laws and regulations directed at limiting or restricting the distribution of our print directories or shifting the costs and responsibilities of waste management related to our print directories could adversely affect our business.

A number of states and municipalities are considering, and a limited number of municipalities have enacted, legislation or regulations that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive laws or regulations would prohibit us from distributing our print directories unless residents affirmatively “opt in” to receive our print directories. Other, less restrictive, laws or regulations would require us to allow residents to “opt out” of receiving our print directories. In addition, some states and municipalities are considering legislation or regulations that would shift the costs and responsibilities of waste management for discarded directories from municipalities to the producers of the directories. These laws and regulations will likely, if and where adopted, increase our costs, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing clients. If these or similar laws and regulations are widely adopted, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Legal actions could have a material adverse effect on our business.

Various lawsuits and other claims typical for a business of our size and nature are pending against us. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. Any potential judgments, fines or penalties relating to these matters, may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

We are also exposed to other claims and litigation relating to our business, as well as methods of collection, processing and use of personal data. Our clients and users of client data collected and processed by us could also file claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These claims could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

The failure to successfully integrate the businesses of Dex One and SuperMedia could adversely affect our future results.

The integration of the businesses of Dex One and SuperMedia, our predecessor companies that have previously operated independently, is of critical importance to our future success. The success of the integration depends, in large part, on our ability to realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from combining the businesses of Dex One and SuperMedia. To realize these anticipated benefits, the businesses of Dex One and SuperMedia must be successfully integrated. This integration is complex and time consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may prevent us from achieving the anticipated benefits of the merger of Dex One and SuperMedia.

Any difficulties in successfully integrating the businesses of Dex One and SuperMedia, or any delays in the integration process, could adversely affect Dex Media’s ability to achieve the anticipated benefits of the transaction and could adversely affect our business, prospects, financial results, financial condition, results of operations and cash flow.

Our future results will suffer if we do not effectively manage our expanded operations following the merger of Dex One and SuperMedia.

Following the merger of Dex One and SuperMedia, the size of our business is significantly greater than the size of either Dex One’s or SuperMedia’s business prior to the merger. Our future success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated to result from the merger of Dex One and SuperMedia.

We expect to continue to incur substantial expenses related to the integration of the businesses of Dex One and SuperMedia.

We expect to continue to incur substantial expenses related to the integration of Dex One and SuperMedia. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including information technology, purchasing, accounting, finance, sales, billing, payroll, pricing, marketing and employee benefits. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses we continue to incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in significant expenses to enable the integration of the businesses of Dex One and SuperMedia.

Uncertainty about the merger integration and diversion of management could harm our operations following the merger of Dex One and SuperMedia.

Current and prospective employees may experience uncertainty about their future with Dex Media following the merger of Dex One and SuperMedia and the integration of the businesses. These uncertainties may impair our ability to retain, recruit or motivate key personnel. In addition, integrating the companies’ operations requires a significant amount of time and attention from management. The diversion of management’s attention away from ongoing operations could adversely affect our business.

Risks Related to Agreements with Local Telephone Service Providers

The bankruptcy of any of our telecommunication partners could adversely affect us.

In the event that any of our telecommunications partners sought protection under bankruptcy laws, our agreements with such partners, could be materially adversely impacted. In addition, our telecommunication partners may be unable in such circumstance to provide services to us under our contracts with them. Consequently, the bankruptcy of any of our telecommunication partners could have an adverse effect on our business prospects, financial condition, results of operations and cash flow.

Regulatory obligations requiring local telephone service providers to publish white page directories in their markets may change over time, which may increase our future operating costs.

Regulations established by state public utility commissions typically require local telephone service providers to publish and distribute white page directories of certain residences and businesses that order or receive local telephone service from the local telephone service providers. These regulations also require a local telephone service provider, in specified cases, to include information relating to the provision of telephone service provided by the local telephone service provider in the service area, as well as information relating to local and state governmental agencies. The costs of publishing, printing and distributing the white page directories are included in our operating expenses.

Under the terms of our publishing agreements with the local telephone service providers, we are required to perform their regulatory obligation to publish white page directories in the markets in which we are the directory publisher. If any additional legal requirements are imposed with respect to this obligation, we would be obligated to comply with these requirements even if they were to increase our operating costs. Our results of operations relative to competing directory publishers that do not have those obligations could be adversely affected to cover any of these compliance costs.

Our inability to enforce the non-competition agreements with the local telephone service providers may impair the value of our business.

We entered into non-competition agreements with certain local telephone service providers pursuant to which they each agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the markets in which we are the publisher of their directories. However, under applicable law, a covenant not to compete is only enforceable to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement; if it does not unreasonably restrain the party against whom enforcement is sought; and if it is not contrary to the public interest.

Enforceability of non-competition covenants may be uncertain. If a court were to determine that the non-competition agreement is unenforceable (in full or in part), the restricted parties could compete directly against us in the previously restricted markets, which could have a material adverse effect on our business.

Risks Related to Our Common Stock and Shareholders

Our common stock could be subject to future dilution and, as a result, could decline in value.

The ownership percentage represented by common stock could be subject to dilution in the event that common stock is issued pursuant to the Company’s long-term incentive plans, including issuances upon the exercise of options, and any other shares of common stock that are issued. In the future, similar to all companies, additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing holders of a large number of shares of our common stock in the public market, the perception that additional sales could occur, or other factors could cause the market price of our common stock to decline.

We do not expect to pay dividends with respect to our common stock for the foreseeable future.

We do not anticipate paying cash dividends or other distributions with respect to our common stock in the foreseeable future. In addition, restrictive covenants in the credit facilities prohibit us from paying material amounts as cash dividends to our shareholders.

Anti-takeover provisions in our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or prevent a change of control that may be favored by some shareholders.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control transaction that shareholders may consider favorable. These provisions may also make it more difficult for our shareholders to change our Board of Directors and senior management. Provisions of our certificate of incorporation and bylaws include a limited right of shareholders to call special meetings of shareholders; rules regulating how shareholders may present proposals or nominate directors for election at annual meetings of shareholders; and authorization for our Board of Directors to issue preferred stock in one or more series, without shareholder approval. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors. This provision of Delaware law may discourage takeover attempts that might result in a premium over the market price for shares of our common stock.

In addition, several of our agreements with local telephone service providers require their consent to any assignment by us of our rights and obligations under the agreements. The consent rights in these agreements might discourage, delay or prevent a transaction that a shareholder may consider favorable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our owned property mainly consists of land and buildings. Our corporate headquarters is located in D/FW Airport, Texas, and is leased from Verizon. We lease a majority of our facilities. We believe that our existing facilities are in good working condition and are suitable for their intended purposes.

The following is a list of our facilities with at least 100,000 square feet. These facilities are administrative facilities, except for the Martinsburg, West Virginia facility, which is a warehouse/distribution center.

Property Location	Approximate Square Footage
Owned Properties
Martinsburg, WV	191,000
Los Alamitos, CA	149,000
St. Petersburg, FL	100,000

Leased Properties
D/FW Airport, TX	419,000

The Company intends to sell its land and building in Los Alamitos, CA, and has adjusted the property value to its fair value of $16 million. The sale of this property is anticipated to be completed within the next twelve months. As such, the Company has reflected these assets as assets held for sale on the Company's consolidated balance sheet as of December 31, 2013.

ITEM 3. LEGAL PROCEEDINGS

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

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain officers of SuperMedia (but not against SuperMedia or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of SuperMedia's common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of SuperMedia's current officers (but not against SuperMedia or its subsidiaries). The suit was filed by Wade L. Jones on behalf of purchasers of SuperMedia's bonds between March 27, 2008 and March 30, 2009, inclusive. On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas. The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding SuperMedia's financial performance and condition. Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act. The plaintiffs were seeking unspecified compensatory damages and reimbursement for litigation expenses. Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs' attorney have been selected (the “Buettgen” case). On April 12, 2010, SuperMedia filed a motion to dismiss the entire Buettgen complaint. On August 11, 2010, in a one line order without an opinion, the court denied SuperMedia's motion to dismiss. On May 19, 2011, the court granted the plaintiffs' motion certifying a class. Subsequently, the Fifth Circuit Court of Appeals denied SuperMedia's petition for an interlocutory appeal of the class certification order. On September 24, 2012, the SuperMedia defendants filed a motion for summary judgment seeking a complete dismissal which was denied on February 20, 2013. The parties entered into a tentative settlement of the matter on April 1, 2013. The Court has approved the settlement and dismissed the defendants at the fairness hearing held on November 12, 2013. The Company's insurance carriers fully funded the settlement pursuant to the Court's order preliminarily approving the settlement.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase. The Company awaits the orders of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee (“EBC”) and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the United States Circuit Court of Appeals for the Fifth Circuit. The briefing is ongoing and awaits the order of the court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, formerly Idearc Inc. ("Idearc") filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has been completed. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. Briefing on the petition is complete and we await the order of the court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against SuperMedia, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

On June 26, 2012, SuperMedia filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where SuperMedia seeks a declaratory judgment approving SuperMedia's right to enact several amendments that were made to its retiree health and welfare benefit plans, and more generally SuperMedia's right to modify, amend or terminate these plans. Several of the defendants filed motions to dismiss as well as a counterclaim. SuperMedia filed a motion to dismiss the counterclaim. On August 8, 2013, the court granted several of the defendants’ motion to dismiss and dismissed the defendants’ counterclaim. SuperMedia settled this matter favorably after mediation. The court on January 10, 2014, preliminarily approved the settlement, ordered notice to the entire settlement class and set a fairness hearing for April 22, 2014.

On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia, formerly Idearc, in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer ("CFO") of SuperMedia in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed SuperMedia prior to the spin-off by not having the requisite number of directors under Delaware law. The plaintiff alleges that since SuperMedia was improperly formed, the former CFO did not have the authority to execute the note on behalf of SuperMedia and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy. The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant's behalf.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Equity Market

Our common stock is traded on The Nasdaq Stock Market LLC (The Nasdaq Global Select Market) under the symbol “DXM.” The following table sets forth, for the periods indicated, the highest and lowest sale prices for our common stock, as reported by The Nasdaq Stock Market LLC (The Nasdaq Global Select Market).

	2013
	High	Low

2nd Quarter (May 1, 2013 - June 30, 2013)	$23.86	$9.85
3rd Quarter	18.09	7.92
4th Quarter	9.31	4.30

As of March 1, 2014, there were approximately 134 holders of record of our common stock.

Dividends

We did not pay any quarterly cash dividends in 2013. We do not expect to pay dividends in 2014, nor do we expect to pay cash dividends in the foreseeable future.

Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder.

Share Repurchases
No shares of the Company’s common stock were repurchased during the fourth quarter of 2013.

Shareholder Return Performance Graph

The following performance graph compares the cumulative total shareholder return on our common stock with the Russell 2000 Index and a peer group selected by us, for the period of May 1, 2013 through December 31, 2013, (the first day our new common stock began trading on the Nasdaq following the merger between Dex One with SuperMedia) assuming an initial investment of $100 on May 1, 2013, and the reinvestment of all dividends, if any. As noted above, we have not paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.
Our Company is not included in an identifiable peer group. We selected our peer group based on revenues, net income and enterprise value, which comprises market capitalization and total debt, and focused on public companies largely comprised of advertiser supported media. Our peer group includes Gannett Co. Inc., Graham Holdings Company, AOL Inc., The New York Times Company, Valassis Communications, Inc., The McClatchy Company, IAC/InteractiveCorp., Harte Hanks Inc., Lee Enterprises, Inc., The E.W. Scripps Company, Media General, Inc., A.H. Belo Corporation, Conversant, Inc., Scholastic Corporation, Meredith Corporation, John Wiley & Sons, Inc. and Lamar Advertising Company.

	May 1, 2013	July 1, 2013	August 30, 2013	October 31, 2013	December 31, 2013
Dex Media	$100.00	$154.73	$84.27	$61.36	$61.56
Russell 2000 Index	$100.00	$107.10	$109.38	$119.03	$125.90
Peer Group	$100.00	$113.11	$116.96	$128.04	$149.48

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s and the predecessor company’s audited consolidated financial statements. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8,“Financial Statements and Supplementary Data,” with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors.”

On April 30, 2013, the merger of Dex One and SuperMedia was completed. As a result of acquisition accounting, SuperMedia's historical results prior to April 30, 2013 have not been included in the Company's consolidated results. SuperMedia's post-merger results from May 1, 2013 through December 31, 2013 are included in the consolidated financial statements of the Company, representing operating revenue of $370 million, ($296) million of operating (loss) and ($307) million net (loss).

	Successor Company				Predecessor Company
	Years Ended December 31,			Eleven Months Ended December 31,	One Month Ended January 31,	Year Ended December 31,
(in millions, except per share data)	2013	2012	2011	2010	2010	2009
Statements of Comprehensive Income (Loss) Data
Operating revenue	$1,444	$1,278	$1,481	$831	$160	$2,202
Operating income (loss)	(850)	103	(430)	(1,294)	64	(6,798)
Net income (loss)	$(819)	$41	$(519)	$(924)	$6,920	$(6,453)

Earnings (Loss) Per Share
Basic	$(54.89)	$4.09	$(51.75)	$(92.32)	$501.36	$(468.34)
Diluted	$(54.89)	$4.09	$(51.75)	$(92.32)	$501.07	$(468.34)

Shares Used in Computing Earnings (Loss) Per Share
Basic	14.9	10.1	10.0	10.0	13.8	13.8
Diluted	14.9	10.1	10.0	10.0	13.8	13.8

Balance Sheet Data
Total assets	$2,464	$2,411	$2,963	$3,921	$5,346	$3,862
Long-term debt, including current maturities	2,675	2,010	2,510	2,737	3,265	3,555
Liabilities subject to compromise	—	—	—	—	—	6,353
Shareholders’ equity (deficit)	(703)	20	(10)	526	1,451	(6,919)
2013
For the year ended December 31, 2013, we recorded an impairment charge of $458 million, consisting of a non-cash impairment charge of $74 million related to the write down of goodwill, and a non-cash impairment charge of $384 million related to the write down of intangible assets.
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 have been recorded on a separate line item on the consolidated statement of comprehensive income (loss). For the year ended December 31, 2013, the Company recorded $38 million of net reorganization items.
As a result of financing activities conducted during 2013, the Company recorded a non-taxable gain of $9 million related to the early extinguishment of a portion of our senior secured credit facilities during the year ended December 31, 2013.
The increase in total assets and long-term debt, including current maturities as of December 31, 2013, compared to previous periods is primarily the result of the merger between Dex One and SuperMedia.

2012
The Company recorded non-taxable gains of $140 million related to the early extinguishment of a portion of our senior secured credit facilities during the year ended December 31, 2012.
The Company corrected an error in the application of generally accepted accounting principles ("GAAP") that was immaterial to 2012 and was associated with the timing of revenue recognition in prior periods for one of its service offerings, Dex Guaranteed Actions ("DGA").

2011
During the year ended December 31, 2011, we recognized a non-cash impairment charge associated with goodwill of $801 million.
On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13 million during the first quarter of 2011.

2010
As a result of our emergence from Chapter 11 in January 2010, financial information for the Company is presented for the eleven months ended December 31, 2010. Financial information for the Predecessor Company is presented for the one month ended January 31, 2010.
We recognized a non-cash impairment charge associated with intangible assets of $22 million and a goodwill impairment charge of $1,137 million, for a total impairment charge of $1,159 million during the eleven months ended December 31, 2010.

The Predecessor Company recorded $7,793 million of net reorganization items during the one month ended January 31, 2010 comprised of gains of $4,524 million associated with reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3,269 million.

2009
The Predecessor Company recognized a non-cash impairment charge associated with intangible assets of $7,338 million during the year ended December 31, 2009.
For the year ended December 31, 2009, the Predecessor Company recorded $95 million of net reorganization items which represented charges that were directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our results for the year ended December 31, 2013 include the operating results of SuperMedia from May 1, 2013 through December 31, 2013 as a result of the Mergers, which were completed on April 30, 2013. In accordance with applicable accounting guidance, the historical operating results of SuperMedia, for April 2013 and prior periods have not been included.
Our operating results presented in this report may not be indicative of our future performance.
Overview

Dex Media is a leading provider of local marketing solutions to more than 580,000 business clients across the United States. Our more than 2,000 marketing consultants work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.

Our local marketing solutions are primarily sold under various “Dex” and “Super” brands, including print yellow page directories, online local search engine websites, mobile local search applications, and placement of our client's information and advertisements on major search engine websites, with which we are affiliated. Our local marketing solutions also include website development, search engine optimization, market analysis, video development and promotion, reputation management, social media marketing, and tracking/reporting of customer leads.

Our print yellow page directories are co-branded with various local telephone service providers; including Verizon Communications Inc., AT&T Corp., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.

In 2013, we published more than 1,700 distinct directory titles in 43 states and distributed approximately 114 million directories to businesses and residences in the United States. In 2013, our top ten directories, as measured by revenue, accounted for approximately 6% of our revenue and no single directory accounted for more than 1% of our revenue.

Dex Media was created as a result of the merger between Dex One and SuperMedia on April 30, 2013. Dex One was the acquiring company.

Dex One became the successor registrant to R.H. Donnelley Corporation ("RHDC") upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11” or the "Bankruptcy Code") on January 29, 2010 (the “2010 Effective Date”) and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. See Dex One's Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on matters associated with these Chapter 11 proceedings. On the 2010 Effective Date and in connection with Dex One's emergence from Chapter 11, RHDC was renamed Dex One Corporation.

RHDC was formed on February 6, 1973 as a Delaware corporation. In November 1996, RHDC, then known as The Dun & Bradstreet Corporation, separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: RHDC (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. In January 2003, RHDC acquired the directory business of Sprint Nextel Corporation (formerly known as Sprint Corporation). In September 2004, RHDC completed the acquisition of the directory publishing business of AT&T, Inc. (formerly known as SBC Communications, Inc.) in Illinois and Northwest Indiana, including AT&T's interest in the DonTech II Partnership ("DonTech"), a 50/50 general partnership between RHDC and AT&T. In January 2006, RHDC acquired the exclusive publisher of the directories for Qwest Communications International Inc. ("Qwest") where Qwest was the primary local telephone service provider.

SuperMedia became the successor company to Idearc, Inc. upon emergence from Chapter 11 bankruptcy proceedings on December 31, 2009. Idearc Inc. was created in November 2006 when Verizon Communications Inc. ("Verizon") spun-off its domestic directory business. See SuperMedia's Annual Report on Form 10-K for the year ended December 31, 2009 for detailed information on matters associated with these Chapter 11 proceedings.

Merger and Related Bankruptcy Filing of Dex One and SuperMedia

Merger Agreement
On August 20, 2012, Dex One entered into the Merger Agreement with SuperMedia, Newdex, and Merger Sub. The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (1) Dex One would merge with and into Newdex, with Newdex as the surviving entity and subsequently, each share of Dex One common stock would convert into 0.2 shares of common stock of Newdex and (2) immediately following consummation of the Dex Merger, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity and become a direct wholly owned subsidiary of Newdex with each share of SuperMedia common stock converting into 0.4386 shares of common stock of Newdex. As a result of the Mergers, Newdex, as successor to Dex One, was renamed Dex Media, Inc. and became a newly listed company.
On December 5, 2012, the Merger Entities entered into the Amended and Restated Merger Agreement, which upheld the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Mergers from its shareholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders to consummate the transactions on an out-of-court basis, the Mergers may be effected through voluntary pre-packaged plans of reorganization under a Chapter 11 bankruptcy proceeding. Because neither Dex One nor SuperMedia were able to obtain the requisite unanimous consents to the contemplated amendments to their respective financing agreements to effectuate the

Mergers out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013.
Bankruptcy Filing and Emergence
On March 18, 2013, Dex One and all of its subsidiaries filed voluntary bankruptcy petitions in the Bankruptcy Court for reorganization under the provisions of the Bankruptcy Code. Concurrently with filing the bankruptcy petitions, Dex One and its subsidiaries filed and requested confirmation of the Dex One Prepackaged Plan, seeking to effect the Mergers and related transactions contemplated by the Amended and Restated Merger Agreement. Also on March 18, 2013, SuperMedia and all of its domestic subsidiaries filed separate voluntary bankruptcy petitions in the Bankruptcy Court, seeking approval of SuperMedia's separate prepackaged plan of reorganization.
On April 29, 2013, the Bankruptcy Court held a hearing and entered separate orders confirming the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia; (1) consummated the Mergers and other transactions contemplated by the Amended and Restated Merger Agreement, including (a) the amendment and restatement of SuperMedia's senior secured credit facility, (b) the Dex Merger, (c) the SuperMedia Merger, and (d) the amendment and restatement of the credit facilities of R.H. Donnelley Inc., Dex Media West, Inc., and Dex Media East, Inc.; (2) otherwise effected the transactions contemplated by the Prepackaged Plans; and (3) emerged from Chapter 11 protection. On April 30, 2013, the Company emerged from bankruptcy.
Effective with the emergence from bankruptcy, the Mergers were consummated on April 30, 2013.
Subsequent to the Dex Merger, Dex One shareholders received 0.2 shares of Dex Media common stock for each share of Dex One common stock that they owned, which reflects a 1-for-5 reverse stock split of Dex One common stock. As a result of the reverse stock split of Dex One common stock, all outstanding common stock, and per share amounts contained in the financial statements and related notes have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effective April 30, 2013. Subsequent to the SuperMedia Merger, SuperMedia shareholders received 0.4386 shares of Dex Media common stock for each share of SuperMedia common stock that they owned.
Correction of an Error in Prior Periods
In the fourth quarter of 2013, the Company corrected an error in the application of generally accepted accounting principles ("GAAP") that was immaterial to all affected prior periods and was associated with the timing of revenue recognition in prior periods for one of its service offerings, Dex Guaranteed Actions (“DGA”). The prior periods affected were from January 1, 2012 through September 30, 2013.
The DGA service was first introduced in the latter half of 2011. It offers our clients a specified number of guaranteed actions (or leads) during their contract period, which is generally twelve months. These actions include phone calls and e-mails from consumers that originate from placement of our clients’ advertising in our print directories and websites, as well as profile views and clicks through to our clients’ websites from placement of their information and advertisements on our Company’s local search websites and on major search engine websites with which the Company is affiliated.
With the introduction of the DGA service in the latter half of 2011, the number of clients and associated revenue in 2011 was not significant. By the end of 2012, the Company had sold DGA to over 9,000 clients and, by the end of 2013, we had over 13,000 DGA clients, which represents less than 2.5% of our total 580,000 clients at December 31, 2013.
The Company recognized revenue for DGA as the guaranteed actions were delivered, but would provide service over the entire contract period, even if the guaranteed actions had been delivered before the end of the contract term. The Company now believes that the application of GAAP was in error, as Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” requires that service revenue, such as DGA, be recognized on a straight-line basis over the service period, unless evidence suggests that obligations are fulfilled in a different manner. For any one month, DGA revenue should have been recognized at the lesser of the cumulative value of delivered guaranteed actions or the cumulative value of straight-line revenue.
The correction of the error relates to financial statements previously filed by Dex One in its 2012 Form 10-Q's, its 2012 Annual Report on Form 10-K and its Form 10-Q for the first quarter of 2013; and, following the merger, by Dex Media in its Form 10-Q’s for the second and third quarters of 2013.
In evaluating whether the previously issued financial statements were materially misstated, the Company followed the guidance of Accounting Standards Codification ("ASC") 250, “Accounting Changes and Error Corrections" (“ASC 250”), SAB Topic 1.M, “Assessing Materiality,” and SAB Topic 1.N,“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company concluded that the error was not material to the affected prior periods and that the previously issued financial statements can continue to be relied upon. However, correction of the entire cumulative error in the fourth quarter of 2013 would be material to that quarter's stand-alone results and would impact comparisons to prior quarters. As such, the Company has corrected this error by revising the 2012 and 2013 financial statements and information as they appear throughout this Form 10-K, including, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.
Following are the financial statement line items that were affected by the correction of the error in 2012.

	Year Ended December 31, 2012
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$1,300	$(22)	$1,278
Operating income (loss)	125	(22)	103
Provision (benefit) for income taxes	7	(1)	6
Net income (loss)	62	(21)	41
Comprehensive income (loss)	46	(21)	25
Basic and diluted earnings (loss) per common share	6.16	(2.08)	4.09

	December 31, 2012
Consolidated Balance Sheet	As Reported	Correction	As Revised
	(in millions)
Accounts receivable, net	$120	$(21)	$99
Deferred tax assets	39	6	45
Total current assets	468	(15)	453
Total assets	2,426	(15)	2,411
Deferred revenue	121	1	122
Total current liabilities	2,245	1	2,246
Deferred tax liabilities	54	5	59
Retained (deficit)	(1,380)	(21)	(1,401)
Total shareholders' equity (deficit)	41	(21)	20
Total liabilities and shareholders' equity (deficit)	2,426	(15)	2,411

	Year Ended December 31, 2012
Consolidated Statement of Cash Flows	As Reported	Correction	As Revised
	(in millions)
Net income (loss)	$62	$(21)	$41
Provision for deferred income taxes	7	(1)	6
Change in accounts payable and accrued liabilities	(102)	22	(80)
Net cash provided by operating activities	349	—	349
There was no impact to the total cash flows from operating, investing or financing activities.

Basis of Presentation
The Company prepares its financial statements in accordance with GAAP. The consolidated financial statements include the financial statements of Dex Media and its wholly owned subsidiaries. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. All inter-company accounts and transactions have been eliminated. The Company is managed as a single business segment.

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, ASC 852 “Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process have been classified as reorganization items on the Company's consolidated statements of comprehensive income (loss).

The Company accounted for the business combination of Dex One and SuperMedia creating Dex Media, using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” (“ASC 805”). For additional information regarding the merger and acquisition accounting, see Note 2 to our consolidated financial statements included in this report.
Financial Statement Presentation

Certain prior period amounts on our consolidated financial statements have been reclassified to conform to current year presentation.

Dex Media presented its deferred revenue and associated unbilled receivables on a net basis on its consolidated balance sheet beginning June 30, 2013. Deferred revenue on the consolidated balance sheet represents revenue yet to be recognized for those clients who have prepaid their account or have been billed in advance. We recognize revenue from print directory advertising ratably over the life of each directory, which is typically twelve months, using the amortization method, with revenue recognition commencing in the month of publication. In the month of publication, equal offsetting amounts are recorded to deferred revenue and unbilled receivables for the full annual contract value. Each month, as our clients are billed, we reduce deferred revenue and unbilled receivables by equal amounts as revenue is recognized on the consolidated statement of comprehensive income (loss) and billed receivables are recognized on the consolidated balance sheet. The net total of deferred revenue and unbilled receivables for all clients results in a net deferred revenue position as some clients prepay their account or are billed in advance. Our December 31, 2012 consolidated balance sheet has been adjusted to reflect deferred revenue and associated unbilled receivables on a net basis.

Certain expense line items on the consolidated statements of comprehensive income (loss) have been reclassified for 2012 and 2011 to conform to the current year presentation. Total expenses remain unchanged. The following tables show the reclassifications by expense line item.

	Year Ended December 31, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$345	$(65)	$280
Cost of service	284	74	358
General & administrative	127	(9)	118
Total	$756	$—	$756

	Year Ended December 31, 2011
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$427	$(94)	$333
Cost of service	287	76	363
General & administrative	144	18	162
Total	$858	$—	$858

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, goodwill, intangible assets and other long-lived assets, pension and post-employment benefit assumptions.

Acquisition Accounting

On April 30, 2013, the merger of Dex One and SuperMedia was consummated, with 100% of the equity of SuperMedia being exchanged for $82 million of equity in Dex Media. The transaction brings together two companies with complementary operations and capabilities, which will provide Dex Media with increased scale, national scope, market share, financial base and a diversified services portfolio necessary to increase shareholder value, enhance value to clients, reduce debt, increase cost efficiencies and stabilize revenue. There can be no assurances that all of the potential benefits of the merger will be fully realized.
We accounted for the business combination using the acquisition method of accounting in accordance with ASC 805, “Business Combinations”, with Dex One identified as the acquiring entity for accounting purposes. Dex One is considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the fact that (1) upon consummation of the merger, Dex One shareholders held approximately 60% of the common stock of Dex Media as compared to approximately 40% held by SuperMedia shareholders and (2) Dex One's chairman of the board of directors continued as the chairman of the board of directors of Dex Media.
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

Purchase Price Allocation

(in millions)
Fair value of assets acquired
Cash and cash equivalents	$154
Accounts receivable	111
Unbilled accounts receivable	316
Other current assets	64
Fixed assets and capitalized software	42
Intangible assets	635
Goodwill	389
Pension assets	58
Other non-current assets	4
Total fair value of assets acquired	$1,773

Fair value of liabilities acquired
Accounts payable and accrued liabilities	$114
Long-term debt (including current maturities)	1,082
Employee benefit obligations	99
Unrecognized tax benefits	45
Deferred tax liabilities	351
Total fair value of liabilities acquired	$1,691

Total allocable purchase price	$82
The amounts related to accounts receivable, deferred tax liabilities and goodwill in the table above have been adjusted from the amounts previously presented in the Company’s June 30, 2013 and September 30, 2013 Form 10-Q's. Accounts receivable has been adjusted by $7 million to more accurately reflect the fair value of the accounts receivable as of April 30, 2013. Deferred tax liabilities were adjusted to reflect the tax effect of the above adjustment offset by the impacts of the Company’s return to provision adjustments and finalization of state tax rates as of April 30, 2013. These adjustments resulted in a decrease to goodwill of $7 million.
Common Stock
The Merger Agreement provided that each issued and outstanding share of SuperMedia common stock be converted into the right to receive 0.4386 shares of Dex Media common stock. As of April 30, 2013, 15.6 million shares of SuperMedia common stock were issued and outstanding, which resulted in the issuance of 6.9 million shares of Dex Media common stock. Dex One shareholders received 0.2 shares of Dex Media common stock for each share of Dex One common stock that they owned, which reflects a 1-for-5 reverse stock split of Dex One common stock. The closing trading price of Dex One common stock on April 30, 2013 of $2.38, when adjusted for the 1-for-5 reverse stock split equated to a Dex Media common stock value of $11.90 per share. The 6.9 million Dex Media shares issued to former SuperMedia shareholders at the converted $11.90 per share price equated to a fair value of common stock issued of $82 million.
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
Goodwill and Intangible Assets
The goodwill of $389 million that was recorded as part of the acquisition represents the expected synergies and residual benefits that Dex Media believes will result from the combined operations. The Company has determined that the $389 million of acquired goodwill is not deductible for tax purposes. For additional information on goodwill and intangible assets, see Note 3 to our consolidated financial statements included in this report.
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
The following table sets forth the components of the intangible assets acquired.

	Fair Value	Estimated Useful Lives
	(in millions)
Directory services agreements	$145	5 years
Client relationships	420	3 years
Trademarks and domain names	60	5 years
Patented technologies	10	4 years
Total fair value of intangible assets acquired	$635
Deferred Revenue, Deferred Directory Costs, and Unbilled Accounts Receivable
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. SuperMedia has minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equates to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. The exclusion of these results from the consolidated statements of comprehensive income (loss) of Dex Media, will not impact cash flows.
In connection with acquisition accounting, the fair value of SuperMedia's unbilled accounts receivable was determined to be $316 million. Unbilled accounts receivable represents amounts that are not billable at the balance sheet date, but are billed over the remaining life of the clients' advertising contracts.
Results of SuperMedia
As a result of acquisition accounting, SuperMedia's historical results through April 30, 2013 have not been included in the Company's consolidated results. SuperMedia's post-merger results from May 1, 2013 through December 31, 2013 are included in the consolidated financial statements of the Company, representing operating revenue of $370 million, ($296) million of operating (loss) and ($307) million of net (loss).
Merger Transaction Costs
The Company has cumulatively incurred $42 million of merger transaction costs as of December 31, 2013. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). Of these costs, $22 million and $12 million were incurred and expensed during the years ended December 31, 2013 and

2012, respectively. For additional information on merger related costs, see Note 4 to our consolidated financial statements included in this report.
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
Unaudited Pro Forma Results

	Years Ended December 31,
	2013	2012
	(in millions)
Operating revenue	$2,184	$2,070
Net (loss)	$(621)	$(141)
Operating Revenue

Revenue is earned from the sale of advertising. The sale of advertising in print directories is the primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory which is typically twelve months, using the deferral and amortization method of accounting, with revenue recognition commencing in the month of publication.

Revenue derived from digital advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertising is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a "click" or “action” on their digital advertising or a phone call to their business. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred or over the service period of the arrangement, as applicable.

We also offer multiple-deliverable revenue arrangements with our customers that may include a combination of our print or digital marketing solutions. The timing of delivery or fulfillment of our marketing solutions in a multiple-deliverable arrangement may differ, whereby the fulfillment of a digital marketing solutions precedes delivery of our print marketing solutions due to the length of time required to produce the final print product. In addition, multiple print directories included in a multiple-deliverable arrangement may be published at different times throughout the year. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery or fulfillment of other marketing solutions included in a multiple-deliverable arrangement.
We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio). For the years ended December 31, 2013 and 2012, net advertising sales declined 15.4% in each year compared to

2012 and 2011, respectively. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.

To mitigate the effect of declining advertising sales and revenue, we continue to actively manage expenses and streamline operations to reduce our cost structure.

Operating Expense

Operating expense is comprised of five expense categories: (1) selling, (2) cost of service, (3) general and administrative, (4) depreciation and amortization, and (5) impairment charge.

Selling.  Selling expense represents the cost to acquire new clients and renew the advertising of existing clients. Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, sales training, advertising and client care expenses. Sales commissions are amortized over the average life of the directory or advertising service, which is typically twelve months. All other selling costs are expensed as incurred. For the year ended December 31, 2013, selling expense of $383 million represented 16.7% of total operating expense and 26.5% of total operating revenue.

Cost of Service.  Cost of service represents the cost to fulfill and maintain our advertising services to our clients. Cost of service includes the costs of producing and distributing print directories and online local search services; including publishing operations, paper, printing, distribution, website development, and Internet traffic costs for placement of our clients' information and advertisements on search engine websites with whom we are affiliated. Costs attributable to producing print directories are amortized over the average life of a directory, which is typically twelve months. These costs include the amortization of paper, printing and initial distribution of print directories. All other costs are expensed as incurred. For the year ended December 31, 2013, cost of service of $479 million represented 20.9% of total operating expense and 33.2% of total operating revenue.

General and Administrative.  General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance, stock-based compensation, severance expense, and other general corporate expenses. All general and administrative costs are expensed as incurred. For the year ended December 31, 2013, general and administrative expense of $209 million represented 9.1% of total operating expense and 14.5% of total operating revenue.

Depreciation and Amortization.  Depreciation and amortization expense includes depreciation expense associated with property, plant and equipment and amortization expense associated with capitalized internal use software and other intangible assets. For the year ended December 31, 2013, depreciation and amortization expense of $765 million represented 33.3% of total operating expense and 53.0% of total operating revenue.

Impairment Charge. Impairment charge includes non-cash charges associated with the impairment of goodwill and intangible assets. For the year ended December 31, 2013, we recorded a total impairment charge of $458 million, consisting of a non-cash impairment charge of $74 million related to the write down of goodwill, and a non-cash impairment charge of $384 million related to the write down of intangible assets. No impairment charges were recorded for the year ended December 31, 2012. For the year ended December 31, 2011, we recorded a non-cash impairment charge of $801 million related to the write down of goodwill. For the year ended December 31, 2013, impairment charge expense of $458 million represented 20.0% of total operating expense and 31.7% of total operating revenue. For additional information related to the goodwill and intangible asset impairments, see Note 3 to our consolidated financial statements included in this report.

Interest Expense
Interest expense, net of interest income, is primarily comprised of interest expense associated with our debt obligations offset by interest income. For the year ended December 31, 2013, interest expense, net of interest income, was $316 million.

Reorganization Items
Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses, realized gains and losses, and provisions for losses resulting from the reorganization. Reorganization items include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as professional advisory fees and other costs incurred as a result of our bankruptcy proceeding.

During the year ended December 31, 2013, the Company recorded reorganization items of $38 million, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments in March 2013, and $6 million associated with professional fees. No reorganization expenses were recorded for the years ended December 31, 2012 and 2011. For additional information related to reorganization items, see Note 5 to our consolidated financial statements included in this report.

Gains on Early Extinguishment of Debt
The Company recorded non-taxable gains of $9 million related to the early extinguishment of a portion of our senior secured credit facilities for the year ended December 31, 2013. On November 25, 2013 the Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $9 million ($36 million gain offset by $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments).
The Company recorded non-taxable gains of $140 million related to the early extinguishment of a portion of our senior secured credit facilities for the year ended December 31, 2012. On March 23, 2012, the Company repurchased and retired debt of $142 million utilizing cash of $70 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). Additionally, on April 19, 2012, the Company repurchased and retired debt of $98 million of its senior subordinated notes utilizing cash of $26 million. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees).

Provision (Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the impact regarding future realization of deferred tax assets. For the year ended December 31, 2013, we recorded an income tax provision (benefit) of ($376) million.

Results of Operations
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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table sets forth our consolidated operating results for the years ended December 31, 2013 and 2012.

Year Ended December 31,	2013	2012	Change	% Change
	(in millions, except %)
Operating Revenue	$1,444	$1,278	$166	13.0%
Operating Expenses
Selling	383	280	103	36.8%
Cost of service (exclusive of depreciation and amortization)	479	358	121	33.8%
General and administrative	209	118	91	77.1%
Depreciation and amortization	765	419	346	82.6%
Impairment charge	458	—	458	NM
Total Operating Expenses	2,294	1,175	1,119	95.2%
Operating Income (Loss)	(850)	103	(953)	NM
Interest expense, net	316	196	120	61.2%
(Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(1,166)	(93)	(1,073)	NM
Reorganization items	38	—	38	NM
Gains on early extinguishment of debt	9	140	(131)	(93.6)%
Income (Loss) Before Provision (Benefit) for Income Taxes	(1,195)	47	(1,242)	NM
Provision (benefit) for income taxes	(376)	6	(382)	NM
Net Income (Loss)	$(819)	$41	$(860)	NM

Operating Revenue
Operating revenue of $1,444 million for the year ended December 31, 2013 increased $166 million, or 13.0%, compared to $1,278 million for the year ended December 31, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through December 31, 2013 operating revenue of SuperMedia of $370 million has been included in our operating revenue for the year ended December 31, 2013, of which none was included for the same period in 2012. This increase was partially offset by a decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $2,294 million for the year ended December 31, 2013 increased $1,119 million, or 95.2%, compared to $1,175 million for the year ended December 31, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through December 31, 2013 operating expenses of SuperMedia of $559 million (excluding merger related costs and goodwill impairment charge) have been included in our operating expenses, of which none was included for the same period in 2012. Additionally, increases were driven by the impact of impairment charges associated with intangible assets of $384 million, higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets of $144 million, $54 million of merger integration costs and $10 million of higher merger transaction costs. These increases were partially offset by expense reductions as described below.
Selling. Selling expense of $383 million for the year ended December 31, 2013 increased $103 million, or 36.8%, compared to $280 million for the year ended December 31, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through December 31, 2013 selling expenses of SuperMedia of $144 million have been included in our selling expenses for the year ended December 31, 2013, of which none was included for the same period in 2012. This increase was partially offset by decreases in employee related costs, lower sales commissions and reduced national advertising.
Cost of Service. Cost of service expense of $479 million for the year ended December 31, 2013 increased $121 million, or 33.8%, compared to $358 million for the year ended December 31, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through December 31, 2013 cost of service expenses of SuperMedia of $152 million have been included in our cost of service expenses for the year ended December 31, 2013, of which none was included for the same period in 2012. In addition, digital costs and Internet traffic increased for the year ended December 31, 2013, offset by lower printing and distribution costs as a result of lower volumes and lower contract services costs.
General and Administrative. General and administrative expense of $209 million for the year ended December 31, 2013 increased $91 million, or 77.1%, compared to $118 million for the year ended December 31, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through December 31, 2013 general and administrative expenses of SuperMedia of $39 million (excluding merger related costs, bad debt expense and the fair value adjustment associated with the Los Alamitos property) have been included in our general and administrative expenses for the year ended December 31, 2013, of which none was included for the same period in 2012. Additionally, we incurred $54 million of merger integration costs, which included $32 million of severance costs. Also, we incurred merger transaction costs of $22 million for the year ended December 31, 2013 compared to $12 million for the year ended December 31, 2012. The Company recorded a $5 million charge to adjust the Los Alamitos property, which is held for sale, to its estimated fair value. These increases in expenses were partially offset by lower employee related costs, severance costs recorded in 2012 and lower bad debt expense. Bad debt expense of $23 million for the year ended December 31, 2013 decreased by $10 million, or 30.0%, compared to $33 million for the year ended December 31, 2012. Bad debt expense as a percent of total operating revenue was 1.6% for the year ended December 31, 2013, compared to 2.6% for the year ended December 31, 2012.
Depreciation and Amortization. Depreciation and amortization expense of $765 million for the year ended December 31, 2013 increased $346 million, or 82.6%, compared to $419 million for the year ended December 31, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through December 31, 2013 depreciation and amortization expenses of SuperMedia of $223 million (of which $209 million relates to the amortization of intangible assets) have been included in our depreciation and amortization expenses for the year ended December 31, 2013, of which none was included for the same period in 2012. Additionally, an increase of $144 million in amortization expense was driven by the impact of higher amortization expense primarily related to the change in the estimated remaining useful lives of intangible assets related to the existing Dex One intangible assets. These increases were partially offset by lower depreciation and amortization expense of $21 million associated with existing Dex One fixed assets and capitalized software.
Impairment Charge. For the year ended December 31, 2013, we recorded a total impairment charge of $458 million, consisting of a non-cash impairment charge of $74 million related to the write down of goodwill, and a non-cash impairment charge of $384 million related to the write down of intangible assets. No impairment charges were recorded for the year ended December 31, 2012.
Interest Expense, net
Interest expense, net of interest income, of $316 million for the year ended December 31, 2013 increased $120 million, or 61.2%, compared to $196 million for the year ended December 31, 2012. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through December 31, 2013 interest expense, net of SuperMedia of $151 million (including $46 million of non-cash interest expense associated with the amortization of SuperMedia's debt fair value adjustment) has been included in our interest expense, net for the year ended December 31, 2013, of which none was included for the same period in 2012. Additionally, interest expense increased due to the impact of the interest rate increases on Dex One's senior secured credit facilities, partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the year ended December 31, 2013 includes $69 million of non-cash interest expense (including the $46 million related to SuperMedia discussed above) compared to $40 million for the year ended December 31, 2012. This non-cash interest expense primarily represents the amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes and the amortization of deferred financing costs.
Reorganization Items
The Company recorded reorganization items of $38 million for the year ended December 31, 2013, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments in March 2013, and $6 million associated with professional fees.
Gains on Early Extinguishment of Debt
The Company recorded non-taxable gains of $9 million related to the early extinguishment of a portion of our senior secured credit facilities for the year ended December 31, 2013. The Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $9 million ($36 million gain offset by $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments).

The Company recorded non-taxable gains of $140 million related to the early extinguishment of a portion of our senior secured credit facilities for the year ended December 31, 2012. On March 23, 2012, the Company repurchased and retired debt of $142 million utilizing cash of $70 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). Additionally, on April 19, 2012, the Company repurchased and retired debt of $98 million of its senior subordinated notes utilizing cash of $26 million. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees).

Provision (Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded a provision (benefit) for income taxes of ($376) million for the year ended December 31, 2013, compared to a provision (benefit) of $6 million for the year ended December 31, 2012. For the year ended December 31, 2013, the effective tax rate of 31.5% differs from the federal statutory rate primarily due to the increase in recorded valuation allowances, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in various federal and state jurisdictions.

The annual effective tax rate of 12.8% for the year ended December 31, 2012 differed from the statutory rate primarily due to changes in recorded valuation allowances changes in certain deferred tax liabilities, the impact of non-deductible component of interest expense related to our debt obligations, and the impact of state income taxes.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The results of operations presented for the years ended December 31, 2012 and 2011 include the operating results of Dex One only.
The following table sets forth our consolidated operating results for the years ended December 31, 2012 and 2011.

Year Ended December 31,	2012	2011	Change	% Change
	(in millions, except %)
Operating Revenue	$1,278	$1,481	$(203)	(13.7)%
Operating Expenses
Selling	280	333	(53)	(15.9)%
Cost of service (exclusive of depreciation and amortization)	358	363	(5)	(1.4)%
General and administrative	118	162	(44)	(27.2)%
Depreciation and amortization	419	252	167	66.3%
Impairment charge	—	801	(801)	(100.0)%
Total Operating Expenses	1,175	1,911	(736)	(38.5)%
Operating Income (Loss)	103	(430)	533	(124.0)%
Gain on sale of assets, net	—	13	(13)	(100.0)%
Interest expense, net	196	227	(31)	(13.7)%
(Loss) Before Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(93)	(644)	551	(85.6)%
Gains on early extinguishment of debt	140	—	140	NM
Income (Loss) Before Provision (Benefit) for Income Taxes	47	(644)	691	(107.3)%
Provision (benefit) for income taxes	6	(125)	131	(104.8)%
Net Income (Loss)	$41	$(519)	$560	(107.9)%

Operating Revenue
Operating revenue of $1,278 million for the year ended December 31, 2012 decreased $203 million, or 13.7%, compared to $1,481 million for the year ended December 31, 2011. This decrease was primarily due to reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $1,175 million for the year ended December 31, 2012 decreased $736 million, or 38.5%, compared to $1,911 million for the year ended December 31, 2011. This decrease was primarily attributable to a non-cash impairment charge of $801 million related to the write down of goodwill, recorded in 2011, a restructuring charge of $25 million recorded in 2011, as well as additional expense reductions in 2012 described below. These reductions were partially offset by higher amortization expense of $163 million associated with the change in the estimated remaining lives of intangible assets in 2012 compared to 2011 and merger transaction costs of $12 million associated with the merger of Dex One and SuperMedia.
Selling. Selling expense of $280 million for the year ended December 31, 2012 decreased $53 million, or 15.9%, compared to $333 million for the year ended December 31, 2011. This decrease resulted primarily from lower employee related costs, reduced national advertising, lower sales commissions, reduced contract services costs and lower facility costs.
Cost of Service. Cost of service expense of $358 million for the year ended December 31, 2012 decreased $5 million, or 1.4%, compared to $363 million for the year ended December 31, 2011. This decrease was primarily due to lower printing and distribution costs as a result of lower volumes, and lower employee related costs, partially offset by increased Internet traffic and digital costs.
General and Administrative. General and administrative expense of $118 million for the year ended December 31, 2012 decreased $44 million, or 27.2%, compared to $162 million for the year ended December 31, 2011. This decrease was primarily due to restructuring charges of $25 million recorded for the year ended December 31, 2011. The restructuring charges were associated with activities implemented to reduce operating expenses, including headcount reductions, consolidation of responsibilities and vacating certain of its leased facilities. No restructuring charges were recorded for the year ended December 31, 2012. Additional decreases included reduced bad debt expense, lower employee related costs and reduced contract services costs. These decreases were partially offset by severance costs recorded in 2012 and merger transaction costs of $12 million incurred for the year ended December 31, 2012, while no merger transaction costs were incurred for the year ended December 31, 2011. Bad debt expense of $33 million for the year ended December 31, 2012 decreased by $19 million, or 36.5%, compared to $52 million for the year ended December 31, 2011. Bad debt expense as a percent of total operating revenue was 2.6% for the year ended December 31, 2012, compared to 3.5% for the year ended December 31, 2011.
Depreciation and Amortization. Depreciation and amortization expense of $419 million for the year ended December 31, 2012 increased $167 million, or 66.3%, compared to $252 million for the year ended December 31, 2011. An increase in amortization expense of intangible assets of $163 million was driven by the impact of higher amortization expense associated with the change in the estimated remaining lives of intangible assets in 2012 compared to 2011, and higher amortization expense associated with capitalized software.
Impairment charge. No impairment charges were recorded for the year ended December 31, 2012. For the year ended December 31, 2011, we recorded a non-cash impairment charge of $801 million related to the write down of goodwill.

Gain on Sale of Assets, Net

During 2011, we completed the sale of substantially all of the net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13 million during the year ended December 31, 2011.

Interest Expense
Interest expense, net of interest income, of $196 million for the year ended December 31, 2012 decreased $31 million, or 13.7%, compared to $227 million for the year ended December 31, 2011. The decrease in interest expense was primarily due to lower outstanding debt obligations. This decrease was somewhat offset by the impacts of non-cash interest expense. Interest expense for the year ended December 31, 2012 includes $40 million of non-cash interest expense compared to $25 million for the year ended December 31, 2011. This non-cash interest expense primarily represents the amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.

Gains on Early Extinguishment of Debt
The Company recorded non-taxable gains of $140 million related to the early extinguishment of a portion of our senior secured credit facilities for the year ended December 31, 2012. On March 23, 2012, the Company repurchased and retired debt of $142 million utilizing cash of $70 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). Additionally, on April 19, 2012, the Company repurchased and retired debt of $98 million of its senior subordinated notes utilizing cash of $26 million. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees).
No gains on early extinguishment of debt were recorded in 2011.

Provision (Benefit) for Income Taxes

The Company recorded a provision (benefit) for income taxes of $6 million for the year ended December 31, 2012, compared to a provision (benefit) of ($125) million for the year ended December 31, 2011. For the year ended December 31, 2012, the effective tax rate of 12.8% differs from the federal statutory rate primarily due to changes in recorded valuation allowances, changes in certain deferred tax liabilities, the impact of non-deductible component of interest expense related to our debt obligations, and the impact of state income taxes.

The annual effective tax rate of 19.4% for the year ended December 31, 2011 differed from the statutory rate primarily due to the non-deductible component of the goodwill impairment charge, changes in recorded valuation allowances, changes in certain deferred tax liabilities, and the impact of state income taxes.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow generated by operations. The Company's ability to meet its debt service requirements is dependent on its ability to generate sufficient cash flows from operations. The primary source of cash flows are cash collections related to the sale of our advertising services. This cash flow stream can be impacted by, among other factors, general economic conditions, the decline in the use of our print products and increased competition in our markets.

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia, on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated loan agreements for each of Dex Media East, Inc. (“DME”), Dex Media West, Inc. (“DMW”) and R.H. Donnelley Inc. (“RHD”) (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.  The administrative agents and financial institutions were the administrative agents and the lenders under Dex One's and SuperMedia's pre-existing senior secured credit facilities. Please refer to the Dex One Annual Report on Form 10-K and the SuperMedia Annual Report on Form 10-K for the year ended December 31, 2012 for detailed information regarding the terms and conditions of Dex One and SuperMedia debt obligations prior to the merger.

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

RHD Senior Secured Credit Facility

The RHD senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at RHD's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted LIBOR plus 1.00%, plus an interest rate margin of 5.75%, or

•
 With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 6.75%. RHD may elect interest periods of one, two, three or six months for Eurodollar borrowings.

DME Senior Secured Credit Facility

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ended March 31, 2013 and September 30, 2013, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $16 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017.

Principal Payment Terms for Senior Secured Credit Facilities

The Company has mandatory debt principal payments due after each quarter prior to the December 31, 2016 maturity date on its outstanding senior secured credit facilities. RHD, DME and DMW are required to pay scheduled amortization payments, plus additional prepayments at par equal to each borrower's respective Excess Cash Flow ("ECF"), multiplied by the applicable ECF Sweep Percentage as defined in the respective senior secured credit facility (60% for RHD, 50% for DMW, and 70% in 2013 and 2014 and 60% in 2015 and 2016 for DME). SuperMedia is required to make prepayments at par in an amount equal to 67.5% of any increase in Available Cash, as defined in its senior secured credit facility.

In addition to these principal payments, the Company may on one or more occasions use another portion of the increase in ECF or Available Cash, as applicable, to repurchase debt at market prices ("Voluntary Prepayments") at a discount of face value, as defined in the respective senior secured credit facility (12.5% for SuperMedia, 20% for RHD, 30% for DMW, and 15% in 2013 and 2014 and 20% in 2015 and 2016 for DME) as determined following the end of each quarter. These Voluntary Prepayments must be made within 180 days after the date on which financial statements are delivered to the administrative agents. If a borrower does not make such Voluntary Prepayments within the 180 day period, the Company must make a prepayment at par at the end of the quarter during which such 180 day period expires.
Any remaining portion of ECF or Available Cash, may be used at the Company's discretion, subject to certain restrictions specified in each senior secured credit facility agreement.

Future Principal Payments

Future principal payments on debt obligations are as follows.

	Years Ended December 31,
	2014	2015	2016	2017
	(in millions)
Future principal payments	$153	$111	$2,463	$236

The amounts shown in the table above represent the required amortization payments for RHD, DME and DMW for the years 2014 and 2015 and any unpaid sweep obligations from 2013. No estimate has been made for future sweep obligations for these periods as these payments cannot be reasonably estimated. Payments in 2016 include the remaining principal payments upon maturity of the senior secured credit facilities. Payments in 2017 represent the payment of the senior subordinated notes upon their maturity based on the 2013 principal amount due. All principal amounts in the table reflect the face value of the debt instruments.

2013 and 2012 Principal Payments

During the year ended December 31, 2013, the Company retired debt obligations of $541 million, under its senior secured credit facilities utilizing cash of $505 million. The Company made mandatory and optional principal payments, at par, of $404 million. In addition, on November 25, 2013 the Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $9 million ($36 million gain offset by a $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments). These debt retirements were partially offset by the issuance of additional PIK notes of $16 million, on the Company's senior subordinated notes.

During the year ended December 31, 2012, the Company retired debt obligations of $545 million, under its senior secured credit facilities utilizing cash of $401 million. The Company made mandatory and optional principal payments, at par, of $305 million. In addition, on March 23, 2012, the Company repurchased and retired debt of $142 million utilizing cash of $70 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). Additionally, on April 19, 2012, the Company repurchased and retired debt of $98 million of its senior subordinated notes utilizing cash of $26 million. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees). These debt retirements were partially offset by the issuance of additional PIK notes of $18 million, on the Company's senior subordinated notes.

Debt Covenants

Each of the senior secured credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower's incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations.  Each borrower is required to maintain compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant. Each of the senior secured credit facilities also contain certain covenants that, subject to exceptions, limit or restrict Dex Media's incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the senior subordinated notes.

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

As of December 31, 2013, the Company was in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, interest debt service requirements and other cash needs in 2014. The Company anticipates being able to comply with all debt covenants throughout 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth a summary of our cash flows for the years ended December 31, 2013 and 2012.

	2013	2012	Change
Cash Flows Provided By (Used In):	(in millions)
Operating activities	$360	$349	$11
Investing activities	130	(23)	153
Financing activities	(506)	(412)	(94)
(Decrease) In Cash and Cash Equivalents	$(16)	$(86)	$70

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $360 million for the year ended December 31, 2013 increased $11 million, compared to $349 million for the year ended December 31, 2012. As a result of the merger with SuperMedia effective April 30, 2013, the May 1, through December 31, 2013 net cash provided by operating activities from SuperMedia of $154 million (excluding the cash impact of merger transaction and merger integration costs) have been included in our net cash provided by operating activities for the year ended December 31, 2013, of which none was included for the same period in 2012. Additionally, lower operating expenditures, lower interest payments on debt obligations and lower cash contributions to the Company's qualified pension plans had a favorable impact on operating cash flows when comparing 2013 to 2012. These favorable items were offset by lower cash collections associated with lower revenue and increased merger transaction and merger integration costs associated with the merger of Dex One and SuperMedia. For the year ended December 31, 2013, the Company made cash payments for merger transaction costs of $22 million compared to $9 million in 2012. The Company made cash payments for merger integration costs of $47 million in 2013.

Net cash provided by investing activities of $130 million for the year ended December 31, 2013, increased $153 million, compared to net cash used in investing activities of $23 million for the year ended December 31, 2012. This increase was driven by $154 million of cash acquired in the acquisition of SuperMedia on April 30, 2013. The Company incurred $24 million in capital expenditures, including capitalized software for the year ended December 31, 2013, compared to $23 million for the year ended December 31, 2012.

Net cash used in financing activities of $506 million for the year ended December 31, 2013 increased $94 million compared to $412 million for the year ended December 31, 2012. Net cash used in financing activities for the year ended December 31, 2013 and 2012 primarily represents the repayment of debt principal. Other financing activities in 2012 included $8 million of merger transaction costs associated with debt issuance costs.

During the year ended December 31, 2013, the Company retired debt obligations of $541 million, under its senior secured credit facilities utilizing cash of $505 million. The Company made mandatory and optional principal payments, at par, of $404 million. In addition, on November 25, 2013 the Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $9 million ($36 million gain offset by a $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments).

During the year ended December 31, 2012, the Company retired debt obligations of $545 million, under its senior secured credit facilities utilizing cash of $401 million. The Company made mandatory and optional principal payments, at par, of $305 million. In addition, on March 23, 2012, the Company repurchased and retired debt of $142 million utilizing cash of $70 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). Additionally, on April 19, 2012, the Company repurchased and retired debt of $98 million of its senior subordinated notes utilizing cash of $26 million. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees).

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following table sets forth a summary of our cash flows for the years ended December 31, 2012 and 2011.

	2012	2011	Change
Cash Flows Provided By (Used In):	(in millions)
Operating activities	$349	$413	$(64)
Investing activities	(23)	(12)	(11)
Financing activities	(412)	(271)	(141)
Increase (Decrease) In Cash and Cash Equivalents	$(86)	$130	$(216)
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $349 million for the year ended December 31, 2012 decreased $64 million, compared to $413 million for the year ended December 31, 2011. The decline in cash from operating activities was primarily driven by lower cash collections associated with lower revenue and cash payments in 2012 associated with merger transaction costs of $9 million related to the merger of Dex One and SuperMedia. These declines in cash from operating activities were partially offset by reduced operating expenditures, lower interest payments on debt obligations and lower cash contributions to the Company's qualified pension plan.

Net cash used in investing activities of $23 million for the year ended December 31, 2012, increased $11 million, compared to $12 million for the year ended December 31, 2011. This increase in cash used in investing activities was primarily driven by cash proceeds received of $16 million from the sale of substantially all net assets of Business.com for the year ended December 31, 2011, partially offset by a decrease of $5 million in capitalized expenditures for the year ended December 31, 2012 compared to the year ended December 31, 2011. The Company incurred $23 million in capital expenditures, including capitalized software for the year ended December 31, 2013, compared to $28 million for the year ended December 31, 2012.

Net cash used in financing activities of $412 million for the year ended December 31, 2012 increased $141 million compared to $271 million for the year ended December 31, 2011. Net cash used in financing activities for the year ended December 31, 2012 and 2011 primarily represents the repayment of debt principal. Other financing activities in 2012 included $8 million of merger transaction costs associated with debt issuance costs.

During the year ended December 31, 2012, the Company retired debt obligations of $545 million, under its senior secured credit facilities utilizing cash of $401 million. The Company made mandatory and optional principal payments, at par, of $305 million. In addition, on March 23, 2012, the Company repurchased and retired debt of $142 million utilizing cash of $70 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). Additionally, on April 19, 2012, the Company repurchased and retired debt of $98 million of its senior subordinated notes utilizing cash of $26 million. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees).

During the year ended December 31, 2011, the Company made mandatory and optional principal payments, at par, of $255 million, under its senior secured credit facilities.

Contractual Obligations
Our contractual obligations as of December 31, 2013, are summarized below.

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on debt obligations (1)	$2,963	$153	$2,574	$236	$—
Operating lease obligations (2)	74	24	33	17	—
Purchase obligations (3)	24	12	11	1	—
Pension and other post-employment benefit obligations (4)	19	11	1	2	5
Total	$3,080	$200	$2,619	$256	$5

(1)
The Company has mandatory debt principal payments due after each quarter prior to the December 31, 2016 maturity date on its outstanding senior secured credit facilities. Principal payment on debt obligations reflected in the table, are the required amortization payments for RHD, DME and DMW and any unpaid sweep obligations related to results through December 31, 2013. However, no estimates have been made for future sweep obligations as payments in future years cannot be reasonably estimated. RHD, DME and DMW are required to pay scheduled amortization payments, plus additional prepayments at par equal to the respective Excess Cash Flow ("ECF"), multiplied by the applicable ECF Sweep Percentage as defined in the respective senior secured credit facility (60% for RHD, 50% for DMW, and 70% in 2014 and 60% in 2015 and 2016 for DME). SuperMedia is required to make prepayments at par in an amount equal to 67.5% of any increase in Available Cash, as defined in its senior secured credit facility. The unpaid principal amounts due at the maturity of the instruments are reflected in the period that they mature. All principal payments included in the table reflect the face value of the debt instruments. Due to the uncertainty of the amount of the principal payments related to future sweep payments, interest payments in future years cannot be reasonably estimated. For additional information on debt obligations, see Note 8 to our consolidated financial statements included in this report.

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

(3)
We are obligated to pay an outsource service provider approximately $30 million over the years 2012 through 2017 for data center / server assessment, migration and ongoing management and administration services. As of December 31, 2013, approximately $19 million remains outstanding under this obligation. We are also obligated to pay another outsource service provider approximately $22 million over the years 2012 through 2015 for software licensing and related services. As of December 31, 2013, approximately $3 million remains outstanding under this obligation.

(4)
The amounts in the table set forth above include the estimated contributions to qualified pension plans in 2014 and expected future benefit payments for health care and life ("OPEB"). As a result of the acquisition of SuperMedia, the Company has an obligation to provide OPEB to certain employees of SuperMedia. The Company's OPEB includes post-employment health care and life insurance plans for select collectively-bargained retirees and their dependents and include a limit on the Company's share of cost for recent and future retirees.

Critical Accounting Policies

The following is a summary of the critical accounting policies.

Revenue Recognition
Revenue is earned from the sale of advertising. We are not generally affected by seasonality given our revenue is largely recognized on a straight-line basis over twelve month contract periods.
The sale of advertising in print directories is the primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory which is typically twelve months, using the deferral and amortization method of accounting, with revenue recognition commencing in the month of publication.

Revenue derived from digital advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertising is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a "click" or “action” on their digital advertising or a phone call to their business. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred or over the service period of the arrangement, as applicable.

We also offer multiple-deliverable revenue arrangements with our customers that may include a combination of our print or digital marketing solutions. The timing of delivery or fulfillment of our marketing solutions in a multiple-deliverable arrangement may differ, whereby the fulfillment of a digital marketing solutions precedes delivery of our print marketing solutions due to the length of time required to produce the final print product. In addition, multiple print directories included in a multiple-deliverable arrangement may be published at different times throughout the year. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery or fulfillment of other marketing solutions included in a multiple-deliverable arrangement.

We evaluate each deliverable in a multiple-deliverable revenue arrangement to determine whether they represent separate units of accounting using the following criteria:

•	The delivered item(s) has value to the customer on a stand-alone basis; and

•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

All of our print and digital marketing solutions qualify as separate units of accounting since they are sold on a stand-alone basis and we allocate multiple-deliverable arrangement consideration to each deliverable based on its relative selling price, which is determined using vendor specific objective evidence (“VSOE”). Our sales contracts generally do not include any provisions for cancellation, termination, right of return or refunds that would significantly impact recognized revenue.

The objective of VSOE is to determine the price at which a company would transact a sale if the product or service were sold on a stand-alone basis. In determining VSOE, we require that a substantial majority of our selling prices are consistent with our normal pricing and discounting policies, which have been established by management having relevant authority, for the specific marketing solution when sold on a stand-alone basis. In determining relative selling prices of our marketing solutions sold on a stand-alone basis, we consider, among other things, (1) the geographies in which our marketing solutions are sold, (2) economic factors, (3) local business conditions, (4) competition in our markets, (5) advertiser and consumer behavior and classifications, (6) gross margin objectives and (7) historical pricing practices. There have been no changes to our selling prices or methods used to determine VSOE that had a significant effect on the allocation of total arrangement consideration during the year ended December 31, 2013. However, we may modify our pricing and discounting policies in the future, which could result in changes in selling prices, the methodology used to determine VSOE or use of another method in the selling price hierarchy to allocate arrangement consideration.

Expense Recognition

Costs directly attributable to producing directories are amortized over the life of the directories, which is usually twelve months, under the deferral and amortization method of accounting. Direct costs include paper, printing, initial distribution and sales commissions. All other costs are recognized as incurred.

Accounts Receivable

At December 31, 2013, the Company’s consolidated balance sheet has accounts receivables of $218 million, which is net of an allowance for doubtful accounts of $26 million, and includes unbilled receivables of $26 million. Unbilled receivables represent amounts that are not billable at the balance sheet date but are billed over the remaining life of the clients’ advertising contracts.

Receivables are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history, and an estimate of uncollectible accounts. Judgment is exercised in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

Goodwill and Intangible Assets

The Company has goodwill of $315 million and intangible assets of $1,381 million on the consolidated balance sheet as of December 31, 2013.

Goodwill
In accordance with GAAP, impairment testing for goodwill is to be performed at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. The Company has four reporting units, RHD, DME, DMW and SuperMedia, however, only the SuperMedia reporting unit has goodwill associated with it. Step one compares the fair value of the reporting unit to its carrying value. In performing step one of the impairment test, the Company estimated the fair value of the reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the Company. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

The Company performed its annual impairment test of goodwill as of October 1, 2013 on the SuperMedia reporting unit. Based on that analysis, it was determined that the carrying value of the SuperMedia reporting unit including goodwill exceeded the fair value of the SuperMedia reporting unit, requiring the Company to perform step two of the goodwill impairment test to determine the amount of impairment loss, if any. This test resulted in a goodwill impairment of $74 million ($73 after-tax), which was recognized in the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2013.

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria. All of the Company’s intangible assets are classified as definite-lived intangible assets. Intangible assets have been recorded to each of our four reporting units. The Company reviews its definite-lived intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. Our intangible assets are amortized using the income forecast method over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The recoverability analysis includes estimates of future cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the definite-lived intangible asset. An impairment loss is measured as the amount by which the carrying amount of the definite-lived intangible asset exceeds its fair value. The Company evaluated its definite-lived intangible assets based on current economic and business indicators and determined there were indicators of impairment as of October 1, 2013. As a result, the Company recorded an impairment of $384 million.
The Company’s intangible assets and their estimated useful lives are presented in the table below.

Estimated Useful Lives
Directory service agreements	5 years
Client relationships	3 years
Trademarks and domain names	5 years
Patented technologies	4 years
Advertising commitment	3 years

For additional information related to goodwill and intangible assets, see Note 3 to our consolidated financial statements included in this report.

Pension and Other Post-Employment Benefits

The Company provides pension and other post-employment benefits to certain of its employees. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other post-employment benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets and healthcare cost trends. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost.

The Company's pension plans are non-contributory defined benefit pension plans. The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan; and, in conjunction with the merger with SuperMedia, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets related to the Company's qualified pension plans, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements. Participants in the management pension plans no longer earn additional pension benefits. Certain participants in the Company’s collective bargaining units no longer earn additional pension benefits.

As a result of the acquisition of SuperMedia, the Company has an obligation to provide other post-employment benefits to certain employees of SuperMedia. The Company's current obligation includes post-employment health care and life insurance plans for certain collectively-bargained retirees and their dependents and include a limit on the Company's share of cost for recent and future retirees.

For additional information related to pension and other post-employment benefits, see Note 10 to our consolidated financial statements included in this report.

Income Taxes
We account for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”).
Deferred tax assets or liabilities are recorded to reflect the expected future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year end. These amounts are adjusted as appropriate to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. A valuation allowance is established to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. For additional information regarding our (provision) benefit for income taxes, see Note 12 to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” (“ASU 2013-02”), which amends ASC 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Earlier application is permitted. The Company is currently assessing the impact ASU 2013-11 will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to various types of market risk in the normal course of business. In particular, we are subject to interest rate variability primarily associated with borrowings under our credit facilities.

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $3 million for the year ended December 31, 2013. For additional information related to the Company's debt obligation and interest rates, see "Liquidity and Capital Resources" in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dex Media, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Dex Media, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dex Media, Inc. and subsidiaries at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dex Media, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 14, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Dex Media, Inc:
We have audited the accompanying consolidated balance sheet of Dex One Corporation and subsidiaries (the Company) as of December 31, 2012 and the related consolidated statements of comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for each of the years in the two year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dex One Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that Dex One Corporation and subsidiaries will continue as a going concern. As discussed in note 1 to the consolidated financial statements, Dex One Corporation and subsidiaries voluntarily filed for Chapter 11 Bankruptcy on March 18, 2013, has a highly leveraged capital structure and has experienced decline in operating results and cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP

Raleigh, North Carolina
March 18, 2013

Dex Media, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions, except per share data)	2013	2012	2011

Operating Revenue	$1,444	$1,278	$1,481

Operating Expenses
Selling	383	280	333
Cost of service (exclusive of depreciation and amortization)	479	358	363
General and administrative	209	118	162
Depreciation and amortization	765	419	252
Impairment charge	458	—	801
Total Operating Expenses	2,294	1,175	1,911
Operating Income (Loss)	(850)	103	(430)
Gain on sale of assets, net	—	—	13
Interest expense, net	316	196	227
(Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(1,166)	(93)	(644)
Reorganization items	38	—	—
Gains on early extinguishment of debt	9	140	—
Income (Loss) Before Provision (Benefit) for Income Taxes	(1,195)	47	(644)
Provision (benefit) for income taxes	(376)	6	(125)
Net Income (Loss)	(819)	41	(519)

Other Comprehensive Income (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	10	(16)	(22)
Comprehensive Income (Loss)	(809)	25	(541)

Basic and diluted earnings (loss) per common share	$(54.89)	$4.09	$(51.75)
Basic and diluted weighted average common shares outstanding	14.9	10.1	10.0

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2013	2012

Assets
Current Assets
Cash and cash equivalents	$156	$172
Accounts receivable, net of allowances of $26 and $20	218	99
Deferred directory costs	183	100
Deferred tax assets	9	45
Prepaid expenses and other	27	37
Assets held for sale	16	—
Total current assets	609	453
Fixed assets and capitalized software, net	106	105
Goodwill	315	—
Intangible assets, net	1,381	1,833
Pension assets	41	—
Other non‑current assets	12	20
Total Assets	$2,464	$2,411

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$154	$2,010
Accounts payable and accrued liabilities	166	95
Accrued interest	20	19
Deferred revenue	126	122
Total current liabilities	466	2,246
Long-term debt	2,521	—
Employee benefit obligations	132	78
Deferred tax liabilities	28	59
Unrecognized tax benefits	19	6
Other liabilities	1	2

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,601,520 shares at December 31, 2013 and 10,176,988 shares at December 31, 2012	—	—
Additional paid-in capital	1,551	1,465
Retained (deficit)	(2,220)	(1,401)
Accumulated other comprehensive (loss)	(34)	(44)
Total shareholders' equity (deficit)	(703)	20
Total Liabilities and Shareholders' Equity (Deficit)	$2,464	$2,411

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity (Deficit)

(in millions)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Income) Loss	Total Shareholders’ Equity (Deficit)

Balance, December 31, 2010	$—	$1,455	$(923)	$(6)	$526
Net (loss)	—	—	(519)	—	(519)
Issuance of equity based awards	—	5	—	—	5
Other comprehensive income (loss), net of tax	—	—	—	(22)	(22)
Balance, December 31, 2011	—	1,460	(1,442)	(28)	(10)
Net income	—	—	41	—	41
Issuance of equity based awards	—	5	—	—	5
Other comprehensive income (loss), net of tax	—	—	—	(16)	(16)
Balance, December 31, 2012	—	1,465	(1,401)	(44)	20
Acquisition of SuperMedia	—	82	—	—	82
Net (loss)	—	—	(819)	—	(819)
Issuance of equity based awards	—	4	—	—	4
Other comprehensive income (loss), net of tax	—	—	—	10	10
Balance, December 31, 2013	$—	$1,551	$(2,220)	$(34)	$(703)

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2013	2012	2011

Cash Flows from Operating Activities
Net income (loss)	$(819)	$41	$(519)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	765	419	252
Provision for deferred income taxes	(351)	6	(109)
Provision for unrecognized tax benefits	(32)	—	(23)
Provision for bad debts	23	33	52
Non-cash interest expense	69	40	25
Stock-based compensation expense	4	5	5
Impairment charge	458	—	801
Employee retiree benefits	(3)	2	—
Gains on early extinguishment of debt	(9)	(140)	—
Gain on sale of assets	—	—	(13)
Non-cash reorganization items	32	—	—
Changes in assets and liabilities:
Accounts receivable	291	(11)	(50)
Deferred directory costs	(46)	33	10
Other current assets	11	15	31
Accounts payable and accrued liabilities	(35)	(80)	(38)
Other items, net	2	(14)	(11)
Net cash provided by operating activities	360	349	413

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(24)	(23)	(28)
Cash acquired in acquisition and other	154	—	16
Net cash provided by (used in) investing activities	130	(23)	(12)

Cash Flows from Financing Activities
Debt repayments	(505)	(401)	(255)
Debt issuance costs and other financing items, net	(1)	(11)	(16)
Net cash (used in) financing activities	(506)	(412)	(271)

Increase (decrease) in cash and cash equivalents	(16)	(86)	130
Cash and cash equivalents, beginning of year	172	258	128
Cash and cash equivalents, end of year	$156	$172	$258
Supplemental Information
Cash interest on debt	$254	$165	$204
Cash income taxes, net	$14	$2	$11

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Description of Business and Summary of Significant Accounting Policies

General

Dex Media, Inc. (“Dex Media”, “we”, “our”, or the “Company”) is a leading provider of local marketing solutions to more than 580,000 business clients across the United States. Our more than 2,000 marketing consultants work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.

Our local marketing solutions are primarily sold under various “Dex” and “Super” brands, including print yellow page directories, online local search engine websites, mobile local search applications, and placement of our client's information and advertisements on major search engine websites, with which we are affiliated. Our local marketing solutions also include website development, search engine optimization, market analysis, video development and promotion, reputation management, social media marketing, and tracking/reporting of customer leads.

Our print yellow page directories are co-branded with various local telephone service providers; including Verizon Communications Inc., AT&T Corp., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.

In 2013, we published more than 1,700 distinct directory titles in 43 states and distributed approximately 114 million directories to businesses and residences in the United States. In 2013, our top ten directories, as measured by revenue, accounted for approximately 6% of our revenue and no single directory accounted for more than 1% of our revenue.

Dex Media was created as a result of the merger between Dex One Corporation (“Dex One”) and SuperMedia Inc. (“SuperMedia”) on April 30, 2013. Dex One was the acquiring company.

Dex One became the successor registrant to R.H. Donnelley Corporation ("RHDC") upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11” or the "Bankruptcy Code") on January 29, 2010 (the “2010 Effective Date”) and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. See Dex One's Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on matters associated with these Chapter 11 proceedings. On the 2010 Effective Date and in connection with Dex One's emergence from Chapter 11, RHDC was renamed Dex One Corporation.

RHDC was formed on February 6, 1973 as a Delaware corporation. In November 1996, RHDC, then known as The Dun & Bradstreet Corporation, separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: RHDC (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. In January 2003, RHDC acquired the directory business of Sprint Nextel Corporation (formerly known as Sprint Corporation). In September 2004, RHDC completed the acquisition of the directory publishing business of AT&T, Inc. (formerly known as SBC Communications, Inc.) in Illinois and Northwest Indiana, including AT&T's interest in the DonTech II Partnership ("DonTech"), a 50/50 general partnership between RHDC and AT&T. In January 2006, RHDC acquired the exclusive publisher of the directories for Qwest Communications International Inc. ("Qwest") where Qwest was the primary local telephone service provider.

SuperMedia became the successor company to Idearc, Inc. upon emergence from Chapter 11 bankruptcy proceedings on December 31, 2009. Idearc Inc. was created in November 2006 when Verizon Communications Inc. ("Verizon") spun-off its domestic directory business. See SuperMedia's Annual Report on Form 10-K for the year ended December 31, 2009 for detailed information on matters associated with these Chapter 11 proceedings.

Merger and Related Bankruptcy Filing of Dex One and SuperMedia

Merger Agreement

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (1) Dex One would merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and subsequently, each share of Dex One common stock would convert into 0.2 shares of common stock of Newdex and (2) immediately following consummation of the Dex Merger, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity and become a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”) with each share of SuperMedia common stock converting into 0.4386 shares of common stock of Newdex. As a result of the Mergers, Newdex, as successor to Dex One, was renamed Dex Media, Inc. and became a newly listed company.
On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which upheld the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Mergers from its shareholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders to consummate the transactions on an out-of-court basis, the Mergers may be effected through voluntary pre-packaged plans of reorganization under a Chapter 11 bankruptcy proceeding. Because neither Dex One nor SuperMedia were able to obtain the requisite unanimous consents to the contemplated amendments to their respective financing agreements to effectuate the Mergers out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013.
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
On April 29, 2013, the Bankruptcy Court held a hearing and entered separate orders confirming the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia; (1) consummated the Mergers and other transactions contemplated by the Amended and Restated Merger Agreement, including (a) the amendment and restatement of SuperMedia's senior secured credit facility, (b) the Dex Merger, (c) the SuperMedia Merger, and (d) the amendment and restatement of the credit facilities of R.H. Donnelley Inc., Dex Media West, Inc., and Dex Media East, Inc.; (2) otherwise effected the transactions contemplated by the Prepackaged Plans; and (3) emerged from Chapter 11 protection. On April 30, 2013, the Company emerged from bankruptcy.
Effective with the emergence from bankruptcy, the Mergers were consummated on April 30, 2013.
Subsequent to the Dex Merger, Dex One shareholders received 0.2 shares of Dex Media common stock for each share of Dex One common stock that they owned, which reflects a 1-for-5 reverse stock split of Dex One common stock. As a result of the reverse stock split of Dex One common stock, all outstanding common stock, and per share amounts contained in the financial statements and related notes have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effective April 30, 2013. Subsequent to the SuperMedia Merger, SuperMedia shareholders received 0.4386 shares of Dex Media common stock for each share of SuperMedia common stock that they owned.

Correction of an Error in Prior Periods
In the fourth quarter of 2013, the Company corrected an error in the application of generally accepted accounting principles ("GAAP") that was immaterial to all affected prior periods and was associated with the timing of revenue recognition in prior periods for one of its service offerings, Dex Guaranteed Actions (“DGA”). The prior periods affected were from January 1, 2012 through September 30, 2013.
The DGA service was first introduced in the latter half of 2011. It offers our clients a specified number of guaranteed actions (or leads) during their contract period, which is generally twelve months. These actions include phone calls and e-mails from consumers that originate from placement of our clients’ advertising in our print directories and websites, as well as profile views and clicks through to our clients’ websites from placement of their information and advertisements on our Company’s local search websites and on major search engine websites with which the Company is affiliated.
With the introduction of the DGA service in the latter half of 2011, the number of clients and associated revenue in 2011 was not significant. By the end of 2012, the Company had sold DGA to over 9,000 clients and, by the end of 2013, we had over 13,000 DGA clients, which represents less than 2.5% of our total 580,000 clients at December 31, 2013.
The Company recognized revenue for DGA as the guaranteed actions were delivered, but would provide service over the entire contract period, even if the guaranteed actions had been delivered before the end of the contract term. The Company now believes that the application of GAAP was in error, as Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” requires that service revenue, such as DGA, be recognized on a straight-line basis over the service period, unless evidence suggests that obligations are fulfilled in a different manner. For any one month, DGA revenue should have been recognized at the lesser of the cumulative value of delivered guaranteed actions or the cumulative value of straight-line revenue.
The correction of the error relates to financial statements previously filed by Dex One in its 2012 Form 10-Q's, its 2012 Annual Report on Form 10-K and its Form 10-Q for the first quarter of 2013; and, following the merger, by Dex Media in its Form 10-Q’s for the second and third quarters of 2013.
In evaluating whether the previously issued financial statements were materially misstated, the Company followed the guidance of Accounting Standards Codification ("ASC") 250, “Accounting Changes and Error Corrections" (“ASC 250”), SAB Topic 1.M, “Assessing Materiality,” and SAB Topic 1.N,“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company concluded that the error was not material to the affected prior periods and that the previously issued financial statements can continue to be relied upon. However, correction of the entire cumulative error in the fourth quarter of 2013 would be material to that quarter's stand-alone results and would impact comparisons to prior quarters. As such, the Company has corrected this error by revising the 2012 and 2013 financial statements and information as they appear throughout this Form 10-K, including, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.
Following are the financial statement line items that were affected by the correction of the error in 2012.

	Year Ended December 31, 2012
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$1,300	$(22)	$1,278
Operating income (loss)	125	(22)	103
Provision (benefit) for income taxes	7	(1)	6
Net income (loss)	62	(21)	41
Comprehensive income (loss)	46	(21)	25
Basic and diluted earnings (loss) per common share	6.16	(2.08)	4.09

	December 31, 2012
Consolidated Balance Sheet	As Reported	Correction	As Revised
	(in millions)
Accounts receivable, net	$120	$(21)	$99
Deferred tax assets	39	6	45
Total current assets	468	(15)	453
Total assets	2,426	(15)	2,411
Deferred revenue	121	1	122
Total current liabilities	2,245	1	2,246
Deferred tax liabilities	54	5	59
Retained (deficit)	(1,380)	(21)	(1,401)
Total shareholders' equity (deficit)	41	(21)	20
Total liabilities and shareholders' equity (deficit)	2,426	(15)	2,411

	Year Ended December 31, 2012
Consolidated Statement of Cash Flows	As Reported	Correction	As Revised
	(in millions)
Net income (loss)	$62	$(21)	$41
Provision for deferred income taxes	7	(1)	6
Change in accounts payable and accrued liabilities	(102)	22	(80)
Net cash provided by operating activities	349	—	349
There was no impact to the total cash flows from operating, investing or financing activities.

Summary of Significant Accounting Policies
Basis of Presentation
The Company prepares its financial statements in accordance with GAAP. The consolidated financial statements include the financial statements of Dex Media and its wholly owned subsidiaries. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. All inter-company accounts and transactions have been eliminated. The Company is managed as a single business segment.

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, ASC 852 “Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process have been classified as reorganization items on the Company's consolidated statements of comprehensive income (loss).

The Company accounted for the business combination of Dex One and SuperMedia creating Dex Media, using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” (“ASC 805”). For additional information regarding the merger and acquisition accounting, see Note 2.
Financial Statement Presentation

Certain prior period amounts on our consolidated financial statements have been reclassified to conform to current year presentation.

Dex Media presented its deferred revenue and associated unbilled receivables on a net basis on its consolidated balance sheet beginning June 30, 2013. Deferred revenue on the consolidated balance sheet represents revenue yet to be recognized for those clients who have prepaid their account or have been billed in advance. We recognize revenue from print directory advertising ratably over the life of each directory, which is typically twelve months, using the amortization method, with revenue recognition commencing in the month of publication. In the month of publication, equal offsetting amounts are recorded to deferred revenue and unbilled receivables for the full annual contract value. Each month, as our clients are billed, we reduce deferred revenue and unbilled receivables by equal amounts as revenue is recognized on the consolidated statement of comprehensive income (loss) and billed receivables are recognized on the consolidated balance sheet. The net total of deferred revenue and unbilled receivables for all clients results in a net deferred revenue position as some clients prepay their account or are billed in advance. Our December 31, 2012 consolidated balance sheet has been adjusted to reflect deferred revenue and associated unbilled receivables on a net basis.

Certain expense line items on the consolidated statements of comprehensive income (loss) have been reclassified for 2012 and 2011 to conform to the current year presentation. Total expenses remain unchanged. The following tables show the reclassifications by expense line item.

	Year Ended December 31, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$345	$(65)	$280
Cost of service	284	74	358
General & administrative	127	(9)	118
Total	$756	$—	$756

	Year Ended December 31, 2011
	As Previously Reported	Reclassifications	As Currently Reported
	(in millions)
Selling	$427	$(94)	$333
Cost of service	287	76	363
General & administrative	144	18	162
Total	$858	$—	$858
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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, goodwill, intangible assets and other long-lived assets, pension and post-employment benefit assumptions.

Revenue Recognition
Revenue is earned from the sale of advertising. We are not generally affected by seasonality given our revenue is largely recognized on a straight-line basis over twelve month contract periods.
The sale of advertising in print directories is the primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory which is typically twelve months, using the deferral and amortization method of accounting, with revenue recognition commencing in the month of publication.

Revenue derived from digital advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertising is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a "click" or “action” on their digital advertising or a phone call to their business. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred or over the service period of the arrangement, as applicable.

We also offer multiple-deliverable revenue arrangements with our customers that may include a combination of our print or digital marketing solutions. The timing of delivery or fulfillment of our marketing solutions in a multiple-deliverable arrangement may differ, whereby the fulfillment of a digital marketing solutions precedes delivery of our print marketing solutions due to the length of time required to produce the final print product. In addition, multiple print directories included in a multiple-deliverable arrangement may be published at different times throughout the year. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery or fulfillment of other marketing solutions included in a multiple-deliverable arrangement.

We evaluate each deliverable in a multiple-deliverable revenue arrangement to determine whether they represent separate units of accounting using the following criteria:

•	The delivered item(s) has value to the customer on a stand-alone basis; and

•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

All of our print and digital marketing solutions qualify as separate units of accounting since they are sold on a stand-alone basis and we allocate multiple-deliverable arrangement consideration to each deliverable based on its relative selling price, which is determined using vendor specific objective evidence (“VSOE”). Our sales contracts generally do not include any provisions for cancellation, termination, right of return or refunds that would significantly impact recognized revenue.

The objective of VSOE is to determine the price at which a company would transact a sale if the product or service were sold on a stand-alone basis. In determining VSOE, we require that a substantial majority of our selling prices are consistent with our normal pricing and discounting policies, which have been established by management having relevant authority, for the specific marketing solution when sold on a stand-alone basis. In determining relative selling prices of our marketing solutions sold on a stand-alone basis, we consider, among other things, (1) the geographies in which our marketing solutions are sold, (2) economic factors, (3) local business conditions, (4) competition in our markets, (5) advertiser and consumer behavior and classifications, (6) gross margin objectives and (7) historical pricing practices. There have been no changes to our selling prices or methods used to determine VSOE that had a significant effect on the allocation of total arrangement consideration during the year ended December 31, 2013. However, we may modify our pricing and discounting policies in the future, which could result in changes in selling prices, the methodology used to determine VSOE or use of another method in the selling price hierarchy to allocate arrangement consideration.

Expense Recognition

Costs directly attributable to producing directories are amortized over the life of the directories, which is usually twelve months, under the deferral and amortization method of accounting. Direct costs include paper, printing, initial distribution and sales commissions. All other costs are recognized as incurred.

Barter Transactions

Occasionally, the Company may enter into certain transactions where a third party provides directory placement arrangements, sponsorships or other media advertising in exchange for comparable advertising with the Company. Due to the subjective nature of barter transactions, the Company no longer recognizes revenue and expense from these transactions on the Company’s consolidated statements of comprehensive income (loss). If recognized, revenue associated with barter transactions would be less than 2% of total revenue.

Cash and Cash Equivalents

Highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds. Cash equivalents are stated at cost, which approximates market value. As of December 31, 2013, the Company's cash and cash equivalents are valued at $156 million.

Accounts Receivable

At December 31, 2013, the Company’s consolidated balance sheet has accounts receivables of $218 million, which is net of an allowance for doubtful accounts of $26 million, and includes unbilled receivables of $26 million. Unbilled receivables represent amounts that are not billable at the balance sheet date but are billed over the remaining life of the clients’ advertising contracts.

Receivables are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history, and an estimate of uncollectible accounts. Judgment is exercised in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

Concentrations of Credit Risk

Financial instruments subject to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, trade receivables, and debt. Company policy requires the deposit of temporary cash investments with major financial institutions.

Approximately 85% of the Company’s 2013 revenue is derived from the sale of advertising to local small and medium sized businesses that advertise in limited geographical areas. These advertisers are usually billed in monthly installments after the advertising has been published and, in turn, make monthly payments, requiring the Company to extend credit to these customers. This practice is widely accepted within the industry. While most new advertisers and those wanting to expand their current media solutions are subject to a credit review, the default rates of small and medium sized companies are generally higher than those of larger companies.

The remaining 15% of the Company’s 2013 revenue is derived from the sale of advertising to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives ("CMRs") purchase advertising on behalf of these advertisers. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs' commission. The CMRs are responsible for billing and collecting from the advertisers. While the Company still has exposure to credit risks, historically, the losses from this client set have been less than that of local advertisers.

Fixed Assets and Capitalized Software

The cost of additions and improvements associated with fixed assets are capitalized if they have a useful life in excess of one year. Expenditures for repairs and maintenance, including the cost of replacing minor items not considered substantial betterments, are expensed as incurred. When fixed assets are sold or retired, the related cost and accumulated depreciation are deducted from the accounts and any gains or losses on disposition are recognized in income. Fixed assets are reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of an asset may not be recoverable.

Costs associated with internal use software are capitalized if they have a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized software is reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of an asset may not be recoverable.

Fixed assets and capitalized software are depreciated on a straight-line basis over the estimated useful lives of the assets, which are presented in the following table.

Estimated Useful Lives
Buildings and building improvements	8-30 years
Leasehold improvements	3-8 years
Computer and data processing equipment	3 years
Furniture and fixtures	7 years
Capitalized software	3 years
Other	3-7 years
For additional information related to fixed assets and capitalized software, see Note 7.

Goodwill and Intangible Assets

The Company has goodwill of $315 million and intangible assets of $1,381 million on the consolidated balance sheet as of December 31, 2013.

Goodwill

In accordance with GAAP, impairment testing for goodwill is to be performed at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. The Company has four reporting units, R.H. Donnelley Inc. ("RHD"), Dex Media East, Inc. ("DME"), Dex Media West, Inc. ("DMW") and SuperMedia, however, only the SuperMedia reporting unit has goodwill. Step one compares the fair value of the reporting unit to its carrying value. In performing step one of the impairment test, the Company estimated the fair value of the reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the Company. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

The Company performed its annual impairment test of goodwill as of October 1, 2013 on the SuperMedia reporting unit. Based on that analysis, it was determined that the carrying value of the SuperMedia reporting unit including goodwill exceeded the fair value of the SuperMedia reporting unit, requiring the Company to perform step two of the goodwill impairment test to determine the amount of impairment loss, if any. This test resulted in a goodwill impairment of $74 million ($73 million after-tax), which was recognized in the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2013.

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria. All of the Company’s intangible assets are classified as definite-lived intangible assets. Intangible assets have been recorded to each of our four reporting units. The Company reviews its definite-lived intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. Our intangible assets are amortized using the income forecast method over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The recoverability analysis includes estimates of future cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the definite-lived intangible asset. An impairment loss is measured as the amount by which the carrying amount of the definite-lived intangible asset exceeds its fair value. The Company evaluated its definite-lived intangible assets based on current economic and business indicators and determined there were indicators of impairment as of October 1, 2013. As a result, the Company recorded an impairment of $384 million.

The Company’s intangible assets and their estimated useful lives are presented in the table below.

Estimated Useful Lives
Directory service agreements	5 years
Client relationships	3 years
Trademarks and domain names	5 years
Patented technologies	4 years
Advertising commitment	3 years

For additional information related to goodwill and intangible assets and related impairments, see Note 3.

Pension and Other Post-Employment Benefits

The Company provides pension and other post-employment benefits to certain of its employees. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other post-employment benefit costs requires management to make assumptions regarding the discount rate, return on plan assets and healthcare cost trends. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost.

The Company's pension plans are non-contributory defined benefit pension plans. The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan; and, in conjunction with the merger with SuperMedia, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets related to the Company's qualified pension plans, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements. Participants in the management pension plans no longer earn additional pension benefits. Certain participants in the Company’s collective bargaining units no longer earn pension benefits.

As a result of the acquisition of SuperMedia, the Company has an obligation to provide other post-employment benefits to certain employees of SuperMedia. The Company's current obligation includes post-employment health care and life insurance plans for certain collectively-bargained retirees and their dependents and include a limit on the Company's share of cost for recent and future retirees.

For additional information related to pension and other post-employment benefits, see Note 10.

Income Taxes
We account for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”).
Deferred tax assets or liabilities are recorded to reflect the expected future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted as appropriate to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. A valuation allowance is established to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. For additional information regarding our (provision) benefit for income taxes, see Note 12.

Advertising Costs

Advertising costs, which includes media, promotional, branding and on-line advertising, are included in selling expense in the Company’s consolidated statements of comprehensive income (loss), and are expensed as incurred. Advertising costs for the years ended December 31, 2013, 2012 and 2011 were $7 million, $8 million and $20 million, respectively.

Capital Stock

The Company has authority to issue 310 million shares of capital stock, of which 300 million shares are common stock, with a par of value $.001 per share, and 10 million shares are preferred stock, with a par value of $.001 per share. As of December 31, 2013, the Company has 17,601,520 shares of common stock outstanding. The Company has not issued any shares of preferred stock.

Earnings (Loss) Per Share

The following table sets forth the calculation of the Company’s basic and diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Net income (loss)	$(819)	$41	(519)
Basic and diluted weighted-average common shares outstanding	14.9	10.1	10.0
Basic and diluted earnings (loss) per common share	$(54.89)	$4.09	$(51.75)

The weighted average shares outstanding for periods prior to April 30, 2013 have been adjusted to reflect the 1-for-5 reverse stock split of Dex One common stock.

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the Company's reported net loss for the years ended December 31, 2013 and 2011, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of earnings per share. The effect of potentially dilutive common shares for the year ended December 31, 2012 was not material. For the year ended December 31, 2013, 2012 and 2011, 0.4 million, 0.5 million and 0.5 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. These shares were not included in our weighted average diluted shares outstanding.

On September 5, 2013, certain employees were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At December 31, 2013 there were 0.3 million such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net loss from continuing operations for the year ended December 31, 2013 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

Stock-Based Compensation

The Company grants awards to certain employees and certain non-management directors under stock-based compensation plans. The plans provide for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. The awards are classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. Stock-based compensation expense related to incentive compensation awards is recognized on a straight-line basis over the minimum service period required for vesting of the award.

For additional information related to stock-based compensation, see Note 11.

Fair Values of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value.

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets;

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level 3 - Valuations based on unobservable inputs reflecting our own assumptions. These valuations require significant judgment.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input, to the fair value measurement in its entirety, requires substantial judgment and consideration of factors specific to the asset or liability. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach or cost approach.

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds of $41 million and $3 million as of December 31, 2013 and 2012, respectively. These money market funds have been recorded at fair value using Level 2 inputs. The Company also had $9 million and $2 million held in certificates of deposit and mutual funds at December 31, 2013 and 2012, respectively, that serve as collateral against letters of credit held primarily with our insurance carriers. These certificates of deposit and mutual funds are classified as prepaid expenses and other on the Company’s consolidated balance sheets and are valued using Level 2 inputs. The assets held for sale of $16 million as of December 31, 2013 have been recorded at fair value using Level 3 inputs. The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of benefit plan assets and the related disclosure are included in Note 10, Employee Benefits. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value using Level 2 inputs of the Company’s debt obligations as of December 31, 2013 and 2012.

	At December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$935	$697	$—	$—
R.H. Donnelley Inc.	685	414	776	528
Dex Media East, Inc.	426	289	516	360
Dex Media West, Inc.	393	307	498	369
Senior subordinated notes	236	123	220	73
Total debt	2,675	1,830	2,010	1,330
Less: current maturities of long-term debt	154	106	2,010	1,330
Long-term debt	$2,521	$1,724	$—	$—

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” (“ASU 2013-02”), which amends ASC 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.
In July 2013, the FASB issued ASU No. 2013-11,  “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Earlier application is permitted. The Company is currently assessing the impact ASU 2013-11 will have on its financial statements.

Note 2 Acquisition Accounting

On April 30, 2013, the merger of Dex One and SuperMedia was consummated, with 100% of the equity of SuperMedia being exchanged for $82 million of equity in Dex Media. The transaction brings together two companies with complementary operations and capabilities, which will provide Dex Media with increased scale, national scope, market share, financial base and a diversified services portfolio necessary to increase shareholder value, enhance value to clients, reduce debt, increase cost efficiencies and stabilize revenue. There can be no assurances that all of the potential benefits of the merger will be fully realized.
We accounted for the business combination using the acquisition method of accounting in accordance with ASC 805, “Business Combinations”, with Dex One identified as the acquiring entity for accounting purposes. Dex One is considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the fact that (1) upon consummation of the merger, Dex One shareholders held approximately 60% of the common stock of Dex Media as compared to approximately 40% held by SuperMedia shareholders and (2) Dex One's chairman of the board of directors continued as the chairman of the board of directors of Dex Media.
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

Purchase Price Allocation

(in millions)
Fair value of assets acquired
Cash and cash equivalents	$154
Accounts receivable	111
Unbilled accounts receivable	316
Other current assets	64
Fixed assets and capitalized software	42
Intangible assets	635
Goodwill	389
Pension assets	58
Other non-current assets	4
Total fair value of assets acquired	$1,773

Fair value of liabilities acquired
Accounts payable and accrued liabilities	$114
Long-term debt (including current maturities)	1,082
Employee benefit obligations	99
Unrecognized tax benefits	45
Deferred tax liabilities	351
Total fair value of liabilities acquired	$1,691

Total allocable purchase price	$82
The amounts related to accounts receivable, deferred tax liabilities and goodwill in the table above have been adjusted from the amounts previously presented in the Company’s June 30, 2013 and September 30, 2013 Form 10-Q's. Accounts receivable has been adjusted by $7 million to more accurately reflect the fair value of the accounts receivable as of April 30, 2013. Deferred tax liabilities were adjusted to reflect the tax effect of the above adjustment offset by the impacts of the Company’s return to provision adjustments and finalization of state tax rates as of April 30, 2013. These adjustments resulted in a decrease to goodwill of $7 million.
Common Stock
The Merger Agreement provided that each issued and outstanding share of SuperMedia common stock be converted into the right to receive 0.4386 shares of Dex Media common stock. As of April 30, 2013, 15.6 million shares of SuperMedia common stock were issued and outstanding, which resulted in the issuance of 6.9 million shares of Dex Media common stock. Dex One shareholders received 0.2 shares of Dex Media common stock for each share of Dex One common stock that they owned, which reflects a 1-for-5 reverse stock split of Dex One common stock. The closing trading price of Dex One common stock on April 30, 2013 of $2.38, when adjusted for the 1-for-5 reverse stock split equated to a Dex Media common stock value of $11.90 per share. The 6.9 million Dex Media shares issued to former SuperMedia shareholders at the converted $11.90 per share price equated to a fair value of common stock issued of $82 million.
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
Goodwill and Intangible Assets
The goodwill of $389 million that was recorded as part of the acquisition on April 30, 2013 represents the expected synergies and residual benefits that Dex Media believes will result from the combined operations. The Company has determined that the $389 million of acquired goodwill is not deductible for tax purposes. For additional information on goodwill and intangible assets, see Note 3.
The fair value of intangible assets acquired of $635 million on April 30, 2013 was determined using valuation techniques consistent with the income approach to measure fair value. The directory services agreements with certain local telephone service providers and client relationships were valued utilizing the excess earnings approach. The excess earnings attributable to the directory services agreements and client relationships were discounted utilizing a weighted average cost of capital of 21%. The trademark and domain names and patented technologies were valued utilizing the relief from royalty approach. The estimated remaining useful lives were estimated based on the future economic benefit to be received from the assets. The intangible assets will be amortized utilizing the income forecast method, which is an accelerated amortization method that assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time based on expected future cash flows.
The following table sets forth the components of the intangible assets acquired.

	Fair Value	Estimated Remaining Useful Lives
	(in millions)
Directory services agreements	$145	5 years
Client relationships	420	3 years
Trademarks and domain names	60	5 years
Patented technologies	10	4 years
Total fair value of intangible assets acquired	$635
Deferred Revenue, Deferred Directory Costs, and Unbilled Accounts Receivable
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. SuperMedia has minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equates to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. The exclusion of these results from the consolidated statements of comprehensive income (loss) of Dex Media, will not impact cash flows.
In connection with acquisition accounting, the fair value of SuperMedia's unbilled accounts receivable was determined to be $316 million. Unbilled accounts receivable represents amounts that are not billable at the balance sheet date, but are billed over the remaining life of the clients' advertising contracts.
Results of SuperMedia
As a result of acquisition accounting, SuperMedia's historical results through April 30, 2013 have not been included in the Company's consolidated results. SuperMedia's post-merger results from May 1, 2013 through December 31, 2013 are included in the consolidated financial statements of the Company, representing operating revenue of $370 million, ($296) million of operating (loss) and ($307) million of net (loss).
Merger Transaction Costs
The Company has cumulatively incurred $42 million of merger transaction costs as of December 31, 2013. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). Of these costs, $22 million and $12 million were incurred and expensed during the years ended December 31, 2013 and 2012, respectively. For additional information on merger related costs, see Note 4.
Pro Forma Information
The unaudited pro forma results below presents the combined operating results of Dex Media, with results prior to the acquisition date adjusted, as if the transaction had occurred January 1, 2012. These pro forma adjustments include adjustments associated with the amortization of the acquired intangible assets, the elimination of merger transaction costs, the impacts of the adjustment to interest expense to reflect the incremental change in interest rates associated with credit facility interest rate amendments, the amortization of deferred financing costs associated with Dex One and the amortization of the long-term debt fair value adjustment to SuperMedia's senior secured credit facility. The 2012 pro forma results have also been adjusted to exclude the estimated impact to revenue and expense of SuperMedia's deferred revenue and deferred directory costs and bad debt provision associated with directories published prior to the transaction that, due to acquisition accounting, would not have been recognized during 2012 assuming the transaction had occurred on January 1, 2012. The 2013 pro forma results have been adjusted to include the operating results of SuperMedia from January 1, 2013 to April 30, 2013 and the impact to revenue and expense associated with SuperMedia's deferred revenue and deferred directory cost estimates associated with directories published between January 1, 2013 and April 30, 2013, which were written off as a result of acquisition accounting as of April 30, 2013.
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
Unaudited Pro Forma Results

	Years Ended December 31,
	2013	2012
	(in millions)
Operating revenue	$2,184	$2,070
Net (loss)	$(621)	$(141)
Note 3    Goodwill, Intangible Assets and Impairment

Goodwill

The Company has goodwill of $315 million at December 31, 2013. The Company performed its annual impairment test of goodwill as of October 1, 2013 on the SuperMedia reporting unit. Based on that analysis, it was determined that the carrying value of the SuperMedia reporting unit including goodwill exceeded the fair value of the SuperMedia reporting unit, requiring the Company to perform step two of the goodwill impairment test to determine the amount of impairment loss, if any. This test resulted in a goodwill impairment of $74 million ($73 million after-tax), which was recognized in the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2013.

In performing step one of the impairment test, the Company estimated the fair value of the SuperMedia reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the SuperMedia reporting unit.

The income approach was based on a discounted cash flow analysis and calculated the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using the weighted average cost of capital (“WACC”). The WACC utilized in the Company’s analysis using the income approach was 19%. The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise. The reporting unit’s cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit. The cost of equity was estimated using the capital asset pricing model (“CAPM”). The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment. The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses. The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming the target capital structure.

To determine the fair value of the SuperMedia reporting unit based on the market approach, the Company utilized the guideline publicly traded company method. Under the guideline publicly traded company method, market multiples ratios were applied to the reporting unit’s earnings with consideration given to the Company’s size, product offerings, growth and other relevant factors compared to those guideline companies. The guideline companies selected were engaged in the same or similar line of business as the Company. Market multiples were then selected based on consideration of risk, growth and profitability differences between the Company and the guideline companies. The selected market multiples were then multiplied by the Company’s 2014 forecasted earnings to arrive at an estimate of fair value for the Company.

In performing step two of the goodwill impairment test, the Company compared the implied fair value of the SuperMedia reporting unit’s goodwill to its carrying value of goodwill. This test resulted in a goodwill impairment of $74 million ($73 million after-tax), which was recognized as impairment charge in the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2013. This charge had no impact on our cash flows or on our compliance with debt covenants.

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company’s fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements. We based our fair value estimates on assumptions of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment of our business. Our estimates assume revenue will decline into the foreseeable future. There can be no assurances that our estimates and assumptions will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated operating results are not correct, we may be required to record additional goodwill impairment charges in the future.

The following table sets forth the balance of the Company’s goodwill and accumulated impairment losses as of December 31, 2013 and 2012.

	Goodwill Gross	Accumulated Impairment Losses	Goodwill Net
	(in millions)
Beginning balance at January 1, 2012	$—	$—	$—
Additions	—	—	—
Impairments	—	—	—
Ending balance at December 31, 2012	—	—	—
Additions	389	—	389
Impairments	—	(74)	(74)
Ending balance at December 31, 2013	$389	$(74)	$315

Goodwill of $389 million was established as a result of the merger with SuperMedia on April 30, 2013, and represented the expected synergies and residual benefits that Dex Media believes will result from the combined operations. The Company determined that the $389 million of acquired goodwill is not deductible for tax purposes. For additional information related to goodwill and the merger with SuperMedia, see Note 2.
During the second quarter of 2011, the Company concluded there were indicators of impairment and as a result, we performed an impairment test of our goodwill. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801 million during the year ended December 31, 2011. Please refer to the Dex One Annual Report on Form 10-K for the year ended December 31, 2011 for additional information including the methodology, estimates and assumptions used in our impairment testing.

Intangibles
The Company has definite-lived intangible assets of $1,381 million as of December 31, 2013. Intangible assets are recorded separately from goodwill if they meet certain criteria. The Company reviews its definite-lived intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. The Company evaluated its definite-lived intangible assets based on current economic and business indicators and determined there were indicators of impairment as of October 1, 2013.

For the impairment test, the Company’s definite-lived intangible assets were evaluated for each reporting unit, which is the lowest level of identifiable cash flows. The impairment test was performed by comparing the carrying value of each reporting unit, including goodwill with the undiscounted expected future cash flows associated with each respective reporting unit. The undiscounted expected future cash flows were computed utilizing the income approach. For three of our reporting units (RHD, DME and DMW), the carrying value of the reporting unit exceeded the undiscounted expected future cash flows of the respective reporting unit, indicating impairment.

To compute the amount of the impairment, the Company compared the carrying value of each of the reporting units to the fair value of each impacted reporting unit. The Company estimated the fair value of the impacted reporting units using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the reporting unit. As a result, the Company recorded an impairment of $384 million for the year ended December 31, 2013 and is shown as impairment charge on the Company's consolidated statement of comprehensive income (loss). The impairment loss reduced the carrying value of the definite-lived assets of each of the impacted reporting units on a pro rata basis using the relative carrying amounts of those assets. None of the carrying amounts were reduced below their respective fair value.

The following table sets forth the Company's impairment charge by type of intangible asset.

(in millions)
Directory services agreements	$253
Client relationships	38
Trademarks and domain names	86
Patented technologies	7
Total impairment charge	$384

The following table sets forth the details of the Company's intangible assets at December 31, 2013 and 2012.

	At December 31, 2013			At December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$666	$97	$569	$1,330	$363	$967
Client relationships	924	348	576	735	217	518
Trademarks and domain names	222	29	193	380	84	296
Patented technologies	42	4	38	75	30	45
Advertising commitment	11	6	5	11	4	7
Total intangible assets	$1,865	$484	$1,381	$2,531	$698	$1,833

Included in the above amounts at December 31, 2013 are the intangible assets acquired as a result of the merger with SuperMedia on April 30, 2013. For additional information related to the acquisition of SuperMedia's intangible assets, see Note 2.
The Company also evaluated the estimated remaining useful lives of its intangible assets as of April 30, 2013 and October 1, 2013 and concluded that the estimated remaining useful lives needed to be shortened to properly reflect the remaining period that each intangible asset is expected to contribute to future cash flows. To determine the amount to amortize in each year of their estimated remaining useful lives, the Company used the income forecast method, which is an accelerated amortization method that assumes the remaining value of these intangible assets is greater in the earlier years and then steadily declines over time based on expected future cash flows. The changes to the estimated remaining useful lives are reflected in the following table.

Estimated Remaining Useful Lives
	Previous	Revised April 30, 2013	Revised October 1, 2013

Directory services agreements	9 years	5 years	5 years
Client relationships	8 years	4 years	3 years
Trademarks and domain names	8 years	6 years	5 years
Patented technologies	5 years	5 years	4 years
Advertising commitment	5 years	3 years	3 years

Amortization expense for intangible assets for the years ended December 31, 2013, 2012 and 2011 was $703 million, $350 million and $187 million respectively. The year ended December 31, 2013 intangible asset amortization expense was impacted by the inclusion of SuperMedia's May 1, 2013 through December 31, 2013 amortization expense of $209 million. Additionally, amortization expense related to Dex One existing intangibles assets increased $144 million for the year ended December 31, 2013, primarily due to the change in estimated remaining useful lives.

The annual amortization expense for intangible assets is estimated to be $587 million in 2014, $373 million in 2015, $237 million in 2016, $103 million in 2017, and $81 million in 2018.

Note 4	Merger Transaction and Integration Costs

Merger transaction costs represent costs associated with completing the merger between Dex One and SuperMedia.
The Company has cumulatively incurred $42 million of merger transaction costs as of December 31, 2013. Of this amount, $8 million represents debt issuance costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). Of these costs, $22 million and $12 million were incurred and expensed during the years ended December 31, 2013 and 2012, respectively, and are reflected as general and administrative expense on the Company's consolidated statements of comprehensive income (loss).
Merger integration costs represent costs incurred to achieve synergies related to the merger of Dex One and SuperMedia. These costs include severance, professional fees and contract services. As part of the merger, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. These costs are recorded as part of general and administrative expense on the Company's 2013 consolidated statements of comprehensive income (loss). During the year ended December 31, 2013, the Company incurred $54 million of merger integration costs, of which $32 million represents severance costs.
The following table sets forth merger transaction and integration costs recognized as general and administrative expense in our consolidated statements of comprehensive income (loss) for the years ended December 31, 2013, and 2012.

	Years Ended December 31,
	2013	2012
	(in millions)
Merger transaction costs	$22	$12
Merger integration costs	54	—
Total merger related costs	$76	$12

Note 5    Reorganization Items

In accordance with ASC 852 “Reorganizations" ("ASC 852"), reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. For the year ended December 31, 2013, the Company recorded $38 million of reorganization items on the consolidated statement of comprehensive income (loss). The following table sets forth the details of reorganization items for the year ended December 31, 2013.

Year Ended December 31, 2013
(in millions)
Write-off of remaining unamortized debt fair value adjustment	$32
Professional fees	6
Total reorganization items	$38

In conjunction with Dex One's adoption of fresh start accounting, after bankruptcy emergence on February 1, 2010, an adjustment was recorded to reflect Dex One's outstanding debt obligations at their fair value. A total discount of $120 million was recorded and was amortized as an increase to interest expense, until our filing for bankruptcy on March 18, 2013, to effectuate the merger. The write-off of remaining unamortized debt fair value adjustment of $32 million is associated with Dex One's debt obligations, which were classified as liabilities subject to compromise at March 31, 2013. ASC 852 specifies that when debt classified as liabilities subject to compromise is an allowed claim, and the allowed claim differs from the net carrying amount of the debt, the carrying amount shall be adjusted to the amount of the allowed claim. The gain or loss resulting from this adjustment shall be recognized as reorganization items. Based on our plan of reorganization and approved first-day motions of the Bankruptcy Court, the allowed debt holder claims equaled the outstanding face value of debt obligations and excluded the unamortized debt fair value adjustment associated with Dex One's debt obligations. Therefore, we recognized the remaining unamortized debt fair value adjustment as a reorganization item during the year ended December 31, 2013, which resulted in the adjustment of the carrying amount of Dex One's debt obligations to their face value.

Note 6    Additional Financial Information

Consolidated Statements of Comprehensive Income (Loss)

Depreciation and amortization

The following tables set forth the components of the Company's depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Amortization of intangible assets	$703	$350	$187
Amortization of capitalized software	43	53	48
Depreciation of fixed assets	19	16	17
Total depreciation and amortization	$765	$419	$252
Interest expense, net

The Company recorded interest expense, net of $316 million, $196 million and $227 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt discount, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $69 million, $40 million and $25 million for the years ended December 31, 2013, 2012 and 2011, respectively. As a result of our merger with SuperMedia effective April 30, 2013, the May 1, 2013 through December 31, 2013 interest expense, net for SuperMedia of $151 million (including $46 million of non-cash interest expense related to the amortization of debt discount) has been included in our interest expense, net for the year ended December 31, 2013.

Gain on sale of assets, net

During 2011, the Company completed the sale of substantially all of the assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform for $15 million. As a result, the Company recognized a gain on the sale of these assets of $13 million.

Balance Sheet

The following table sets forth additional financial information related to the Company's allowance for doubtful accounts at December 31, 2013, 2012 and 2011.

Allowance for doubtful accounts

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Balance at beginning of period	$20	$36	$54
Additions charged to revenue/expense (1)	37	46	68
Deductions (2)	(39)	(62)	(86)
Charged to other account	8	—	—
Ending balance at December 31,	$26	$20	$36

(1) - Includes bad debt expense and sales allowance (recorded as contra revenue).
(2) - Amounts written off as uncollectible, net of recoveries and sales adjustments.

Assets held for sale

The Company owns land and a building in Los Alamitos, CA, which has an estimated fair value of $16 million. The Company is actively pursuing a buyer for the property. As such, these assets have been reported as assets held for sale on the Company's consolidated balance sheet as of December 31, 2013. During 2013, the Company recorded a $5 million charge to adjust the property to its fair value. This charge was recorded to general and administrative expense in the Company's consolidated statement of comprehensive income (loss).

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's accounts payable and accrued liabilities at December 31, 2013 and 2012.

	At December 31,
	2013	2012
	(in millions)
Accounts payable	$20	$14
Accrued salaries and wages	49	32
Accrued taxes	21	5
Accrued expenses	56	37
Customer refunds, advance payments and other	20	7
Total accounts payable and accrued liabilities	$166	$95

The December 31, 2013 amounts include accounts payable and accrued liabilities associated with the acquisition of SuperMedia. For additional information on the acquisition of SuperMedia, see Note 2.

Other comprehensive income (loss)

The following tables set forth the components of the Company's comprehensive income (loss) adjustments for pension and other post-employment benefits for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013			2012			2011
	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income (loss)			$(819)			$41			$(519)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial losses of benefit plans	$11	$(4)	7	$(21)	$—	(21)	$(24)	$—	(24)
Reclassifications included in net income (loss):
Amortization of actuarial losses	3	(1)	2	1	—	1	(1)	—	(1)
Settlement losses	2	(1)	1	4	—	4	3	—	3
Total reclassifications included in net income (loss)	5	(2)	3	5	—	5	2	—	2
Adjustments for pension and other post-employment benefits	$16	$(6)	10	$(16)	$—	(16)	$(22)	$—	(22)
Total comprehensive income (loss)			$(809)			$25			$(541)

The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension and other post-employment benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2011	$(31)	$3	$(28)
Adjustments for pension and other post-employment benefits, net of amortization	(16)	—	(16)
Accumulated other comprehensive (loss) - December 31, 2012	$(47)	$3	$(44)
Adjustments for pension and other post-employment benefits, net of amortization	16	(6)	10
Accumulated other comprehensive (loss) - December 31, 2013	$(31)	$(3)	$(34)

The taxes recorded in accumulated other comprehensive (loss) includes a valuation allowance of $14 million, $14 million, and $8 million at December 31, 2013, 2012 and 2011, respectively.

Cash Flow

	Years Ended December 31,
	2013	2012	2011
Cash paid	(in millions)
Income taxes, net of amounts refunded	$14	$2	$11
Interest paid	254	165	204

Interest payments on our senior secured term loans were $254 million, $165 million and $204 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decreased interest payments between 2012 and 2011 were the result of principal payments which lowered our outstanding debt obligations. The increased interest payments in 2013 compared to 2012 were associated with the additional indebtedness from the acquisition of SuperMedia.

Note 7    Fixed Assets and Capitalized Software

The following table sets forth the details of the Company's fixed assets and capitalized software as of December 31, 2013 and 2012.

	At December 31,
	2013	2012
	(in millions)
Land, buildings and building improvements	$14	$2
Leasehold improvements	21	19
Computer and data processing equipment	37	35
Furniture and fixtures	20	11
Capitalized software	222	208
Other	1	—
Fixed assets and capitalized software	315	275
Less accumulated depreciation and amortization	209	170
Fixed assets and capitalized software, net	$106	$105

Depreciation and amortization expense associated with fixed assets and capitalized software for the years ended December 31, 2013, 2012 and 2011 was $62 million, $69 million and $65 million, respectively.

The table above excludes our land and building in Los Alamitos, CA, which has an estimated fair value of $16 million. The Company is actively pursuing a buyer for this property. As such, these assets have been reported as assets held for sale on the Company's consolidated balance sheet as of December 31, 2013.

Note 8     Long-Term Debt

The following table sets forth the Company's outstanding debt obligations on the consolidated balance sheets at December 31, 2013 and 2012.

		Interest Rates		Carrying Value
		At December 31,		At December 31,
	Maturity	2013	2012	2013	2012
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.0%	$935	$—
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.0%	685	776
Dex Media East, Inc.	December 31, 2016	6.0%	2.8%	426	516
Dex Media West, Inc.	December 31, 2016	8.0%	7.0%	393	498
Senior subordinated notes	January 29, 2017	14.0%	14.0%	236	220
Total debt				2,675	2,010
Less: current maturities of long-term debt				154	2,010
Long-term debt				$2,521	$—
As a result of the merger and adoption of acquisition accounting on April 30, 2013, SuperMedia's debt obligation was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment will be amortized as an increase to interest expense over the remaining term of the SuperMedia debt obligation using the effective interest method and does not impact future interest or principal payments. The reduction of the SuperMedia debt fair value adjustment included an increase to interest expense of $46 million and $26 million recorded as an offset to the gain on early extinguishment of debt associated with the repurchase of SuperMedia debt at below par value during the year ended December 31, 2013. The unamortized portion of the SuperMedia discount as of December 31, 2013 was $288 million.

In conjunction with Dex One's adoption of fresh start accounting, after bankruptcy emergence on February 1, 2010, an adjustment was recorded to reflect Dex One's outstanding debt obligation at its fair value. A total discount of $120 million was recorded and was amortized as an increase to interest expense, until our next filing for bankruptcy on March 18, 2013, to effectuate the merger. As a result of filing for bankruptcy, Dex One's debt obligations were classified as liabilities subject to compromise at March 31, 2013. As discussed in Note 5, the Company recognized the remaining unamortized debt fair value adjustments associated with Dex One's debt obligations of $32 million as a reorganization item on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2013, which resulted in the adjustment of the carrying amounts of Dex One's debt obligations, to its face value.

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

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia, on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated loan agreements for each of Dex Media East, Inc. (“DME”), Dex Media West, Inc. (“DMW”) and R.H. Donnelley Inc. (“RHD”) (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.  The administrative agents and financial institutions were the administrative agents and the lenders under Dex One's and SuperMedia's pre-existing senior secured credit facilities. Please refer to the Dex One Annual Report on Form 10-K and the SuperMedia Annual Report on Form 10-K for the year ended December 31, 2012 for detailed information regarding the terms and conditions of Dex One and SuperMedia debt obligations prior to the merger.

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

RHD Senior Secured Credit Facility

The RHD senior secured credit facility interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at RHD's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted LIBOR plus 1.00%, plus an interest rate margin of 5.75%, or

•
 With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 6.75%. RHD may elect interest periods of one, two, three or six months for Eurodollar borrowings.

DME Senior Secured Credit Facility

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ended March 31, 2013 and September 30, 2013, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $16 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017.

Principal Payment Terms for Senior Secured Credit Facilities

The Company has mandatory debt principal payments due after each quarter prior to the December 31, 2016 maturity date on its outstanding senior secured credit facilities. RHD, DME and DMW are required to pay scheduled amortization payments, plus additional prepayments at par equal to each borrower's respective Excess Cash Flow ("ECF"), multiplied by the applicable ECF Sweep Percentage as defined in the respective senior secured credit facility (60% for RHD, 50% for DMW, and 70% in 2013 and 2014 and 60% in 2015 and 2016 for DME). SuperMedia is required to make prepayments at par in an amount equal to 67.5% of any increase in Available Cash, as defined in its senior secured credit facility.

In addition to these principal payments, the Company may on one or more occasions use another portion of the increase in ECF or Available Cash, as applicable, to repurchase debt at market prices ("Voluntary Prepayments") at a discount of face value, as defined in the respective senior secured credit facility (12.5% for SuperMedia, 20% for RHD, 30% for DMW, and 15% in 2013 and 2014 and 20% in 2015 and 2016 for DME) as determined following the end of each quarter. These Voluntary Prepayments must be made within 180 days after the date on which financial statements are delivered to the administrative agents. If a borrower does not make such Voluntary Prepayments within the 180 day period, the Company must make a prepayment at par at the end of the quarter during which such 180 day period expires.

Any remaining portion of ECF or Available Cash, may be used at the Company's discretion, subject to certain restrictions specified in each senior secured credit facility agreement.

Future Principal Payments

Future principal payments on debt obligations are as follows.

	Years Ended December 31,
	2014	2015	2016	2017
	(in millions)
Future principal payments	$153	$111	$2,463	$236

The amounts shown in the table above represent the required amortization payments for RHD, DME and DMW for the years 2014 and 2015 and any unpaid sweep obligations from 2013. No estimate has been made for future sweep obligations for these periods as these payments cannot be reasonably estimated. Payments in 2016 include the remaining principal payments upon maturity of the senior secured credit facilities. Payments in 2017 represent the payment of the senior subordinated notes upon their maturity based on the 2013 principal amount due. All principal amounts in the table reflect the face value of the debt instruments.

2013 and 2012 Principal Payments

During the year ended December 31, 2013, the Company retired debt obligations of $541 million, under its senior secured credit facilities utilizing cash of $505 million. The Company made mandatory and optional principal payments, at par, of $404 million. In addition, on November 25, 2013 the Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $9 million ($36 million gain offset by a $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments).

During the year ended December 31, 2012, the Company retired debt obligations of $545 million, under its senior secured credit facilities utilizing cash of $401 million. The Company made mandatory and optional principal payments, at par, of $305 million. In addition, on March 23, 2012, the Company repurchased and retired debt of $142 million utilizing cash of $70 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). Additionally, on April 19, 2012, the Company repurchased and retired debt of $98 million of its senior subordinated notes utilizing cash of $26 million. This transaction resulted in the Company recording a non-taxable gain of $71 million ($72 million gain offset by $1 million in administrative fees).

Debt Covenants

Each of the senior secured credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower's incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations.  Each borrower is required to maintain compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant. Each of the senior secured credit facilities also contain certain covenants that, subject to exceptions, limit or restrict Dex Media's incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the senior subordinated notes.

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

As of December 31, 2013, the Company was in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

Guarantees

Each of the senior secured credit facilities are separate facilities with no cross guarantees or collateralization provision among the entities, subject to certain exceptions. The Shared Guarantee and Collateral agreement has certain guarantee and collaterization provisions supporting RHD, DME and DMW. However, an event of default by one of the entities could trigger a call on the applicable guarantor. An event of default by a guarantor on a guarantee obligation could be an event of default under the applicable credit facility, and if demand is made under the guarantee and the creditor accelerates the indebtedness, failure to satisfy such claims in full would in turn trigger a default under all of the other credit facilities. A subordinated guarantee also provides that SuperMedia, RHD, DME and DMW guarantees the obligations of the other such entities, including SuperMedia, provided that no claim may be made on such guarantee until the senior secured debt of such entity is satisfied and discharged.

Note 9	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2018. Rent and lease expense of the Company for the years ended December 31, 2013, 2012 and 2011 was $26 million, $19 million and $23 million, respectively. The year ended December 31, 2013 rent and lease expense was impacted by the inclusion of SuperMedia's May 1, 2013 through December 31, 2013 rent and lease expense of $10 million. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2013 are as follows.

(in millions)
2014	$24
2015	19
2016	14
2017	10
2018	7
Thereafter	—
Total	$74
We are obligated to pay an outsource service provider approximately $30 million over the years 2012 through 2017 for data center / server assessment, migration and ongoing management and administration services. As of December 31, 2013, approximately $19 million remains outstanding under this obligation. We are also obligated to pay another outsource service provider approximately $22 million over the years 2012 through 2015 for software licensing and related services. As of December 31, 2013, approximately $3 million remains outstanding under this obligation.

Note 10     Employee Benefits

Pension

The Company provides pension benefits to many of its employees. The Company's pension plans are non-contributory defined benefit pension plans. The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan; and, in conjunction with the merger with SuperMedia, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets related to the Company's qualified pension plans, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements. Most participants in the Company’s qualified pension plans no longer earn additional pension benefits. Certain participants in the SuperMedia Pension Plan for Collectively Bargained Employees will continue to earn pension benefits through March 31, 2014. After March 31, 2014 no participants in the Company’s qualified pension plans will earn additional pension benefits since all of these plans will be frozen.

On April 30, 2013 , the Company acquired SuperMedia, which included the assets of the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The value of the assets on the acquisition date was $531 million and the related obligations were $506 million.
The measurement date for the Company’s pension plans is December 31.

Other Post-Employment Benefits

As a result of the acquisition of SuperMedia, the Company is obligated to provide other post-employment benefits ("OPEB") to certain employees of SuperMedia. The obligation as of the acquisition date was $22 million. The Company's OPEB includes post-employment health care and life insurance plans for the Company's retirees and their dependents and include a limit on the Company's share of cost for recent and future retirees. Certain retirees will continue to receive a reduced company subsidy through March 31, 2014. During the twelve months ended December 31, 2013, the Company recorded other post-employment benefit expense of $1 million associated with interest costs.

Components of Net Periodic Cost (Income)
The net periodic cost (income) of the pension plans and post-employment health care and life for the years ended December 31, 2013, 2012 and 2011 are shown in the following table.

	Pension			Health Care and Life
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$1	$—	$—	$—	$—	$—
Interest cost	22	11	13	1	—	—
Expected return on assets	(31)	(14)	(15)	—	—	—
Actuarial loss, net	3	1	—	—	—	(1)
Prior service cost	—	—	—	—	—	—
Settlement losses	2	4	3	—	—	—
Net periodic cost (income)	$(3)	$2	$1	$1	$—	$(1)

For the years ended December 31, 2013, 2012, and 2011, the Company recorded pension settlement losses of $2 million, $4 million and $3 million, respectively, related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.
The following table shows the weighted-average assumptions used for determining net periodic benefit cost (income), for the years ended December 31, 2013, 2012 and 2011.

	Pension			Health Care and Life
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	3.85%	4.80%	5.50%	4.18%	—	5.06%
Expected return on plan assets	6.47%	7.50%	8.00%	—	—	—
Rate of compensation increase	3.50%	—	—	3.50%	—	—
Initial trend rate-pre Medicare	—	—	—	8.25%	—	9.40%
Initial trend rate-post Medicare	—	—	—	7.25%	—	9.40%
Ultimate trend rate	—	—	—	5.00%	—	5.00%
Year attained	—	—	—	2020	—	2015

Effective January 1, 2012, Dex One eliminated its health care and life liability and therefore, no assumptions were required in 2012. With the merger, SuperMedia's health care and life liability was acquired on April 30, 2013.

Benefit Obligations and Plan Assets

The following table summarize the benefit obligations, plan assets and funded status associated with pension and post-employment health care and life insurance benefit plans for the years ended December 31, 2013 and 2012.

	Pension		Health Care and Life
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
	(in millions)
Change in Benefit Obligations
At January 1	$256	$249	$—	$—
Acquisition of SuperMedia plans on April 30, 2013	506	—	22	—
Service cost	1	—	—	—
Interest cost	22	11	1	—
Actuarial loss (gain), net	(59)	28	2	—
Benefits paid	(81)	(32)	(10)	—
Benefit obligations at December 31	$645	$256	$15	$—

Change in Plan Assets
At January 1	$178	$174	$—	$—
SuperMedia assets received on April 30, 2013	531	—	—	—
Plan contributions	5	15	—	—
Actual return (loss) on plan assets	(15)	21	—	—
Benefits paid	(81)	(32)	—	—
Plan assets at December 31	$618	$178	$—	$—

Funded Status at December 31 (plan assets less benefit obligations)	$(27)	$(78)	$(15)	$—
The accumulated benefit obligation for all defined benefit pension plans was $643 million and $256 million as of December 31, 2013 and 2012, respectively.
During the years ended December 31, 2013 and 2012, the Company made cash contributions of $4 million and $14 million, respectively, to qualified pension plans as required under pension accounting guidelines.
Contributions to and payments made out of plan assets include non-qualified pension plan payments of $1 million for both the years ended December 31, 2013, and 2012.
The following table sets forth the amounts recognized in the Company’s consolidated balance sheets at December 31, 2013 and 2012.

	Pension		Health Care and Life
	At December 31,		At December 31,
	2013	2012	2013	2012
	(in millions)
Non-current assets	$41	$—	$—	$—
Current liabilities	(1)	(1)	(1)	—
Non-current liabilities	(67)	(77)	(14)	—
Net asset (liability) at December 31	$(27)	$(78)	$(15)	$—
Identified below are amounts associated with the pension plans that have an accumulated benefit obligation greater than plan assets as of December 31, 2013 and 2012.

	At December 31,
	2013	2012
	(in millions)
Accumulated benefit obligation	$386	$256
Projected benefit obligation	389	256
Plan assets	321	178

The unrecognized net actuarial losses recorded in accumulated other comprehensive income (loss), (pre-tax), for the years ended December 31, 2013 and 2012, are shown below.

	Pension		Health Care and Life
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
	(in millions)
Unrecognized actuarial (loss), net	$(29)	$(47)	$(2)	$—
The unrecognized actuarial (loss) related to the post-employment benefits plans and pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost (income) over the next fiscal year is less than $1 million.
The following table sets forth the weighted-average assumptions used for determining the benefit obligations for the years ended December 31, 2013 and 2012.

	Pension		Health Care and Life
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
Discount rate	4.77%	3.65%	5.01%	—
Rate of compensation increase	3.50%	—%	3.50%	—
Initial trend rate pre-Medicare	—	—	8.00%	—
Initial trend rate Medicare	—	—	7.50%	—
Ultimate trend rate	—	—	5.00%	—
Year attained	—	—	2024	—
The discount rate reflects the current rate at which the projected benefit obligations could be settled or paid out to participants at the end of the year. We determine our discount rate based on a range of factors, including a yield curve comprised of the rates of return on several hundred high-quality, fixed-income corporate bonds available on the measurement date for the related expected duration for the obligations.
Health Care Trend Impact - One Percentage Point
Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rate would have the following effects.

	Increase	Decrease
	(in millions)
Effect on total service and interest cost for the year ending December 31, 2013	$—	$—
Effect on December 31, 2013, post-employment benefit obligation	$1	$(1)
Expected Cash Flows
During the years ended December 31, 2013 and 2012, the Company made cash contributions of $4 million and $14 million, respectively, to qualified pension plans as required under pension accounting guidelines. In 2014, Company anticipates making cash contributions of $10 million to its qualified pension plans.

The following table sets forth the expected future benefit payments.

	Pension	Health Care and Life
	(in millions)
2014	$49	$1
2015	48	1
2016	48	1
2017	46	1
2018	45	1
2019 to 2023	216	5
Pension Plan Assets
Our portfolio strategy has been a long-term equity fixed income approach. SuperMedia has focused on a liability driven investment strategy, where the objective is to reduce funding risk by better aligning assets with liabilities. While target allocation percentages will vary over time, the Company's overall investment strategy is to achieve a mix of assets, which allows us to meet projected benefits payments while taking into consideration risk and return. Depending on perceived market efficiencies and various other factors, we use both active and passive management approaches.

The fair values of the Company’s pension plan assets as of December 31, 2013 by asset category are as follows.

	Total	Level 1 (quoted prices in active markets)	Level 2 (significant observable input)	Level 3 (significant unobservable inputs)
	(in millions)
Cash and cash equivalents	$22	$4	$18	$—
Equity funds	96	—	96	—
Equity securities	20	20	—	—
U.S. treasuries and agencies	180	—	180	—
Corporate bonds	16	—	16	—
Other fixed income	26	(12)	38	—
Hedge funds	258	—	—	258
Total	$618	$12	$348	$258

The fair values of the Company’s pension plan assets as of December 31, 2012 by asset category are as follows.

	Total	Level 1 (quoted prices in active markets)	Level 2 (significant observable input)	Level 3 (significant unobservable inputs)
	(in millions)
Cash and cash equivalents	$15	$—	$15	$—
Equity funds	82	—	82	—
Equity securities	17	17	—	—
U.S. treasuries and agencies	25	—	25	—
Corporate bonds	9	—	9	—
Other fixed income	30	—	30	—
Total	$178	$17	$161	$—

Cash and cash equivalents are comprised of cash and high-grade money market instruments with short-term maturities. Equity funds include two index funds; one domestic focused and one international focused. Equity securities are investments in public company stock. U.S. treasuries and agencies are fixed income investments in U.S. government securities. Corporate bonds are investments in corporate debt. Other fixed income includes a fixed income mutual fund, fixed income investment in non-U.S. agencies, investments in asset backed securities, and swaps. Fixed income investments are intended to protect the invested principal while paying out a regular income. Hedge funds are private investment vehicles that manage portfolios of securities and use a variety of investment strategies with the objective to provide positive total returns regardless of market performance. The Company uses derivatives, such as swaps and futures, to mitigate interest rate risk. Additionally, and when appropriate, derivatives are used to match a specific benchmark thus keeping assets fully invested.
The Company uses net asset value (“NAV”) to determine the fair value of all the underlying investments which do not have a readily determinable value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2013, the Company used NAV to value its hedge fund investments (Level 3 investments). These Level 3 investments do not have readily available market values. These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed.

The following table sets forth the change in fair value of Level 3 investments for the year ended December 31, 2013.

Hedge Fund Portfolio
(in millions)
Ending Balance as of December 31, 2012	$—
SuperMedia assets received April 30, 2013	285
Return on plan assets	13
Purchases and sales	(40)
Transfers in and/or out of Level 3	—
Ending Balance at December 31, 2013	$258
Hedge Fund Investments
Our hedge fund investments are made through limited partnership interests in various hedge funds that employ different trading strategies. The Company has no unfunded commitments to these investments and has redemption rights with respect to its investments that range up to three years. As of December 31, 2013, no single hedge fund made up more that 2% of total pension assets. Examples of strategies followed by our hedge funds include directional strategies, relative value strategies and event driven strategies. A directional strategy entails taking a net long or short position in a market. Relative value seeks to take advantage of mispricing between two related and often correlated securities with the expectation that the pricing discrepancy will be resolved over time. Relative value strategies typically involve buying and selling related securities. An event driven strategy uses different investment approaches to profit from reactions to various events. Typically events can include acquisitions, divestitures or restructurings that are expected to affect individual companies and may include long and short positions in common and preferred stocks, as well as debt securities and options.
The weighted asset allocation percentages for the pension plans by asset category are shown in the table below, as of December 31, 2013 and 2012.

	At December 31,
	2013	2012
Cash and cash equivalents	3.4%	—%
Fixed income investments	35.9	37.3
Equity investments	18.9	62.7
Hedge funds	41.8	—
Total	100.0%	100.0%
For 2014, the Company's target asset allocation for the Dex One Retirement Account and the Dex Media, Inc. Pension Plan is 65% equity investments and 35% fixed income investments. The target asset allocation for the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees is a range of 45-55% hedge fund investment, 40-55% fixed income investments and 0-15% cash. While target allocation percentages will vary over time, the Company's overall investment strategy is to achieve a mix of assets, which allows us to meet projected benefits payments while taking into consideration risk and return.

Expected Rate of Return for Pension Assets
The expected rate of return for the pension assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on the plan assets is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. Historical performance is considered for the types of assets in which the plan invests. Independent market forecasts and economic and capital market considerations are also utilized. The 2014 expected rate of return for the Dex One Retirement Account and the Dex Media, Inc. Pension Plan is 7.5%. The 2014 expected rate of return for the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees is 6.0%. The expected rates of return used in 2013 and 2012 for the Dex One Retirement Account and the Dex Media, Inc. Pension Plans was 7.5% in both years. The actual rate of return on assets during 2013 and 2012 for the Dex One Retirement Account and the Dex Media, Inc. Pension Plan was 17.2% and 13.2%, respectively. The actual rate of return on assets during the eight months ending December 31, 2013 for the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees was (8.0%).
Savings Plans

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex One 401(k) Savings Plan, the Dex One Restoration Plan and the Dex Media, Inc. Employee Savings Plan; and, in conjunction with the merger with SuperMedia, the SuperMedia Savings Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax or after-tax basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the year ended December 31, 2013, the Company recorded total savings plan expense of $12 million, which includes May 1, 2013 through December 31, 2013 activity associated with the SuperMedia Savings Plan. For the year ended December 31, 2012 and 2011, the Company recorded total savings plan expense of $10 million and $11 million, respectively.

Note 11	Stock-Based Compensation

Impact of Merger on Former Dex One Equity Compensation Plans

The Merger Agreement specified how equity compensation awards issued by Dex One prior to completion of the merger with SuperMedia would be treated. For stock option awards, if the closing price of Dex One common stock on the day before the closing date of the merger was less than or equal to the strike price for an option, such option was considered "underwater" and was canceled for no value. If the Dex One closing price exceeded the strike price, such options were considered "in the money" and converted into a fully-vested option, subject to the modifications to both the number of shares that could be acquired upon exercise of the option and the per share exercise price resulting from the 1-for-5 reverse split. All stock appreciation rights were underwater at the time of the merger and were therefore canceled. For restricted stock awards, each share of restricted stock was converted into 0.2 shares of Dex Media common stock. Each restricted stock unit denominated in shares of Dex One stock that was unsettled, became vested and converted into the right to receive a number of shares of Dex Media common stock equal to the number of stock units multiplied by the 0.2 conversion rate. As a result of these merger related stock transactions, the Company accelerated $2 million of expense related to these awards during the three months ended June 30, 2013 and such amounts were included as part of merger transaction costs.

Dex Media Equity Compensation Plans

The Dex Media, Inc. Equity Incentive Plan and the Dex Media, Inc. Amended and Restated Long-Term Incentive Plan
(the "Plans") provide for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. As of December 31, 2013, the maximum number of shares of Dex Media common stock authorized for issuance under the Plans is 1,264,911. During 2013, the Company granted equity awards under the Plans.

Restricted Stock

The Plans provide for grants of restricted stock. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of Dex Media common stock on the date of grant.

During 2013, certain employees were granted restricted stock awards that cliff vest on December 31, 2015. Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

All unvested shares of restricted stock will immediately terminate upon the employee's termination of employment with the Company on or before December 31, 2015 except that the Compensation and Benefits Committee of the Board of Directors, at its sole option and election, may permit the accelerated vesting of the award. In the event of the employee's termination of service by the Company without cause or by the employee for good reason within six months prior to or two years following a change in control, any unvested restricted stock will become fully vested on the date of such termination or the date of the change in control, if such termination occurs within six months prior to such change in control.

Changes in the Company's outstanding restricted stock awards were as follows for the year ended December 31, 2013.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding restricted stock at January 1, 2013	107,929	$17.05
Granted	346,652	10.20
Vested	(84,479)	16.95
Forfeitures	(13,964)	11.90
Outstanding restricted stock at December 31, 2013	356,138	$10.28

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

A stock option holder may pay the option exercise price in cash by delivering unrestricted shares to the Company having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a combination of these methods or by any other method approved by the Compensation and Benefits Committee of the Company's Board of Directors. Options may not be re-priced without the approval of the Company's shareholders.

If the Company terminates the employee without cause or the employee resigns for good reason, then the employee is only eligible for the stock options that vested on or before the effective date of such termination of employment or resignation. If the Company terminates the employee for cause, then the employee's stock options, whether or not vested, shall terminate immediately upon termination of employment. In the event the employee is terminated by the Company without cause or by the employee for good reason within six months prior to or two years following a change in control, any unvested portion of the options shall become fully vested on the date of such termination or the date of the change in control, if such termination occurs within six months prior to such change in control.

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. The model incorporates assumptions regarding inputs as follows:

•
Expected volatility is a blend of the implied volatility of Dex Media common stock as of the grant date, the historical volatility of Dex Media common stock over its history, and the historical volatility of ten of Dex Media's peer companies;

•	Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and

•	The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average stock option fair values and assumptions for the year ended December 31, 2013 are disclosed in the following table.

Year Ended
December 31, 2013
Weighted average fair value of grants	$5.63
Dividend yield	—
Volatility	55.95%
Risk-free interest rate	2.23%
Expected life (in years)	6.25
Changes in the Company's outstanding stock option awards for the year ended December 31, 2013 were as follows.

	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1, 2013	575,102	$55.85	8.13	$203
Granted	430,600	10.25	10	—
Exercises	(123,516)	7.01	7.92	—
Forfeitures/expirations	(440,053)	70.82	8.00	—
Outstanding stock option awards at December 31, 2013	442,133	$10.15	9.64	$5,422

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011. As a result of merger related stock transactions in 2013, the Company accelerated $2 million of expense related to these awards during the three months ended June 30, 2013 and such amounts were included as part of merger transaction costs. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss).

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Stock-based compensation expense	$4	$5	$5
As of December 31, 2013, unrecognized compensation expense related to the unvested portion of the Company's restricted stock and stock option awards was approximately $5 million, and is expected to be recognized over a weighted-average period of approximately 2.7 years.

Note 12     Income Taxes

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 are shown in the table below.

	Years Ended December 31,
	2013	2012	2011
Current	(in millions)
Federal	$(22)	$(5)	$(19)
State and local	(3)	5	3
	(25)	—	(16)
Deferred
Federal	(319)	4	(74)
State and local	(32)	2	(35)
	(351)	6	(109)
Total provision (benefit) for income taxes	$(376)	$6	$(125)

The following table shows the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.2	4.3	3.6
Non-deductible interest expenses	(0.4)	11.8	—
Non-deductible goodwill impairment charge	(2.2)	—	(27.5)
Tax attribution reduction	(0.1)	(4.3)	—
Subsidiary basis adjustment	1.3	19.1	12.6
Change in valuation allowance	(5.9)	(63.8)	(8.0)
Change in unrecognized tax benefits	2.4	—	2.9
Change in state tax laws	(0.2)	4.3	—
Other, net	(0.6)	6.4	0.8
Effective tax rate	31.5%	12.8%	19.4%

The effective tax rate for 2013 is primarily impacted by the increase in recorded valuation allowances, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.

The lower 2012 effective tax rate is primarily due to changes in recorded valuation allowances, changes in certain deferred tax liabilities associated with subsidiary basis adjustments, the impact of a non-deductible component of interest expense related to our debt obligations, and the impact of state income taxes.

The lower 2011 effective tax rate is primarily due to the non-deductible component of the goodwill impairment charge, changes in recorded valuation allowances, changes in certain deferred tax liabilities associated with subsidiary basis adjustments, and the impact of state income taxes.

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized. Significant components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are shown in the following table.

	At December 31,
	2013	2012
	(in millions)
Deferred tax assets
Deferred revenue	$4	$9
Allowance for doubtful accounts	7	14
Deferred and other compensation	13	9
Capital investments	6	6
Debt and other interest	148	1
Pension and other post-employment benefits	34	29
Net operating loss and credit carryforwards	341	434
Other, net	21	7
Total deferred tax assets	574	509
Valuation allowance	(208)	(133)
Net deferred tax assets	$366	$376
Deferred tax liabilities
Fixed assets and capitalized software	$(33)	$(33)
Goodwill and intangible assets	(285)	(337)
Deferred directory costs	(35)	(2)
Investment in subsidiaries	(10)	(18)
Gain on debt retirement	(22)	—
Total deferred tax liabilities	$(385)	$(390)
Net deferred tax liability	$(19)	$(14)

The bankruptcy related plan of reorganization associated with the merger of Dex One and SuperMedia resulted in a significant modification of certain debt for tax purposes. This resulted in a deemed exchange of debt which created cancellation of indebtedness income (“CODI”) of $428 million, representing the excess of debt face value over its fair value. Generally, CODI must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code allowed the Company to exclude this CODI from taxation. This CODI created a deferred tax asset related to additional original issue discount (“OID”) for tax purposes which was primarily offset by the required tax attribute reductions associated with the non-taxable CODI. The above increase in the debt and other interest deferred tax assets is primarily the deferred tax benefit associated with the additional OID for tax purposes. The reductions to net operating loss deferred tax assets and intangible deferred tax liabilities were primarily attributable to tax attribute reductions along with the book related impairment of intangible assets. The Company also repurchased and retired a portion of our debt at below par in the year ended December 31, 2013, which created $3 million of CODI and related tax attribute reductions.

After assessing the amount of deferred tax assets that are more likely than not to be realized, the Company established a valuation allowance for years ending December 31, 2013 and 2012 of $208 million and $133 million respectively, representing the extent to which deferred tax assets are not supported by future reversals of existing deferred tax liabilities.

At December 31, 2013, the Company had pre-tax net operating loss carryforwards, of $762 million for federal income tax purposes and $1,756 million for state income tax purposes, which will begin to expire in 2029 and 2014, respectively.

The Company files its income tax returns with federal and various state jurisdictions within the United States. Tax years 2010 through 2012 are subject to examination by the Internal Revenue Service. State tax returns are open for examination for an average of three years; however, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards. The Company currently does not have any significant federal, state or local examinations in process.

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. The following table shows changes to and balances of unrecognized tax benefits for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
	(in millions)
Balance at beginning of period	$6	$6
Additions for tax positions related to SuperMedia acquisition	45	—
Additions for tax positions related to the current year	1	—
Reductions for tax positions related to the current year	—	—
Reductions for tax positions related to prior years	—	—
Gross reductions for tax positions related to the lapse of applicable statute of limitations	(33)	—
Settlements	—	—
Balance at end of period	$19	$6

As a result of the merger, the Company recorded $45 million of additional unrecognized tax benefits related to various SuperMedia federal and state tax issues. During the second half of 2013, the statute of limitations expired in various jurisdictions and the Company released $33 million of unrecognized tax benefits, most of which related to federal tax issues.

The majority of unrecognized tax benefits including interest accruals, if recognized, would impact the effective tax rate. The Company recorded interest and penalties related to unrecognized tax benefits as part of the provision (benefit) for income taxes on the Company’s consolidated statements of comprehensive income (loss). During the tax years ended December 31, 2013 and 2011, the Company recognized $3 million, and $5 million in interest benefit, net, respectively, on the Company’s consolidated statements of comprehensive income (loss). Unrecognized tax benefits include $1 million of accrued interest as of December 31, 2013.

It is reasonably possible that a majority of unrecognized tax benefits could decrease within the next twelve months, due to expiration of the statute of limitations in various jurisdictions.

Deferred Income Tax Asset Valuation Allowance

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Balance at beginning of period	$133	157	$98
Net additions charged to revenue and expense	75	(24)	59
Net charges to other balance sheet accounts	—	—	—
Write-offs and other deductions	—	—	—
Balance at end of period	$208	$133	$157

Note 13     Contingencies

Litigation

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

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain officers of SuperMedia (but not against SuperMedia or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of SuperMedia's common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of SuperMedia's current officers (but not against SuperMedia or its subsidiaries). The suit was filed by Wade L. Jones on behalf of purchasers of SuperMedia's bonds between March 27, 2008 and March 30, 2009, inclusive. On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas. The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding SuperMedia's financial performance and condition. Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act. The plaintiffs were seeking unspecified compensatory damages and reimbursement for litigation expenses. Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs' attorney have been selected (the “Buettgen” case). On April 12, 2010, SuperMedia filed a motion to dismiss the entire Buettgen complaint. On August 11, 2010, in a one line order without an opinion, the court denied SuperMedia's motion to dismiss. On May 19, 2011, the court granted the plaintiffs' motion certifying a class. Subsequently, the Fifth Circuit Court of Appeals denied SuperMedia's petition for an interlocutory appeal of the class certification order. On September 24, 2012, the SuperMedia defendants filed a motion for summary judgment seeking a complete dismissal which was denied on February 20, 2013. The parties entered into a tentative settlement of the matter on April 1, 2013. The Court has approved the settlement and dismissed the defendants at the fairness hearing held on November 12, 2013. The Company's insurance carriers fully funded the settlement pursuant to the Court's order preliminarily approving the settlement.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase. The Company awaits the orders of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee (“EBC”) and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the United States Circuit Court of Appeals for the Fifth Circuit. The briefing is ongoing and awaits the order of the court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, formerly Idearc Inc. ("Idearc") filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has been completed. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. Briefing on the petition is complete and we await the order of the court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against SuperMedia, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

On June 26, 2012, SuperMedia filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where SuperMedia seeks a declaratory judgment approving SuperMedia's right to enact several amendments that were made to its retiree health and welfare benefit plans, and more generally SuperMedia's right to modify, amend or terminate these plans. Several of the defendants filed motions to dismiss as well as a counterclaim. SuperMedia filed a motion to dismiss the counterclaim. On August 8, 2013, the court granted several of the defendants’ motion to dismiss and dismissed the defendants’ counterclaim. SuperMedia settled this matter favorably after mediation. The court on January 10, 2014, preliminarily approved the settlement, ordered notice to the entire settlement class and set a fairness hearing for April 22, 2014.

On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia, formerly Idearc, in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer ("CFO") of SuperMedia in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed SuperMedia prior to the spin-off by not having the requisite number of directors under Delaware law. The plaintiff alleges that since SuperMedia was improperly formed, the former CFO did not have the authority to execute the note on behalf of SuperMedia and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy. The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant's behalf.

Note 14	Quarterly Financial Information (Unaudited)

The following tables set forth the Company's quarterly results of operations for the years ended December 31, 2013 and 2012.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in millions, except per share amounts)
Operating revenue	$288	$335	$392	$429
Operating income (loss)	19	(146)	(147)	(576)
Net (loss)	(59)	(69)	(135)	(556)
Comprehensive income (loss)	(58)	(76)	(139)	(536)
Basic and diluted earnings (loss) per share	$(5.84)	$(4.58)	$(7.85)	$(32.29)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in millions, except per share amounts)
Operating revenue	$338	$327	$314	$299
Operating income	39	26	22	16
Net income (loss)	52	45	(19)	(37)
Comprehensive income (loss)	52	45	(19)	(53)
Basic and diluted earnings (loss) per share	$5.09	$4.43	$(1.82)	$(3.56)

The quarter ended December 31, 2013 includes a non-cash impairment charge of $458 million associated with the write down of goodwill of $74 million and intangible assets of $384 million.
During the quarter ended March 31, 2012, June 30, 2012 and December 31, 2013 the Company recognized non-taxable gains on early extinguishment of debt of $69 million, $71 million and $9 million, respectively. For additional information related to gains on early extinguishment of debt, see Note 8.
The weighted average shares outstanding for periods prior to April 30, 2013 have been adjusted to reflect the 1-for-5 reverse stock split of Dex One common stock.

In the fourth quarter of 2013, the Company corrected an error in the application of GAAP that was immaterial to all affected prior periods and was associated with the timing of revenue recognition in prior periods for its DGA service offering. The prior periods affected were from January 1, 2012 through September 30, 2013. For additional information regarding the correction of an error in prior periods, see Note 1.

The amounts included in the tables above have been revised to reflect the correction of the error associated with the timing of revenue recognition for DGA, and therefore differ from the amounts previously filed by Dex One in its 2012 Form 10-Q's, its 2012 Annual Report on Form 10-K and its Form 10-Q for the first quarter of 2013; and, following the merger, by Dex Media in its Form 10-Q’s for the second and third quarters of 2013.
The following tables show the impact of the error correction to each of the quarters previously reported in 2013 and 2012. There was no impact to the total cash flows from operating, investing, or financing activities.

	Three Months Ended September 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$397	$(5)	$392
Operating income (loss)	(142)	(5)	(147)
Provision (benefit) for income taxes	(109)	(2)	(111)
Net income (loss)	(132)	(3)	(135)
Comprehensive income (loss)	(136)	(3)	(139)
Basic and diluted earnings (loss) per common share	(7.66)	(0.19)	(7.85)

	Three Months Ended June 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$345	$(10)	$335
Operating income (loss)	(136)	(10)	(146)
Provision (benefit) for income taxes	(148)	(9)	(157)
Net income (loss)	(68)	(1)	(69)
Comprehensive income (loss)	(75)	(1)	(76)
Basic and diluted earnings (loss) per common share	(4.56)	(0.02)	(4.58)

	Three Months Ended March 31, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$288	$—	$288
Operating income (loss)	19	—	19
Provision (benefit) for income taxes	(1)	—	(1)
Net income (loss)	(59)	—	(59)
Comprehensive income (loss)	(58)	—	(58)
Basic and diluted earnings (loss) per common share	(5.83)	(0.01)	(5.84)

	Three Months Ended December 31, 2012
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$301	$(2)	$299
Operating income (loss)	18	(2)	16
Provision (benefit) for income taxes	10	(1)	9
Net income (loss)	(36)	(1)	(37)
Comprehensive income (loss)	(52)	(1)	(53)
Basic and diluted earnings (loss) per common share	(3.48)	(0.08)	(3.56)

	Three Months Ended September 30, 2012
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$320	$(6)	$314
Operating income (loss)	28	(6)	22
Provision (benefit) for income taxes	(6)	—	(6)
Net income (loss)	(13)	(6)	(19)
Comprehensive income (loss)	(13)	(6)	(19)
Basic and diluted earnings (loss) per common share	(1.25)	(0.57)	(1.82)

	Three Months Ended June 30, 2012
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$335	$(8)	$327
Operating income (loss)	34	(8)	26
Provision (benefit) for income taxes	4	—	4
Net income (loss)	53	(8)	45
Comprehensive income (loss)	53	(8)	45
Basic and diluted earnings (loss) per common share	5.23	(0.80)	4.43

	Three Months Ended March 31, 2012
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$344	$(6)	$338
Operating income (loss)	45	(6)	39
Provision (benefit) for income taxes	(1)	—	(1)
Net income (loss)	58	(6)	52
Comprehensive income (loss)	58	(6)	52
Basic and diluted earnings (loss) per common share	5.73	(0.64)	5.09
As a result of acquisition accounting, SuperMedia's historical results through April 30, 2013 have not been included in the Company's consolidated results. SuperMedia's post-merger results from May 1, 2013 through December 31, 2013 are included in the consolidated financial statements of the Company, representing operating revenue of $370 million, ($296) million of operating (loss) and ($307) million net (loss). The following table sets forth SuperMedia's post-merger quarterly results of operations from May 1, 2013 through December 31, 2013, that are included in the tables above.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in millions)
Operating revenue	$—	$61	$132	$177
Operating (loss)	—	(87)	(70)	(139)
Net (loss)	—	(93)	(60)	(154)

Note 15	Dex Media, Inc.'s Parent Company Financial Statements

As provided for in our senior secured credit facilities, each of the Company’s operating subsidiaries, with the exception of SuperMedia, are to fund their share of Dex Media, Inc.'s Parent Company’s interest obligations associated with its senior subordinated notes. Each of our operating subsidiaries fund on a proportionate basis of those expenses paid by Dex Media, Inc.'s Parent Company to fund the daily operations of our operating subsidiaries. Except for certain limited situations, including those noted above, the senior secured credit facilities restrict the ability of the Company and its subsidiaries to dividend assets to any third party and of our subsidiaries to pay dividends, loans or advances to Dex Media, Inc.'s Parent Company. See Note 8, “Long-Term Debt” for a further description of our debt instruments.
Condensed Parent Company Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Expenses	$22	$13	$17
Partnership and equity (income) loss	800	(47)	523
Operating income (loss)	(822)	34	(540)
Interest expense, net	32	34	38
Income (loss) before gains on early extinguishment of debt and provision (benefit) for income taxes	(854)	—	(578)
Gains on early extinguishment of debt	—	71	—
Income (loss) before provision (benefit) for income taxes	(854)	71	(578)
Provision (benefit) for income taxes	(35)	30	(59)
Net income (loss)	(819)	41	(519)
Other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	$(819)	$41	$(519)
Condensed Parent Company Balance Sheets

	At December 31,
	2013	2012
	(in millions)
Assets
Current Assets
Cash and cash equivalents	$3	$3
Accrued tax receivable	17	—
Deferred tax assets	1	—
Prepaid expenses and other	—	1
Total current assets	21	4
Investment in subsidiaries	—	275
Deferred tax assets	—	—
Total Assets	$21	$279

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$—	$220
Affiliates payable, net	15	14
Accounts payable and accrued liabilities	2	—
Accrued interest	8	8
Current deferred income taxes	—	—
Total current liabilities	25	242
Long-term debt	236	—
Investment in subsidiaries	463	—
Deferred tax liabilities	—	17
Total shareholders' equity (deficit)	(703)	20
Total Liabilities and Shareholders' Equity (Deficit)	$21	$279

Condensed Parent Company Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities	$—	$2	$40
Cash flow from investing activities
Additions to fixed assets and capitalized software	—	—	—
Contributions to subsidiaries	—	—	(12)
Intercompany loan	—	—	(2)
Net cash (used) in investing activities	—	—	(14)
Cash flow from financing activities
Debt repayments	—	(27)	—
Net cash (used) in financing activities	—	(27)	—

Increase (decrease) in cash and cash equivalents	—	(25)	26
Cash and cash equivalents, beginning of year	3	28	2
Cash and cash equivalents, end of year	$3	$3	$28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company’s principal independent registered public accounting firms for the two year period ended December 31, 2013.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities Exchange Commission and that information that we are required to disclose in our Securities and Exchange Commission  reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

On April 30, 2013, we acquired SuperMedia Inc (“SuperMedia”). In accordance with SEC Release No. 33-8760, we excluded SuperMedia from our assessment of internal control over financial reporting for 2013.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). The assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on its assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of internal control over financial reporting, as stated in their report which follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Dex Media, Inc. and subsidiaries

We have audited Dex Media, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Dex Media, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SuperMedia Inc., which is included in the 2013 consolidated financial statements of Dex Media, Inc. and subsidiaries and constituted 47% and 44% of total assets and total liabilities, respectively, as of December 31, 2013 and 26% and 38% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Dex Media, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of SuperMedia Inc.

In our opinion, Dex Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dex Media, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows for the period ended December 31, 2013 of Dex Media, Inc. and subsidiaries and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

March 14, 2014

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The information required by this Item 10 with respect to our directors, corporate governance matters and committees of the Board of Directors will be contained in our definitive proxy statement relating to our 2014 annual meeting of shareholders to be held on May 14, 2014 (the “2014 Proxy Statement”), which is expected to be filed with the Securities Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2013. Information in response to this Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance - Code of Conduct, ” “Corporate Governance - “Audit and Finance Committee” and “Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, except that the information required by this Item 10 with respect to our executive officers is set forth in “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required in this Item 11 will be contained in the 2014 Proxy Statement under the heading “Executive and Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	$—	—
Equity compensation plans not approved by shareholders	442,133	10.15	377,261
Total	442,133	$10.15	377,261

Former Dex One Corporation Equity Incentive Plan and the former SuperMedia 2009 Long Term Incentive Plan were approved by the bankruptcy courts pursuant to Dex One's and SuperMedia's respective plans of reorganization in January 2010 and December 2009, respectively. As of the effective date of the Mergers, the Company assumed all obligations of Dex One and SuperMedia under these plans.

Additional information required in this Item 12 will be contained in the 2014 Proxy Statement under the heading “Stock Ownership Information - Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings “Corporate Governance - Director Independence” and “Related Person Transactions” and “Executive and Director Compensation - Compensation and Benefits Committee Interlocks and Insider Participation” in the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in this Item 14 will be contained in the 2014 Proxy Statement under the heading “Audit Committee - Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) and (2) - List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts is included in the notes to consolidated financial statements. The remaining schedules are not applicable and, therefore, have been omitted.

(b) Exhibits:

Exhibit No.	Document

2.1
Amended and Restated Plan of Merger by and among SuperMedia, Inc., Dex One Corporation, Newdex, Inc., and Spruce Acquisition Sub, Inc., dated December 5, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report of Dex One Corporation on Form 8-K, filed on December 6, 2012, Commission File No. 001-07155).

3.1
Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

3.3
Certificate of Change of Registered Agent and Registered Office of Dex Media, Inc., (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013, Commission File No. 001-35895).

4.1
First Supplemental Indenture by and among Dex One Corporation, Newdex, Inc. and The Bank of New York Mellon, dated April 30, 2013 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

4.2	Form of 12%/14% Senior Subordinated Notes due 2017.

10.1
Fourth Amended and Restated Credit Agreement by and among Dex Media, Inc., R.H. Donnelley Inc. as Borrower, the lenders party thereto, Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Deutsche Bank Trust Company Americas as Syndication Agent and Deutsche Bank Securities Inc., and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.2
Amended and Restated Credit Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media East, Inc. as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Deutsche Bank Trust Company Americas as Syndication Agent, and J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

Exhibit No.	Document
10.3
Amended and Restated Credit Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media West, Inc. as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Deutsche Bank Trust Company Americas as Syndication Agent, and J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.4
Amended and Restated Credit Agreement by and among Dex Media, Inc., SuperMedia Inc. as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, dated April 30, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.5
Amended and Restated Shared Services Agreement, by and among Dex One Service, Inc., R.H. Donnelley Inc., Dex Media Service LLC, Dex Media Holdings, Inc., Dex Media East, Inc., Dex Media West, Inc., Dex One Digital, Inc., R.H. Donnelley Corporation, SuperMedia Inc., SuperMedia LLC, SuperMedia Sales Inc., SuperMedia Services Inc. and SuperMedia UK, Ltd., dated April 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.6
Amended and Restated Tax Sharing Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media East, Inc., Dex Media West, Inc., Dex One Service, Inc., R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc. and Dex One Digital, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.7
SuperMedia - Dex Tax Sharing Agreement, by and among SuperMedia, Inc., SuperMedia Services Inc., Dex Media, Inc. and Dex One Service, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.8^
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.9^
Dex Media, Inc. Equity Incentive Plan (formerly known as the Dex One Corporation Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.10^
Dex Media, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.11^
Form of Dex Media, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.12^
Form of Dex Media, Inc. Amended and Restated Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.13^
Form of Dex Media, Inc. Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.14^
Form of Dex Media, Inc. Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.15^
Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013, Commission File No. 001-35895).

10.16^
Amended and Restated Employment Agreement, dated December 19, 2013 between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2013, Commission File No. 001-35895).

10.17
Registration Rights Agreement, dated as of January 29, 2010, among the Company and Franklin Advisers, Inc. and certain of its affiliates (incorporated by reference to Exhibit 4.3 to the Dex One Corporation's Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

Exhibit No.	Document
10.18
Non-Competition Agreement, dated as of January 3, 2003, by and among Dex One Corporation, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to Dex One Corporation's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).

10.19
Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.20
Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.21
Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.22
Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.23
Non-Competition Agreement, dated as of May 16, 2006, by and among the Dex One Corporation, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.24
Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.25
Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.26
Directory Services License Agreement, dated as of September 1, 2004, among the Dex One Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to Dex One Corporation's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.27
Non-Competition Agreement, dated as of September 1, 2004, by and between the Dex One Corporation and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to Dex One Corporation's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.28
Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to Dex One Corporation's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

Exhibit No.	Document
10.29
Publishing Agreement, dated as of November 8, 2002, as amended, by and among Dex Holding LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.'s Registration Statement on Form S‑4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

10.30
Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and between Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.'s Registration Statement on Form S‑4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

10.31^*	Board of Director Compensation Program

10.32^
Dex One Pension Benefit Equalization Plan, as Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.18 to Dex One Corporation's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.33
Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 21, 2006, Commission File No. 001-32939).

10.34
Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 21, 2006, Commission File No. 001-32939).

10.35
Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 21, 2006, Commission File No. 001-32939).

10.36
Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 21, 2006, Commission File No. 001-32939).

10.37
Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to SuperMedia Inc.’s Current Report on Form 8-K/A, filed November 22, 2006, Commission File No. 001-32939).

10.38
Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to SuperMedia Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 001-32939).

10.39
Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services - West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 5, 2009, Commission File No. 001-32939).

10.40
Registration Rights Agreement, dated December 31, 2009, between SuperMedia Inc. and the holders named herein (incorporated by reference to Exhibit 10.4 to SuperMedia Inc.’s Current Report on Form 8-K, filed January 6, 2010, Commission File No. 001-32939).

10.41^	Amended and Restated Executive Transition Plan, dated May 26, 2010 (incorporated by reference to SuperMedia Inc.’s Annual Report on Form 10-K, filed February 23, 2012, Commission File No. 001-32939).

10.42
Litigation Trust Agreement, dated December 31, 2009, by SuperMedia Inc. for the benefit of the Beneficiaries entitled to the Trust Assets (incorporated by reference to Exhibit 10.5 to SuperMedia Inc.’s Current Report on Form 8-K, filed January 6, 2010, Commission File No. 001-32939).

10. 43^*	General Release Agreement, dated as of May 3, 2014, by and between Dex One Corporation and Alfred T. Mockett.

10. 44^*	Severance Agreement and Release, dated as of May 3, 2014, by and between Dex One Corporation and Gregory W. Freiberg.

Exhibit No.	Document
10. 45^*	Severance Agreement and Release, dated as of May 3, 2014, by and between Dex One Corporation and Richard J. Hanna.

10. 46^*	Severance Agreement and Release, dated as of May 3, 2014, by and between Dex One Corporation and Mark W. Hianik.

10. 47^*	Severance Agreement and Release, dated as of May 3, 2014, by and between Dex One Corporation and Sylvester J. Johnson.

10.48^
Dex One Corporation Severance Plan - Senior Vice President, effective as amended January 26, 2012 (incorporated by reference to Exhibit 10.36 to the Dex One Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2012, Commission File No. 001-07155).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP

23.2*	Consent of Independent Registered Public Accounting Firm KPMG LLP

31.1*	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________________
* Filed herewith.
^ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2014.

Dex Media, Inc.

By:	/s/ Peter J. McDonald
Peter J. McDonald, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Peter J. McDonald	Chief Executive Officer	March 14, 2014
(Peter J. McDonald)	and Director (Principal Executive Officer)

/s/ Samuel D. Jones	Executive Vice President,	March 14, 2014
(Samuel D. Jones)	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Jonathan B. Bulkeley	Director	March 14, 2014
(Jonathan B. Bulkeley)

/s/ Thomas D. Gardner	Director	March 14, 2014
(Thomas D. Gardner)

/s/ Richard L. Kuersteiner	Director	March 14, 2014
(Richard L. Kuersteiner)

/s/ W. Kirk Liddell	Director	March 14, 2014
(W. Kirk Liddell)

/s/ Mark A. McEachen	Director	March 14, 2014
(Mark A. McEachen)

/s/ Thomas S. Rogers	Director	March 14, 2014
(Thomas S. Rogers)

/s/ John Slater	Director	March 14, 2014
(John Slater)

/s/ Alan F. Schultz	Director	March 14, 2014
(Alan F. Schultz)

/s/ Douglas D. Wheat	Director	March 14, 2014
(Douglas D. Wheat)

Exhibit Index

Exhibit No.	Document

2.1
Amended and Restated Plan of Merger by and among SuperMedia Inc., Dex One Corporation, Newdex, Inc., and Spruce Acquisition Sub, Inc., dated December 5, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report of Dex One Corporation on Form 8-K, filed on December 6, 2012, Commission File No. 001-07155).

3.1
Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

3.3
Certificate of Change of Registered Agent and Registered Office of Dex Media, Inc., (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013, Commission File No. 001-35895).

4.1
First Supplemental Indenture by and among Dex One Corporation, Newdex, Inc. and The Bank of New York Mellon, dated April 30, 2013 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

4.2	Form of 12%/14% Senior Subordinated Notes due 2017.

10.1
Fourth Amended and Restated Credit Agreement by and among Dex Media, Inc., R.H. Donnelley Inc. as Borrower, the lenders party thereto, Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Deutsche Bank Trust Company Americas as Syndication Agent and Deutsche Bank Securities Inc., and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.2
Amended and Restated Credit Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media East, Inc. as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Deutsche Bank Trust Company Americas as Syndication Agent, and J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.3
Amended and Restated Credit Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media West, Inc. as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Deutsche Bank Trust Company Americas as Syndication Agent, and J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas as Joint Lead Arrangers and Joint Bookrunners, dated April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.4
Amended and Restated Credit Agreement by and among Dex Media, Inc., SuperMedia Inc. as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, dated April 30, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.5
Amended and Restated Shared Services Agreement, by and among Dex One Service, Inc., R.H. Donnelley Inc., Dex Media Service LLC, Dex Media Holdings, Inc., Dex Media East, Inc., Dex Media West, Inc., Dex One Digital, Inc., R.H. Donnelley Corporation, SuperMedia Inc., SuperMedia LLC, SuperMedia Sales Inc., SuperMedia Services Inc. and SuperMedia UK, Ltd., dated April 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.6
Amended and Restated Tax Sharing Agreement by and among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media East, Inc., Dex Media West, Inc., Dex One Service, Inc., R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc. and Dex One Digital, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.7
SuperMedia - Dex Tax Sharing Agreement, by and among SuperMedia, Inc., SuperMedia Services Inc., Dex Media, Inc. and Dex One Service, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.8^
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed May 3, 2013, Commission File No. 001-35895).

10.9^
Dex Media, Inc. Equity Incentive Plan (formerly known as the Dex One Corporation Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.10^
Dex Media, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.11^
Form of Dex Media, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.12^
Form of Dex Media, Inc. Amended and Restated Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.13^
Form of Dex Media, Inc. Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.14^
Form of Dex Media, Inc. Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 11, 2013, Commission File No. 001-35895).

10.15^
Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013, Commission File No. 001-35895).

10.16^
Amended and Restated Employment Agreement, dated December 19, 2013 between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2013, Commission File No. 001-35895).

10.17
Registration Rights Agreement, dated as of January 29, 2010, among the Company and Franklin Advisers, Inc. and certain of its affiliates (incorporated by reference to Exhibit 4.3 to the Dex One Corporation's Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.18
Non-Competition Agreement, dated as of January 3, 2003, by and among Dex One Corporation, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to Dex One Corporation's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).

10.19
Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.20
Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.21
Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.22
Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.23
Non-Competition Agreement, dated as of May 16, 2006, by and among the Dex One Corporation, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.24
Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.25
Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to Dex One Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.26
Directory Services License Agreement, dated as of September 1, 2004, among the Dex One Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to Dex One Corporation's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.27
Non-Competition Agreement, dated as of September 1, 2004, by and between the Dex One Corporation and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to Dex One Corporation's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.28
Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to Dex One Corporation's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.29
Publishing Agreement, dated as of November 8, 2002, as amended, by and among Dex Holding LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.'s Registration Statement on Form S‑4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

10.30
Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and between Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.'s Registration Statement on Form S‑4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

10.31^*	Board of Director Compensation Program

10.32^
Dex One Pension Benefit Equalization Plan, as Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.18 to Dex One Corporation's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.33
Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 21, 2006, Commission File No. 001-32939).

10.34
Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 21, 2006, Commission File No. 001-32939).

10.35
Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 21, 2006, Commission File No. 001-32939).

10.36
Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 21, 2006, Commission File No. 001-32939).

10.37
Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to SuperMedia Inc.’s Current Report on Form 8-K/A, filed November 22, 2006, Commission File No. 001-32939).

10.38
Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to SuperMedia Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 001-32939).

10.39
Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services - West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 5, 2009, Commission File No. 001-32939).

10.40
Registration Rights Agreement, dated December 31, 2009, between SuperMedia Inc. and the holders named herein (incorporated by reference to Exhibit 10.4 to SuperMedia Inc.’s Current Report on Form 8-K, filed January 6, 2010, Commission File No. 001-32939).

10.41^	Amended and Restated Executive Transition Plan, dated May 26, 2010 (incorporated by reference to SuperMedia Inc.’s Annual Report on Form 10-K, filed February 23, 2012, Commission File No. 001-32939).

10.42
Litigation Trust Agreement, dated December 31, 2009, by SuperMedia Inc. for the benefit of the Beneficiaries entitled to the Trust Assets (incorporated by reference to Exhibit 10.5 to SuperMedia Inc.’s Current Report on Form 8-K, filed January 6, 2010, Commission File No. 001-32939).

10. 43^*	General Release Agreement, dated as of May 3, 2014, by and between Dex One Corporation and Alfred T. Mockett.

10. 44^*	Severance Agreement and Release, dated as of May 3, 2014, by and between Dex One Corporation and Gregory W. Freiberg.

10. 45^*	Severance Agreement and Release, dated as of May 3, 2014, by and between Dex One Corporation and Richard J. Hanna.

10. 46^*	Severance Agreement and Release, dated as of May 3, 2014, by and between Dex One Corporation and Mark W. Hianik.

10. 47^*	Severance Agreement and Release, dated as of May 3, 2014, by and between Dex One Corporation and Sylvester J. Johnson.

10.48^
Dex One Corporation Severance Plan - Senior Vice President, effective as amended January 26, 2012 (incorporated by reference to Exhibit 10.36 to the Dex One Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2012, Commission File No. 001-07155).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP

23.2*	Consent of Independent Registered Public Accounting Firm KPMG LLP

31.1*	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
^ Management contract or compensatory plan.