Form 10-Q
period 2014-03-31
DEX MEDIA, INC.
filed 2014-05-07
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 1, 2014, there were 17,633,888 shares of the registrant's common stock outstanding.

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

i

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other periodic reports we file with the Securities and Exchange Commission (the “SEC”), including the information in this report and “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof or, in the case of statements incorporated by reference, on the date of the document incorporated by reference. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013

Operating Revenue	$456	$288

Operating Expenses
Selling	115	65
Cost of service (exclusive of depreciation and amortization)	150	84
General and administrative	23	31
Depreciation and amortization	161	89
Total Operating Expenses	449	269
Operating Income	7	19
Interest expense, net	90	43
(Loss) Before Reorganization Items and (Benefit) for Income Taxes	(83)	(24)
Reorganization items	—	36
(Loss) Before (Benefit) for Income Taxes	(83)	(60)
(Benefit) for income taxes	(1)	(1)
Net (Loss)	$(82)	$(59)

Other Comprehensive (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	2	1
Comprehensive (Loss)	$(80)	$(58)

Basic and diluted (loss) per common share	$(4.74)	$(5.84)
Basic and diluted weighted average common shares outstanding	17.3	10.2

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$179	$156
Accounts receivable, net of allowances of $31 and $26	175	218
Deferred directory costs	179	183
Deferred tax assets	12	9
Prepaid expenses and other	20	27
Assets held for sale	16	16
Total current assets	581	609
Fixed assets and capitalized software, net	92	106
Goodwill	315	315
Intangible assets, net	1,234	1,381
Pension assets	42	41
Other non current assets	11	12
Total Assets	$2,275	$2,464

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$153	$154
Accounts payable and accrued liabilities	135	166
Accrued interest	11	20
Deferred revenue	120	126
Total current liabilities	419	466
Long-term debt	2,473	2,521
Employee benefit obligations	115	132
Deferred tax liabilities	35	28
Unrecognized tax benefits	14	19
Other liabilities	1	1

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,635,374 shares at March 31, 2014 and 17,601,520 shares at December 31, 2013	—	—
Additional paid-in capital	1,552	1,551
Retained (deficit)	(2,302)	(2,220)
Accumulated other comprehensive (loss)	(32)	(34)
Total shareholders' equity (deficit)	(782)	(703)
Total Liabilities and Shareholders' Equity (Deficit)	$2,275	$2,464

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013

Cash Flows from Operating Activities
Net (loss)	$(82)	$(59)
Reconciliation of net (loss) to net cash provided by operating activities:
Depreciation and amortization	161	89
Provision for deferred income taxes	(3)	(2)
Provision for bad debts	6	7
Non-cash interest expense	22	9
Employee retiree benefits	(15)	—
Non-cash reorganization items	—	32
Changes in assets and liabilities:
Accounts receivable	37	3
Deferred directory costs	5	9
Other current assets	5	(3)
Accounts payable and accrued liabilities	(40)	(26)
Other items, net	4	(4)
Net cash provided by operating activities	100	55

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(3)	(6)
Net cash (used in) investing activities	(3)	(6)

Cash Flows from Financing Activities
Debt repayments	(74)	(82)
Net cash (used in) financing activities	(74)	(82)

Increase (decrease) in cash and cash equivalents	23	(33)
Cash and cash equivalents, beginning of year	156	172
Cash and cash equivalents, end of period	$179	$139

Supplemental Information
Cash interest on debt	$74	$37
Cash income taxes, net	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1
Business and Basis of Presentation

Business

Dex Media, Inc. (“Dex Media”, “we”, “us”, “our”, or the “Company”) is a leading provider of local marketing solutions to over 550,000 business clients across the United States. Our more than 1,800 marketing consultants work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.
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
Our print yellow page directories are co-branded with various local telephone service providers; including Verizon Communications Inc., AT&T Inc., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 may not be indicative of results of operations for the 2014 fiscal year.

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

Correction of an Error in Prior Periods

As disclosed in our 2013 Annual Report on Form 10-K, in the fourth quarter of 2013, the Company corrected an error in the application of GAAP that was immaterial to all affected prior periods and was associated with the timing of revenue recognition in prior periods for one of its service offerings, Dex Guaranteed Actions (“DGA”). The prior periods affected were from January 1, 2012 through September 30, 2013. The correction of the error did not have any impact on the Company’s cash flows. Prior to the correction, the Company recognized revenue for DGA as the guaranteed actions were delivered, but would provide service over the entire contract period, even if the guaranteed actions had been delivered before the end of the contract term. The Company believes that the application of GAAP was in error, as Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” requires that service revenue, such as DGA, be recognized on a straight-line basis over the service period unless evidence suggests that obligations are fulfilled in a different manner. For any one month, DGA revenue should have been recognized at the lesser of the cumulative value of delivered guaranteed actions or the cumulative value of straight-line revenue. The impact of the correction for the three months ended March 31, 2013 was less than $1 million.

Merger and Bankruptcy Accounting

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, Accounting Standards Codification ("ASC") 852 “Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One Corporation ("Dex One"). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process have been classified as reorganization items on the Company's consolidated statements of comprehensive (loss).

The Company accounted for the business combination of Dex One and SuperMedia, Inc. ("SuperMedia"), creating Dex Media, using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” (“ASC 805”). For additional information regarding the merger and acquisition accounting, see “Merger and Related Bankruptcy Filing of Dex One and SuperMedia” below and Note 2 - Acquisition Accounting.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has adopted the provisions of ASU 2013-11 as required, and it did not have a material impact on our financial statements.

Note 2
Acquisition Accounting

On April 30, 2013, the merger of Dex One and SuperMedia was consummated, with 100% of the equity of SuperMedia being exchanged for 6.9 million Dex Media common shares that were issued to former SuperMedia shareholders at the converted $11.90 per share price, which equated to a fair value of common stock issued of $82 million.
We accounted for the business combination using the acquisition method of accounting in accordance with ASC 805, with Dex One identified as the acquiring entity for accounting purposes. Dex One was considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the fact that (1) upon consummation of the merger, Dex One shareholders held approximately 60% of the common stock of Dex Media as compared to approximately 40% held by SuperMedia shareholders and (2) Dex One's chairman of the board of directors continued as the chairman of the board of directors of Dex Media.
We prepared the appraisals necessary to assess the fair values of the SuperMedia tangible and intangible assets acquired and liabilities assumed, and goodwill, which represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, recognized as of the acquisition date. The income approach was utilized in determining the fair value of the intangible assets, which consist of directory services agreements with certain local telephone service providers, client relationships, trademarks and domain names, and patented technologies. The market approach was utilized to determine the fair value of SuperMedia's debt obligations. As of March 31, 2014, the measurement period for the acquisition has been finalized.

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
Goodwill and Intangible Assets
The goodwill of $389 million that was recorded as part of the acquisition represents the expected synergies and residual benefits that Dex Media believes will result from the combined operations. The Company determined that the $389 million of acquired goodwill is not deductible for tax purposes. Subsequent to the merger, as disclosed in our 2013 Annual Report on Form 10-K, the Company recorded a $74 million goodwill impairment charge.
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
Deferred Revenue, Deferred Directory Costs, and Unbilled Accounts Receivable
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. SuperMedia has minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equates to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. The exclusion of these results from the consolidated statements of comprehensive (loss) of Dex Media, will not impact our future cash flows.
In connection with acquisition accounting, the fair value of SuperMedia's unbilled accounts receivable was determined to be $316 million. Unbilled accounts receivable represents amounts that are not billable at the balance sheet date, but are billed over the remaining life of the clients' advertising contracts.
Results of SuperMedia
As a result of acquisition accounting, SuperMedia's historical results for the three months ended March 31, 2013 have not been included in the Company's consolidated results.
Merger Transaction Costs
The Company cumulatively incurred $42 million of merger transaction costs. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). Of these costs, $10 million was incurred and expensed during the three months ended March 31, 2013, and is reflected as general and administrative expense on the Company's consolidated statement of comprehensive (loss). No merger transaction costs were incurred during the three months ended March 31, 2014. For additional information on merger related costs, see Note 3 - Merger Integration and Transaction Costs.
Pro Forma Information
The unaudited pro forma information below presents the combined operating results of Dex Media, with results prior to the acquisition date adjusted, as if the transaction had occurred January 1, 2012. These pro forma adjustments include adjustments associated with the amortization of the acquired intangible assets, the elimination of merger transaction costs, the impacts of the adjustment to interest expense to reflect the incremental change in interest rates associated with credit facility interest rate amendments, the amortization of deferred financing costs associated with Dex One and the amortization of the long-term debt fair value adjustment to SuperMedia's senior secured credit facility. The 2014 and 2013 pro forma results have been adjusted to include the operating results of SuperMedia from January 1, 2013 to March 31, 2013 and the impact to revenue and expense associated with SuperMedia's deferred revenue and deferred directory cost estimates associated with directories published between January 1, 2013 and April 30, 2013, which were written off as a result of acquisition accounting as of April 30, 2013 and thus not recognized in our GAAP operating results.
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
Unaudited Pro Forma Results

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating revenue	$486	$581
Net (loss)	$(68)	$(45)

Note 3
Merger Integration and Transaction Costs

Merger integration costs represent costs incurred to achieve synergies related to the merger of Dex One and SuperMedia. These costs include severance, professional fees and contract services. As part of the merger, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. These costs are recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). During the three months ended March 31, 2014, the Company incurred $18 million of merger integration costs, of which $10 million represents severance costs. Less than $1 million of merger integration costs were incurred during the three months ended March 31, 2013.

Merger transaction costs represent costs associated with completing the merger between Dex One and SuperMedia. The Company cumulatively incurred $42 million of merger transaction costs. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). Of these costs, $10 million was incurred and expensed during the three months ended March 31, 2013, and are reflected as general and administrative expense on the Company's consolidated statement of comprehensive (loss). No merger transaction costs were incurred during the three months ended March 31, 2014.
The following table sets forth merger integration and transaction costs recognized for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Merger integration costs	$18	$—
Merger transaction costs	—	10
Total merger related costs	$18	$10

Note 4
Earnings (Loss) Per Share

The following table sets forth the calculation of the Company’s basic and diluted (loss) per share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share amounts)
Net (loss)	$(82)	$(59)
Basic and diluted weighted-average common shares outstanding	17.3	10.2
Basic and diluted (loss) per common share	$(4.74)	$(5.84)

The weighted average shares outstanding for periods prior to April 30, 2013 have been adjusted to reflect the 1-for-5 reverse stock split of Dex One common stock.

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reported period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the Company's reported net loss for the three months ended March 31, 2014 and 2013, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of earnings per share. For the three months ended March 31, 2014 and 2013, 0.5 million and 0.4 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock. These shares were not included in our weighted average diluted shares outstanding.

Certain employees were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At March 31, 2014 there were 0.3 million such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net loss from continuing operations for the three months ended March 31, 2014 and 2013 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

Note 5
Additional Financial Information

Consolidated Statements of Comprehensive Loss

General and administrative expense

The Company’s general and administrative expense for the three months ended March 31, 2014 includes certain one-time credits to expense. The Company recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits (“OPEB”), which eliminated the Company’s obligation to provide a subsidy for retiree health care. The Company also recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement. Additionally, the Company recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities.

Depreciation and amortization

The following tables set forth the components of the Company's depreciation and amortization expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Amortization of intangible assets	$147	$75
Amortization of capitalized software	10	11
Depreciation of fixed assets	4	3
Total depreciation and amortization	$161	$89

There was no amortization or depreciation expense related to SuperMedia included in our operating results for the three months ended March 31, 2013, as the merger was effective April 30, 2013.

Interest expense, net

The Company recorded interest expense, net of $90 million and $43 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt discount, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $22 million for the three months ended March 31, 2014, compared to $9 million for the three months ended March 31, 2013. There is no interest expense, net related to SuperMedia included in our operating results for the three months ended March 31, 2013, as the merger with SuperMedia was effective April 30, 2013. These amounts include $17 million associated with the amortization of SuperMedia's debt fair value adjustment for the three months ended March 31, 2014 and $5 million associated with the amortization of Dex One's debt fair value adjustment for the three months ended March 31, 2013.

Reorganizations items

In accordance with ASC 852, reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. For the three months ended March 31, 2013, the Company recorded $36 million of reorganization items on the consolidated statements of comprehensive (loss). The following table sets forth the details of reorganization items for the three months ended March 31, 2013.

Three Months Ended March 31, 2013
(in millions)
Write-off of remaining unamortized debt fair value adjustment	$32
Professional fees	4
Total reorganization items	$36

In conjunction with Dex One's adoption of fresh start accounting, after bankruptcy emergence on February 1, 2010, an adjustment was recorded to reflect Dex One's outstanding debt obligations at their fair value. A total discount of $120 million was recorded and was amortized as an increase to interest expense, until our filing for bankruptcy on March 18, 2013, to effectuate the merger. The write-off of remaining unamortized debt fair value adjustment is associated with Dex One's debt obligations, which were classified as liabilities subject to compromise at March 31, 2013. ASC 852 specifies that when debt classified as liabilities subject to compromise is an allowed claim, and the allowed claim differs from the net carrying amount of the debt, the carrying amount shall be adjusted to the amount of the allowed claim. The gain or loss resulting from this adjustment was recognized as reorganization items. Based on our plan of reorganization and approved first-day motions of the Bankruptcy Court, the allowed debt holder claims equaled the outstanding face value of debt obligations and excluded the unamortized debt fair value adjustment associated with Dex One's debt obligations. Therefore, we recognized the remaining unamortized debt fair value adjustment as a reorganization item during the three months ended March 31, 2013, which resulted in the adjustment of the carrying amount of Dex One's debt obligations to their face value.

Other comprehensive (loss)

The following tables set forth the components of the Company's comprehensive (loss) adjustments for pension and other post-employment benefits for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014			2013
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(82)			$(59)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial losses of benefit plans	$16	$(6)	10	$—	$—	—
Reclassifications included in net (loss):						—
Amortization of actuarial losses	—	—	—	1	—	1
Plan amendments	(13)	5	(8)	—	—	—
Total reclassifications included in net (loss)	(13)	5	(8)	1	—	1
Adjustments for pension and other post-employment benefits	$3	$(1)	2	$1	$—	1
Total comprehensive (loss)			$(80)			$(58)

The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension and other post-employment benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2013	$(31)	$(3)	$(34)
Adjustments for pension and other post-employment benefits, net of amortization	3	(1)	2
Accumulated other comprehensive (loss) - March 31, 2014	$(28)	$(4)	$(32)

Balance Sheet

Assets held for sale

The Company owns land and a building in Los Alamitos, CA, which has an estimated fair value of $16 million. The Company is actively pursuing a buyer for the property. As such, these assets have been reported as assets held for sale on the Company's consolidated balance sheets.

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's accounts payable and accrued liabilities at March 31, 2014 and December 31, 2013.

	At March 31, 2014	At December 31, 2013
	(in millions)
Accounts payable	$15	$20
Accrued salaries and wages	44	49
Accrued taxes	15	21
Accrued expenses	39	56
Customer refunds, advance payments and other	22	20
Total accounts payable and accrued liabilities	$135	$166

Fair Value of Financial Instruments

The Company's financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds of $41 million as of March 31, 2014 and December 31, 2013. These money market funds have been recorded at fair value using Level 2 inputs.  The Company also had $10 million and $9 million held in certificates of deposit and mutual funds as of March 31, 2014 and December 31, 2013, respectively, that serve as collateral against letters of credit held primarily with our insurance carriers.  These certificates of deposit and mutual funds are classified as prepaid expenses and other on the Company's consolidated balance sheets and are valued using Level 2 inputs. The assets held for sale of $16 million as of March 31, 2014 and December 31, 2013 have been recorded at fair value using Level 3 inputs. The fair value of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value using Level 2 inputs of the Company’s debt obligations at March 31, 2014 and December 31, 2013.

	At March 31, 2014		At December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$931	$695	$935	$697
R.H. Donnelly Inc.	670	423	685	414
Dex Media East, Inc.	403	285	426	289
Dex Media West, Inc.	378	306	393	307
Senior subordinated notes	244	144	236	123
Total debt obligations	$2,626	$1,853	$2,675	$1,830

For additional information on our outstanding debt obligations, see Note 7 - Long-Term Debt.

Note 6
Intangible Assets

The following table sets forth the details of the Company's intangible assets at March 31, 2014 and December 31, 2013.

	At March 31, 2014			At December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$666	$150	$516	$666	$97	$569
Client relationships	924	423	501	924	348	576
Trademarks and domain names	222	44	178	222	29	193
Patented technologies	42	7	35	42	4	38
Advertising commitment	11	7	4	11	6	5
Total intangible assets	$1,865	$631	$1,234	$1,865	$484	$1,381

Amortization expense for intangible assets was $147 million and $75 million for the three months ended March 31, 2014 and 2013, respectively. There was no amortization expense associated with intangible assets related to SuperMedia included in our operating results for the three months ended March 31, 2013, as the merger was effective April 30, 2013. Additionally, amortization expense related to intangibles assets increased, due to adjustments to the estimated remaining useful lives during 2013, partially offset by the impacts of intangible assets impairment charges in 2013.

The annual amortization expense for intangible assets is estimated to be $587 million in 2014, $373 million in 2015, $237 million in 2016, $103 million in 2017 and $81 million in 2018.

Note 7
Long-Term Debt

The following table sets forth the Company's outstanding debt obligations on the consolidated balance sheets at March 31, 2014 and December 31, 2013.

		Interest Rates		Carrying Value
	Maturity	At March 31, 2014	At December 31, 2013	At March 31, 2014	At December 31, 2013
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.6%	$931	$935
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.75%	670	685
Dex Media East, Inc.	December 31, 2016	6.0%	6.0%	403	426
Dex Media West, Inc.	December 31, 2016	8.0%	8.0%	378	393
Senior subordinated notes	January 29, 2017	14.0%	14.0%	244	236
Total debt				2,626	2,675
Less: current maturities of long-term debt				153	154
Long-term debt				$2,473	$2,521

As a result of the merger and adoption of acquisition accounting on April 30, 2013, SuperMedia's debt obligation was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment will be amortized as an increase to interest expense over the remaining term of the SuperMedia debt obligation using the effective interest method and does not impact future interest or principal payments. Amortization of the SuperMedia debt fair value adjustment of $17 million was included in interest expense during the three months ended March 31, 2014. The unamortized portion of the SuperMedia discount as of March 31, 2014 was $271 million.

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated credit agreements for each of Dex Media East, Inc. (“DME”), Dex Media West, Inc. (“DMW”) and R.H. Donnelley Inc. (“RHD”) (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ended March 31, 2014, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $8 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017.

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

In addition to these principal payments, the Company may on one or more occasions use another portion of ECF or the increase in Available Cash, as applicable, to repurchase debt at market prices ("Voluntary Prepayments") at a discount of face value, as defined in the respective senior secured credit facility (12.5% for SuperMedia, 20% for RHD, 30% for DMW, and 15% in 2013 and 2014 and 20% in 2015 and 2016 for DME) as determined following the end of each quarter. These Voluntary Prepayments must be made within 180 days after the date on which financial statements are delivered to the administrative agents. If a borrower does not make such Voluntary Prepayments within the 180-day period, the Company must make a prepayment at par at the end of the quarter during which such 180-day period expires.

Any remaining portion of ECF or Available Cash, may be used at the Company's discretion, subject to certain restrictions specified in each senior secured credit facility agreement.

2014 and 2013 Principal Payments

During the three months ended March 31, 2014, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $74 million. Accelerated principal payments consist of prepayments of cash flow sweeps required under our senior secured credit facilities.

During the three months ended March 31, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $82 million.

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

The senior subordinated notes contain certain covenants that, subject to certain exceptions, among other things, limit or restrict the Company's (and, in certain cases, the Company's restricted subsidiaries) incurrence of indebtedness, making of certain restricted payments, incurrence of liens, entry into transactions with affiliates, conduct of its business, mergers, and consolidation or sale of all or substantially all of its property.

As of March 31, 2014, the Company was in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

Guarantees

Each of the senior secured credit facilities are separate facilities with no cross guarantees or collateralization provision among the entities, subject to certain exceptions. The Shared Guarantee and Collateral agreement has certain guarantee and collaterization provisions supporting SuperMedia, RHD, DME and DMW. However, an event of default by one of the entities could trigger a call on the applicable guarantor. An event of default by a guarantor on a guarantee obligation could be an event of default under the applicable credit facility, and if demand is made under the guarantee and the creditor accelerates the indebtedness, failure to satisfy such claims in full would in turn trigger a default under all of the other credit facilities. A subordinated guarantee also provides that SuperMedia, RHD, DME and DMW guarantee the obligations of the other such entities, including SuperMedia, provided that no claim may be made on such guarantee until the senior secured debt of such entity is satisfied and discharged.

Note 8
Employee Benefits

Pension Benefits

The Company provides pension benefits to certain of its employees. The Company's pension plans are non-contributory defined benefit pension plans. The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets related to the Company's qualified pension plans, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements. On January 25, 2014, the Company reached an agreement with the Communications Workers of America (“CWA”) locals 1301 and 1302 to freeze the SuperMedia Pension Plan for Collectively Bargained Employees. Accordingly, effective April 1, 2014, no employees accrue future pension benefits under any of the pension plans.

Net Periodic Cost

The following table sets forth the benefit cost (income) related to the Company's pension plans for the three months ended March 31, 2014 and 2013.

	Pension Benefit Cost (Income)
	Three Months Ended March 31,
	2014	2013
	(in millions)
Interest cost	$7	$2
Expected return on plan assets	(9)	(3)
Amortization of net loss	—	1
Net periodic cost (income)	$(2)	$—

The Company made cash contributions to its qualified pension plans of $1 million during both the three month periods ended March 31, 2014 and 2013. We expect to make total contributions of approximately $10 million to our qualified pension plans in 2014.

Other Post-Employment Benefits

Prior to January 25, 2014, the Company's other post-employment benefits included post-employment health care and life insurance plans for certain of the Company's retirees. On January 25, 2014, the Company enacted plan amendments to its OPEB plans, and reached an agreement with the Communications Workers of America (“CWA”) locals 1301 and 1302 to eliminate the Company's obligation as of April 1, 2014. As a result of these plan amendments, the Company recorded a credit of $13 million to its consolidated statement of comprehensive (loss).

There was no net periodic cost related to SuperMedia included in our operating results for pension and OPEB during the three months ended March 31, 2013, as the merger was effective April 30, 2013.

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex One 401(k) Savings Plan, (on January 1, 2014, the Dex Media Inc. Employee Savings Plan was merged into the Dex One 401(k) Savings Plan), the Dex One Restoration Plan, the Dex Media, Inc. Employee Savings Plan and the SuperMedia Savings Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax or after-tax basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. The Company recorded total savings plan expense of $4 million and $3 million, for the three months ended March 31, 2014 and 2013, respectively. There is no savings plan expense related to SuperMedia recorded during the three months ended March 31, 2013, as the merger with SuperMedia was effective April 30, 2013.

Note 9
Stock-Based Compensation

Dex Media Equity Compensation Plans

The Dex Media, Inc. Equity Incentive Plan and the Dex Media, Inc. Amended and Restated Long-Term Incentive Plan (the "Plans") provide for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. The maximum number of shares of Dex Media common stock authorized for issuance under the Plans is 1,264,911. During 2014 and 2013, the Company granted equity awards under the Plans.

Restricted Stock

The Plans provide for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of Dex Media common stock on the date of grant.

During 2014 and 2013, certain employees were granted restricted stock awards that cliff vest on December 31, 2015.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

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

Changes in the Company's outstanding restricted stock awards were as follows for the three months ended March 31, 2014.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding restricted stock at January 1, 2014	356,138	$10.28
Granted	9,216	6.58
Vested	(26,588)	10.81
Forfeitures	(3,564)	10.57
Outstanding restricted stock at March 31, 2014	335,202	$10.13

Stock Options

The Plans provide for grants of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

On January 2, 2014 and September 5, 2013 certain employees were granted stock option awards of 27,800 and 430,600 respectively, that vest over four years in equal annual installments on March 31 of 2014, 2015, 2016 and 2017 and have a 10 year term from the date of grant. The January 2, 2014 stock options have a strike price of $10.25 and therefore are priced at a premium.

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

If the Company terminates the employee without cause or the employee resigns for good reason, then the employee is only eligible for the stock options that vested on or before the effective date of such termination or resignation. If the Company terminates the employee for cause, then the employee's stock options, whether or not vested, shall terminate immediately upon termination of employment. In the event the employee is terminated by the Company without cause or the employee resigns for good reason within six months prior to or two years following a change in control, any unvested portion of the options shall become fully vested on the date of such termination or the date of the change in control, if such termination occurs within six months prior to such change in control.

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

•	Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and

•	The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average stock option fair values and assumptions for the three months ended March 31, 2014 are disclosed in the following table.

Three Months Ended
March 31, 2014
Weighted average fair value of grants	$2.88
Dividend yield	—
Volatility	58.31%
Risk-free interest rate	2.02%
Expected life (in years)	5.88
Changes in the Company's outstanding stock option awards were as follows for the three months ended March 31, 2014.

	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1, 2014	442,133	$10.15	9.64	$5,422
Granted	27,800	10.25	10.00	—
Exercises	(333)	6.30	8.00	—
Forfeitures/expirations	(1,418)	6.30	8.00	—
Outstanding stock option awards at March 31, 2014	468,182	$10.17	9.42	$28,370

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the three months ended March 31, 2014 and 2013. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss).

	Three Months Ended March 31,
	2014	2013
	(in millions)
Stock-based compensation expense	$1	$1

As of March 31, 2014, unrecognized stock-based compensation expense related to the unvested portion of the Company's restricted stock and stock option awards was approximately $4 million, and is expected to be recognized over a weighted-average period of approximately 2.3 years.

Note 10
Income Taxes

Income taxes have been provided for in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for the items considered discrete for the periods presented.

The Company recorded income taxes based on an anticipated annual effective tax rates, including the impact of discrete tax benefits, of approximately 0.3% and 0.03% for 2014 and 2013, respectively. The 2014 estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to the increase in recorded valuation allowances. Without the increase in the recorded valuation allowance, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2014. The annual effective tax rate used for the three months ended March 31, 2013 excludes any impacts associated with the SuperMedia merger, as the merger was effective April 30, 2013.

Our estimated annual effective tax rate for 2014 may be subject to change in future periods. During the remainder of 2014, we anticipate recording an additional benefit associated with the lapsing of certain uncertain tax positions due to expiration of the statute of limitations in various jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 3%.

The annual effective tax rate of 31.5% for the year ended December 31, 2013 differed from the statutory rate primarily due to an increase in recorded valuation allowances, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.

Note 11
Contingencies

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statements of comprehensive (loss).

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case (a separate case involving SuperMedia, now settled) granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase and that the plaintiffs lack standing. The Company awaits the orders of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee (“EBC”) and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the United States Circuit Court of Appeals for the Fifth Circuit. The briefing is complete and oral argument will be scheduled. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. Briefing on the petition is complete and we await the order of the court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against SuperMedia, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. On February 24, 2014, SuperMedia filed a motion to decertify. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

On June 26, 2012, SuperMedia filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where SuperMedia seeks a declaratory judgment approving SuperMedia's right to enact several amendments that were made to its retiree health and welfare benefit plans, and more generally SuperMedia's right to modify, amend or terminate these plans. Several of the defendants filed motions to dismiss as well as a counterclaim. SuperMedia filed a motion to dismiss the counterclaim. On August 8, 2013, the court granted several of the defendants’ motion to dismiss and dismissed the defendants’ counterclaim. SuperMedia settled this matter favorably after mediation. The court on January 10, 2014, preliminarily approved the settlement, ordered notice to the entire settlement class. On April 22, 2014, the court approved the settlement and entered an order confirming SuperMedia’s right to enact the amendments to the retiree health and welfare benefit plans.

On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia, in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer ("CFO") of SuperMedia in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed SuperMedia prior to the spin-off by not having the requisite number of directors under Delaware law. The plaintiff alleges that since SuperMedia was improperly formed, the former CFO did not have the authority to execute the note on behalf of SuperMedia and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy. The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant's behalf.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto included in this report.
Our financial results may not be indicative of our future performance.

Overview

Dex Media, Inc. (“Dex Media”, “we”, “us”, “our”, or the “Company”) is a leading provider of local marketing solutions to over 550,000 business clients across the United States. Our more than 1,800 marketing consultants work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.
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
Our print yellow page directories are co-branded with various local telephone service providers; including Verizon Communications Inc., AT&T Inc., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 may not be indicative of results of operations for the 2014 fiscal year.
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

Correction of an Error in Prior Periods

As disclosed in our 2013 Annual Report on Form 10-K, in the fourth quarter of 2013, the Company corrected an error in the application of GAAP that was immaterial to all affected prior periods and was associated with the timing of revenue recognition in prior periods for one of its service offerings, Dex Guaranteed Actions (“DGA”). The prior periods affected were from January 1, 2012 through September 30, 2013. The correction of the error did not have any impact on the Company’s cash flows. Prior to the correction, the Company recognized revenue for DGA as the guaranteed actions were delivered, but would provide service over the entire contract period, even if the guaranteed actions had been delivered before the end of the contract term. The Company believes that the application of GAAP was in error, as Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” requires that service revenue, such as DGA, be recognized on a straight-line basis over the service period unless evidence suggests that obligations are fulfilled in a different manner. For any one month, DGA revenue should have been recognized at the lesser of the cumulative value of delivered guaranteed actions or the cumulative value of straight-line revenue. The impact of the correction for the three months ended March 31, 2013 was less than $1 million.
Merger and Bankruptcy Accounting

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, Accounting Standards Codification ("ASC") 852 “Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One Corporation ("Dex One").  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process have been classified as reorganization items on the Company's consolidated statements of comprehensive (loss).

The Company accounted for the business combination of Dex One and SuperMedia, Inc. ("SuperMedia"), creating Dex Media, using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” (“ASC 805”). For additional information regarding the merger and acquisition accounting, see “Merger and Related Bankruptcy Filing of Dex One and SuperMedia” below and Note 2 - Acquisition Accounting to our consolidated financial statements included in this report.
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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has adopted the provisions of ASU 2013-11 as required, and it did not have a material impact on our financial statements.

Advertising Sales and Revenue
Advertising sales is an operating measure, which represents the annual contract value of print directories published and digital contracts sold. It is important to distinguish advertising sales from revenue, which under GAAP are recognized under the deferral and amortization method. Advertising sales are a leading indicator of revenue recognition and are presented on a combined basis, including both Dex One and SuperMedia, for the three months ended March 31, 2014 and 2013.
We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio). For the three months ended March 31, 2014, net advertising sales declined 12.9% compared to the same period in 2013. For the three months ended March 31, 2013, net advertising sales declined 15.8% compared to the same period in 2012. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.
To mitigate the effect of declining advertising sales and revenue, we continue to actively manage expenses and streamline operations to reduce our cost structure.
Results of Operations
The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. As a result of our merger with SuperMedia, which was consummated on April 30, 2013, our results for the three months ended March 31, 2014 include the operating results of SuperMedia. However, in accordance with applicable accounting guidance, the historical operating results of SuperMedia for the three months ended March 31, 2013 have not been included. Our operating results for any quarter may not be indicative of our operating results in any future period.
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
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table sets forth our consolidated operating results for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31,	2014	2013	Change	% Change
	(in millions, except %)
Operating Revenue	$456	$288	$168	58.3%
Operating Expenses
Selling	115	65	50	76.9%
Cost of service (exclusive of depreciation and amortization)	150	84	66	78.6%
General and administrative	23	31	(8)	(25.8)%
Depreciation and amortization	161	89	72	80.9%
Total Operating Expenses	449	269	180	66.9%
Operating Income	7	19	(12)	(63.2)%
Interest expense, net	90	43	47	109.3%
(Loss) Before Reorganization Items and (Benefit) for Income Taxes	(83)	(24)	(59)	245.8%
Reorganization items	—	36	(36)	(100.0)%
(Loss) Before (Benefit) for Income Taxes	(83)	(60)	(23)	38.3%
(Benefit) for income taxes	(1)	(1)	—	—%
Net (Loss)	$(82)	$(59)	$(23)	39.0%

Operating Revenue
Operating revenue of $456 million for the three months ended March 31, 2014 increased $168 million, or 58.3%, compared to $288 million for the three months ended March 31, 2013. The increase in revenue is primarily due to the exclusion of portions of SuperMedia’s 2014 and 2013 revenues related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating revenue related to SuperMedia’s operations of $30 million and $293 million for the three months ended March 31, 2014 and 2013 respectively, was not included in our operating revenue. This increase was partially offset by the decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $449 million for the three months ended March 31, 2014 increased $180 million, or 66.9%, compared to $269 million for the three months ended March 31, 2013. The increase in operating expenses was primarily due to the exclusion of portions of SuperMedia’s 2014 and 2013 operating expenses related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating expenses related to SuperMedia’s operations of $9 million and $192 million for the three months ended March 31, 2014 and 2013 respectively, were not included in our operating expenses. Additionally, increases were driven by the impact of higher amortization expense associated with intangible assets. These increases were partially offset by the expense reductions and credits described below.
Selling. Selling expense of $115 million for the three months ended March 31, 2014 increased $50 million, or 76.9%, compared to $65 million for the three months ended March 31, 2013. The increase in selling expense was primarily due to the exclusion of portions of SuperMedia’s 2014 and 2013 selling expense related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, selling expense related to SuperMedia’s operations of $4 million and $73 million for the three months ended March 31, 2014 and 2013 respectively, were not included in our selling expense. This increase was partially offset by lower sales commissions, reduced employee related costs and reduced travel expenses.
Cost of Service. Cost of services expense of $150 million for the three months ended March 31, 2014 increased $66 million, or 78.6%, compared to $84 million for the three months ended March 31, 2013. The increase in cost of services expense was primarily due to the exclusion of portions of SuperMedia’s 2014 and 2013 cost of service expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, cost of services expense related to SuperMedia’s operations of $4 million and $80 million for the three months ended March 31, 2014 and 2013 respectively, were not included in our cost of service expense. This increase was partially offset by lower Internet traffic costs and lower printing and distribution costs as a result of lower volumes.
General and Administrative. General and administrative expense of $23 million for the three months ended March 31, 2014 decreased $8 million, or 25.8%, compared to $31 million for the three months ended March 31, 2013. This decrease was primarily driven by certain one-time credits to expense during the three months ended March 31, 2014. The Company recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits (“OPEB”), which eliminated the Company’s obligation to provide a subsidy for retiree health care. The Company also recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement. Additionally, the Company recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities. We incurred $10 million of merger transaction costs for the three months ended March 31, 2013, while no merger transaction costs were incurred during the three months ended March 31, 2014. These decreases were partially offset by $18 million of merger integration costs incurred during the three months ended March 31, 2014, which included $10 million of severance costs, while less than $1 million of merger integration costs were incurred for the three months ended March 31, 2013. Our general and administrative expense excludes portions of SuperMedia’s 2014 and 2013 general and administrative expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, general and administrative expense related to SuperMedia’s operations of $1 million and $8 million for the three months ended March 31, 2014 and 2013 respectively, were not included in our general and administrative expense.
Depreciation and Amortization. Depreciation and amortization expense of $161 million for the three months ended March 31, 2014 increased $72 million, or 80.9%, compared to $89 million for the three months ended March 31, 2013. This increase was primarily driven by increased amortization associated with our intangible assets. Our depreciation and amortization expense excludes SuperMedia’s depreciation and amortization expense for the three months ended March 31, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, depreciation and amortization expense related to SuperMedia’s operations of $31 million for the three months ended March 31, 2013 was not included in our depreciation and amortization expense. Additionally, amortization expense related to intangible assets increased, due to adjustments to the estimated remaining lives during 2013, partially offset by the impacts of intangible assets impairment charges in 2013.
Interest Expense, net

Interest expense, net of interest income, of $90 million for the three months ended March 31, 2014 increased $47 million, or 109.3%, compared to $43 million for the three months ended March 31, 2013. The increase in interest expense, net was primarily due to the exclusion of SuperMedia’s interest expense, net for the three months ended March 31, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, interest expense, net related to SuperMedia’s operations of $38 million for the three months ended March 31, 2013 were not included in our interest expense, net. Additionally, interest expense increased due to the impact of interest rate increases on the Company’s senior secured credit facilities, partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the three months ended March 31, 2014 included $22 million of non-cash interest expense compared to $9 million for the three months ended March 31, 2013. This non-cash interest primarily represents amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.

Reorganization Items
The Company recorded reorganization items of $36 million for the three months ended March 31, 2013, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments and $4 million associated with professional fees.

(Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded a (benefit) for income taxes of ($1) million for both three month periods ended March 31, 2014 and 2013. For the three months ended March 31, 2014, and 2013, the effective tax rates of 1.2% and 1.7%, respectively, are primarily due to changes in recorded valuation allowances.

The Company recorded income taxes based on an anticipated annual effective tax rates, including the impact of discrete tax benefits, of approximately 0.3% and 0.03% for 2014 and 2013, respectively. The 2014 estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to increases in recorded valuation allowances. Without the increases in the valuation allowances, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2014. The annual effective rate used for the three months ended March 31, 2013 excludes any impacts associated with the SuperMedia merger, as the merger was effective April 30, 2013.

Our estimated annual effective tax rate for 2014 may be subject to change in future periods. During the remainder of 2014, we anticipate recording an additional benefit associated with the lapsing of certain uncertain tax positions due to expiration of the statute of limitations in various jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 3%.

The annual effective tax rate of 31.5% for the year ended December 31, 2013 differed from the federal statutory rate primarily due to an increase in recorded valuation allowances, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
The following table sets forth a summary of cash flows for the three months ended March 31, 2014 and 2013. As a result of the merger with SuperMedia, which was consummated on April 30, 2013, the cash flows of SuperMedia for the three months ended March 31, 2013, in accordance with applicable accounting guidance, have not been included.

Three Months Ended March 31,	2014	2013	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$100	$55	$45
Investing activities	(3)	(6)	3
Financing activities	(74)	(82)	8
Increase (Decrease) In Cash and Cash Equivalents	$23	$(33)	$56

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $100 million for the three months ended March 31, 2014 increased $45 million, compared to $55 million for the three months ended March 31, 2013. This increase was primarily due to the exclusion of SuperMedia’s cash provided by operating activities for three months ended March 31, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013 cash provided by operating activities related to SuperMedia’s operations of $51 million were not included in our cash provided by operating activities for the three months ended March 31, 2013. Additionally, reduced operating expenditures and cash payments related to merger transaction costs during the three months ended March 31, 2013 contributed to the increase. No merger transaction costs were paid during the three months ended March 31, 2014, whereas $9 million was paid during the three months ended March 31, 2013. The increase was partially offset by the payment of merger integration costs of $16 million in the three months ended March 31, 2014, lower cash collections associated with lower revenue, and higher interest payments.
Net cash used in investing activities of $3 million for the three months ended March 31, 2014 decreased $3 million, compared to $6 million for the three months ended March 31, 2013, primarily due to lower capitalized software and the exclusion of SuperMedia’s cash used in investing activities of $4 million for the three months ended March 31, 2013. As a result of our merger with SuperMedia effective April 30, 2013, cash used in investing activities related to SuperMedia’s operations were not included in our cash used in investing activities for the three months ended March 31, 2013.
Net cash used in financing activities of $74 million for the three months ended March 31, 2014 decreased $8 million compared to $82 million for the three months ended March 31, 2013. Net cash used in financing activities for the three months ended March 31, 2014 and 2013 represents the repayment of debt principal.

For the three months ended March 31, 2014, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $74 million. Accelerated principal payments consist of prepayments of cash flow sweeps required under our senior secured credit facilities.

During the three months ended March 31, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $82 million.

We believe net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2014.

Debt Obligations

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated credit agreements for each of Dex Media East, Inc. (“ DME”), Dex Media West, Inc. (“DMW”) and R.H. Donnelley Inc. (“RHD”) (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ending March 31, 2014, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $8 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017.

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

In addition to these principal payments, the Company may on one or more occasions use another portion of ECF or the increase in Available Cash, as applicable, to repurchase debt at market prices ("Voluntary Prepayments") at a discount of face value, as defined in the respective senior secured credit facility (12.5% for SuperMedia, 20% for RHD, 30% for DMW, and 15% in 2013 and 2014 and 20% in 2015 and 2016 for DME) as determined following the end of each quarter. These Voluntary Prepayments must be made within 180 days after the date on which financial statements are delivered to the administrative agents. If a borrower does not make such Voluntary Prepayments within the 180-day period, the Company must make a prepayment at par at the end of the quarter during which such 180-day period expires.

Any remaining portion of ECF or Available Cash, may be used at the Company's discretion, subject to certain restrictions specified in each senior secured credit facility agreement.

2014 and 2013 Principal Payments

During the three months ended March 31, 2014, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $74 million. Accelerated principal payments consist of prepayments of cash flow sweeps required under our senior secured credit facilities.

During the three months ended March 31, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $82 million.

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

The senior subordinated notes contain certain covenants that, subject to certain exceptions, among other things, limit or restrict the Company's (and, in certain cases, the Company's restricted subsidiaries) incurrence of indebtedness, making of certain restricted payments, incurrence of liens, entry into transactions with affiliates, conduct of its business, mergers, and consolidation or sale of all or substantially all of its property.

As of March 31, 2014, the Company was in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has adopted the provisions of ASU 2013-11 as required, and it did not have a material impact on our financial statements.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates since December 31, 2013. For additional information on critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $1 million for the three months ended March 31, 2014. For additional information related to the Company's debt obligation and interest rates, see Note 7 - Long-Term Debt to our consolidated financial statements included in this report.

Item 4. Controls and Procedures

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

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statements of comprehensive (loss).

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case (a separate case involving SuperMedia, now settled) granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase and that the plaintiffs lack standing. The Company awaits the orders of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee (“EBC”) and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the United States Circuit Court of Appeals for the Fifth Circuit. The briefing is complete and oral argument will be scheduled. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. Briefing on the petition is complete and we await the order of the court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against SuperMedia, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. On February 24, 2014, SuperMedia filed a motion to decertify. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

On June 26, 2012, SuperMedia filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where SuperMedia seeks a declaratory judgment approving SuperMedia's right to enact several amendments that were made to its retiree health and welfare benefit plans, and more generally SuperMedia's right to modify, amend or terminate these plans. Several of the defendants filed motions to dismiss as well as a counterclaim. SuperMedia filed a motion to dismiss the counterclaim. On August 8, 2013, the court granted several of the defendants’ motion to dismiss and dismissed the defendants’ counterclaim. SuperMedia settled this matter favorably after mediation. The court on January 10, 2014, preliminarily approved the settlement, ordered notice to the entire settlement class. On April 22, 2014, the court approved the settlement and entered an order confirming SuperMedia’s right to enact the amendments to the retiree health and welfare benefit plans.

On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia, in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer ("CFO") of SuperMedia in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed SuperMedia prior to the spin-off by not having the requisite number of directors under Delaware law. The plaintiff alleges that since SuperMedia was improperly formed, the former CFO did not have the authority to execute the note on behalf of SuperMedia and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy. The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant's behalf.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. These risk factors, in addition to other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended March 31, 2014 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan or Dex Media Equity Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	6,530	$6.51	—	—
February 1, 2014 - February 28, 2014	—	—	—	—
March 1, 2014 - March 31, 2014	2,361	8.03	—	—
Total	8,891	$6.91	—	—

The Company does not have an active share repurchase program.

Item 6. Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

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

* These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Act of 1934 as amended and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.

Date:	May 7, 2014	By:	/s/ Peter J. McDonald
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

* These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Act of 1934 as amended and otherwise are not subject to liability under these sections.

______________________