Form 10-Q
period 2014-06-30
DEX MEDIA, INC.
filed 2014-08-11
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2014, there were 17,643,133 shares of the registrant's common stock outstanding.

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
EX-101.DEF - XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words "may," "will," "could," "should," "would," "believe," "anticipate," "forecast," "estimate," "expect," "preliminary," "intend," "plan," "project," "outlook" and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements, as they are not guarantees of future performance. Forward-looking statements provide current expectations with respect to our financial performance and future events with respect to our business and industry in general. Forward-looking statements are based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other periodic reports we file with the Securities and Exchange Commission ("SEC"), including the information in this report and "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof or, in the case of statements incorporated by reference, on the date of the document incorporated by reference. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013

Operating Revenue	$474	$335	$930	$623

Operating Expenses
Selling	112	95	227	160
Cost of service (exclusive of depreciation and amortization)	146	124	296	208
General and administrative	50	69	73	100
Depreciation and amortization	161	193	322	282
Total Operating Expenses	469	481	918	750
Operating Income (Loss)	5	(146)	12	(127)
Interest expense, net	90	79	180	122
(Loss) Before Reorganization Items and (Benefit) for Income Taxes	(85)	(225)	(168)	(249)
Reorganization items	—	1	—	37
(Loss) Before (Benefit) for Income Taxes	(85)	(226)	(168)	(286)
(Benefit) for income taxes	—	(157)	(1)	(158)
Net (Loss)	$(85)	$(69)	$(167)	$(128)

Other Comprehensive (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	2	(7)	4	(6)
Comprehensive (Loss)	$(83)	$(76)	$(163)	$(134)

Basic and diluted (loss) per common share	$(4.93)	$(4.58)	$(9.67)	$(10.12)
Basic and diluted weighted average common shares outstanding	17.3	14.7	17.3	12.5

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$146	$156
Accounts receivable, net of allowances of $37 and $26	168	218
Deferred directory costs	177	183
Deferred tax assets	9	9
Prepaid expenses and other	20	27
Assets held for sale	15	16
Total current assets	535	609
Fixed assets and capitalized software, net	84	106
Goodwill	315	315
Intangible assets, net	1,088	1,381
Pension assets	53	41
Other non current assets	9	12
Total Assets	$2,084	$2,464

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$131	$154
Accounts payable and accrued liabilities	135	166
Accrued interest	20	20
Deferred revenue	110	126
Total current liabilities	396	466
Long-term debt	2,385	2,521
Employee benefit obligations	121	132
Deferred tax liabilities	31	28
Unrecognized tax benefits	14	19
Other liabilities	1	1

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,643,006 shares at June 30, 2014 and 17,601,520 shares at December 31, 2013	—	—
Additional paid-in capital	1,553	1,551
Retained (deficit)	(2,387)	(2,220)
Accumulated other comprehensive (loss)	(30)	(34)
Total shareholders' equity (deficit)	(864)	(703)
Total Liabilities and Shareholders' Equity (Deficit)	$2,084	$2,464

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013

Cash Flows from Operating Activities
Net (loss)	$(167)	$(128)
Reconciliation of net (loss) to net cash provided by operating activities:
Depreciation and amortization	322	282
Provision for deferred income taxes	(5)	(160)
Provision for bad debts	15	12
Non-cash interest expense	45	24
Stock-based compensation expense	2	3
Employee retiree benefits	(16)	(1)
Non-cash reorganization items	—	32
Changes in assets and liabilities:
Accounts receivable	35	82
Deferred directory costs	8	(20)
Other current assets	5	8
Accounts payable and accrued liabilities	(41)	5
Other items, net	(1)	—
Net cash provided by operating activities	202	139

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(9)	(12)
Cash acquired in acquisition	—	154
Net cash provided by (used in) investing activities	(9)	142

Cash Flows from Financing Activities
Debt repayments	(202)	(209)
Debt issuance costs and other financing items, net	(1)	—
Net cash (used in) financing activities	(203)	(209)

Increase (decrease) in cash and cash equivalents	(10)	72
Cash and cash equivalents, beginning of year	156	172
Cash and cash equivalents, end of period	$146	$244

Supplemental Information
Cash interest on debt	$138	$86
Cash income taxes, net	$2	$15

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1
Business and Basis of Presentation

Business

Dex Media, Inc. ("Dex Media", "we", "us", "our", or the "Company") is a leading provider of local marketing solutions to over 500,000 business clients across the United States. Our more than 2,000 sales employees work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.
Our local marketing solutions are primarily sold under various "Dex" and "Super" brands, including print yellow page directories, online local search engine websites, mobile local search applications, and placement of our client's information and advertisements on major search engine websites, with which we are affiliated. Our local marketing solutions also include website development, search engine optimization, market analysis, video development and promotion, reputation management, social media marketing, and tracking/reporting of customer leads.
Our print yellow page directories are co-branded with various local telephone service providers, including Verizon Communications Inc., AT&T Inc., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 may not be indicative of results of operations for the 2014 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities at the date of the financial statements.

Certain prior period amounts on our consolidated financial statements have been reclassified to conform to current year presentation.

Correction of an Error in Prior Periods

As disclosed in our 2013 Annual Report on Form 10-K, in the fourth quarter of 2013, the Company corrected an error in the application of GAAP that was immaterial to all affected prior periods and was associated with the timing of revenue recognition in prior periods for one of its service offerings, Dex Guaranteed Actions ("DGA"). The prior periods affected were from January 1, 2012 through September 30, 2013. The correction of the error did not have any impact on the Company’s cash flows. Prior to the correction, the Company recognized revenue for DGA as the guaranteed actions were delivered, but would provide service over the entire contract period, even if the guaranteed actions had been delivered before the end of the contract term. The Company believes that the application of GAAP was in error, as Staff Accounting Bulletin Topic 13, "Revenue Recognition," requires that service revenue, such as DGA, be recognized on a straight-line basis over the service period unless evidence suggests that obligations are fulfilled in a different manner. For any one month, DGA revenue should have been recognized at the lesser of the cumulative value of delivered guaranteed actions or the cumulative value of straight-line revenue.

The following tables show the impact of the error correction to the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$345	$(10)	$335
Operating income (loss)	(136)	(10)	(146)
Provision (benefit) for income taxes	(148)	(9)	(157)
Net income (loss)	(68)	(1)	(69)
Comprehensive income (loss)	(75)	(1)	(76)
Basic and diluted earnings (loss) per common share	(4.56)	(0.02)	(4.58)

	Six Months Ended June 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$633	$(10)	$623
Operating income (loss)	(117)	(10)	(127)
Provision (benefit) for income taxes	(149)	(9)	(158)
Net income (loss)	(127)	(1)	(128)
Comprehensive income (loss)	(133)	(1)	(134)
Basic and diluted earnings (loss) per common share	(10.08)	(0.04)	(10.12)

	Six Months Ended June 30, 2013
Consolidated Statement of Cash Flows	As Reported	Correction	As Revised
	(in millions)
Net (loss)	$(127)	$(1)	$(128)
Provision (benefit) for deferred income taxes	(151)	(9)	(160)
Change in accounts payable and accrued liabilities	(5)	10	5
Net cash provided by operating activities	139	—	139
There was no impact to the total cash flows from operating, investing or financing activities.

Merger and Bankruptcy Accounting

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, Accounting Standards Codification ("ASC") 852 "Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One Corporation ("Dex One"). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process have been classified as reorganization items on the Company's consolidated statements of comprehensive (loss).

The Company accounted for the business combination of Dex One and SuperMedia, Inc. ("SuperMedia"), creating Dex Media, using the acquisition method of accounting in accordance with ASC 805 "Business Combinations" ("ASC 805"). For additional information regarding the merger and acquisition accounting, see "Merger and Related Bankruptcy Filing of Dex One and SuperMedia" below and Note 2 - Acquisition Accounting.

Merger and Related Bankruptcy Filing of Dex One and SuperMedia

Merger Agreement

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger ("Merger Agreement") with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex ("Merger Sub") (collectively, the "Merger Entities"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (1) Dex One would merge with and into Newdex, with Newdex as the surviving entity ("Dex Merger") and subsequently, each share of Dex One common stock would convert into 0.2 shares of common stock of Newdex and (2) immediately following consummation of the Dex Merger, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity and become a direct wholly owned subsidiary of Newdex (the "SuperMedia Merger" and together with the Dex Merger, the "Mergers") with each share of SuperMedia common stock converting into 0.4386 shares of common stock of Newdex. As a result of the Mergers, Newdex, as successor to Dex One, was renamed Dex Media, Inc. and became a newly listed company.

On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger ("Amended and Restated Merger Agreement"), which upheld the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Mergers from its shareholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders to consummate the transactions on an out-of-court basis, the Mergers may be effected through voluntary pre-packaged plans of reorganization under a Chapter 11 bankruptcy proceeding. Because neither Dex One nor SuperMedia were able to obtain the requisite unanimous consents to the contemplated amendments to their respective financing agreements to effectuate the Mergers out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013.
Bankruptcy Filing and Emergence
On March 18, 2013, Dex One and all of its subsidiaries filed voluntary bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") for reorganization under the provisions of the Bankruptcy Code. Concurrently with filing the bankruptcy petitions, Dex One and its subsidiaries filed and requested confirmation of a Joint Prepackaged Chapter 11 Plan (as modified and supplemented, the "Dex One Prepackaged Plan"), seeking to effect the Mergers and related transactions contemplated by the Amended and Restated Merger Agreement. Also on March 18, 2013, SuperMedia and all of its domestic subsidiaries filed separate voluntary bankruptcy petitions in the Bankruptcy Court, seeking approval of SuperMedia's separate prepackaged plan of reorganization (together with the Dex One Prepackaged Plan, the "Prepackaged Plans").
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
Recent Accounting Pronouncements
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.
The Company does not anticipate that the adoption of this standard will have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has adopted the provisions of ASU 2013-11 as required, and it did not have a material impact on our financial statements.

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
We prepared the appraisals necessary to assess the fair values of the SuperMedia tangible and intangible assets acquired and liabilities assumed, and goodwill, which represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, recognized as of the acquisition date. The income approach was utilized in determining the fair value of the intangible assets, which consist of directory services agreements with certain local telephone service providers, client relationships, trademarks and domain names, and patented technologies. The market approach was utilized to determine the fair value of SuperMedia's debt obligations. As of March 31, 2014, the measurement period for the acquisition was finalized.

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
Long-term debt including current maturities
As a result of acquisition accounting, SuperMedia's outstanding debt was adjusted to a fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million being recognized. The discount is being amortized to interest expense over the remaining term of the SuperMedia senior secured credit facilities using the effective interest method.
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
The fair value of intangible assets acquired of $635 million was determined using valuation techniques consistent with the income approach to measure fair value. The directory services agreements with certain local telephone service providers and client relationships were valued utilizing the excess earnings approach. The excess earnings attributable to the directory services agreements and client relationships were discounted utilizing a weighted average cost of capital of 21%. The trademark and domain names and patented technologies were valued utilizing the relief from royalty approach. The estimated remaining useful lives were estimated based on the future economic benefit to be received from the assets. The intangible assets are being amortized utilizing the income forecast method, which is an accelerated amortization method that assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time based on expected future cash flows.
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
Deferred Revenue, Deferred Directory Costs, and Unbilled Accounts Receivable
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. SuperMedia has minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equated to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. The exclusion of these results from the consolidated statements of comprehensive (loss) of Dex Media, did not impact our cash flows.
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
Merger Transaction Costs
The Company cumulatively incurred $42 million of merger transaction costs. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). Of these costs, $9 million and $19 million were incurred and expensed during the three and six months ended June 30, 2013, and are reflected as general and administrative expense on the Company's consolidated statement of comprehensive (loss). No merger transaction costs were incurred during the six months ended June 30, 2014. For additional information on merger related costs, see Note 3 - Merger Integration and Transaction Costs.
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
Unaudited Pro Forma Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating revenue	$474	$558	$960	$1,139
Net (loss)	$(85)	$(5)	$(153)	$(50)
The impact of the pro forma adjustments on operating revenue and net (loss) for the three months ended June 30, 2014 was less than $1 million.
Note 3
Merger Integration and Transaction Costs

Merger integration costs represent costs incurred to achieve synergies related to the merger of Dex One and SuperMedia. These costs include severance, professional fees and contract services. As part of the merger, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. These costs are recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). During the three and six months ended June 30, 2014 the Company incurred $8 million and $26 million, respectively, of merger integration costs, of which $3 million and $13 million, respectively, represents severance costs. During the three and six months ended June 30, 2013, the Company incurred $28 million of merger integration costs, of which $19 million represents severance costs.

Merger transaction costs represent costs associated with completing the merger between Dex One and SuperMedia. The Company cumulatively incurred $42 million of merger transaction costs. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). Of these costs, $9 million and $19 million was incurred and expensed during the three and six months ended June 30, 2013, respectively, and are reflected as general and administrative expense on the Company's consolidated statement of comprehensive (loss). No merger transaction costs were incurred during the six months ended June 30, 2014.

The following table sets forth merger integration and transaction costs recognized for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Merger integration costs	$8	$28	$26	$28
Merger transaction costs	—	9	—	19
Total merger related costs	$8	$37	$26	$47

Note 4
Earnings (Loss) Per Share

The following table sets forth the calculation of the Company’s basic and diluted (loss) per share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net (loss)	$(85)	$(69)	$(167)	$(128)
Basic and diluted weighted-average common shares outstanding	17.3	14.7	17.3	12.5
Basic and diluted (loss) per common share	$(4.93)	$(4.58)	$(9.67)	$(10.12)

The weighted average shares outstanding for periods prior to April 30, 2013 have been adjusted to reflect the 1-for-5 reverse stock split of Dex One common stock.

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reported period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the Company's reported net loss for the three and six months ended June 30, 2014 and 2013, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of earnings per share. For both the three and six months ended June 30, 2014, there were 0.4 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock. For both the three and six months ended June 30, 2013, there were less than 0.1 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock. These shares were not included in our weighted average diluted shares outstanding.

Certain employees were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At June 30, 2014 there were 0.3 million such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net loss from continuing operations for the three and six months ended June 30, 2014 and 2013 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

Note 5
Additional Financial Information

Consolidated Statements of Comprehensive Loss

General and administrative expense

The Company’s general and administrative expense for the six months ended June 30, 2014 includes certain one-time credits to expense. The Company recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits ("OPEB"), which eliminated the Company’s obligation to provide a subsidy for retiree health care. The Company also recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement. Additionally, the Company recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities.
Depreciation and amortization

The following tables set forth the components of the Company's depreciation and amortization expense for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Amortization of intangible assets	$146	$176	$293	$251
Amortization of capitalized software	10	11	20	22
Depreciation of fixed assets	5	6	9	9
Total depreciation and amortization	$161	$193	$322	$282

There was no amortization or depreciation expense related to SuperMedia included in our operating results for the four months ended April 30, 2013, as the merger was effective April 30, 2013.

Interest expense, net

The Company recorded interest expense, net of $90 million and $180 million for the three and six months ended June 30, 2014 compared to $79 million and $122 million for the three and six months ended June 30, 2013, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt discount, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $23 million and $45 million for the three and six months ended June 30, 2014, compared to $15 million and $24 million for the three and six months ended June 30, 2013, respectively. There is no interest expense, net related to SuperMedia included in our operating results for the four months ended April 30, 2013, as the merger with SuperMedia was effective April 30, 2013.

Reorganizations items

In accordance with ASC 852, reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. For the three and six months ended June 30, 2013, the Company recorded $1 million and $37 million, respectively of reorganization items on the consolidated statements of comprehensive (loss). The following table sets forth the details of reorganization items for the three and six months ended June 30, 2013.

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

Other comprehensive (loss)

The following tables set forth the components of the Company's comprehensive (loss) adjustments for pension and other post-employment benefits for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(85)			$(69)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial losses of benefit plans	$3	$(1)	2	$(11)	$4	(7)
Reclassifications included in net (loss):						—
Settlement losses	1	(1)	—	—	—	—
Total reclassifications included in net (loss)	1	(1)	—	—	—	—
Adjustments for pension and other post-employment benefits	$4	$(2)	2	$(11)	$4	(7)
Total comprehensive (loss)			$(83)			$(76)

	Six Months Ended June 30,
	2014			2013
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(167)			$(128)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial losses of benefit plans	$19	$(7)	12	$(11)	$4	(7)
Reclassifications included in net (loss):						—
Amortization of actuarial losses	—	—	—	1	—	1
Settlement losses	1	(1)	—	—	—	—
Plan amendments	(13)	5	(8)	—	—	—
Total reclassifications included in net (loss)	(12)	4	(8)	1	—	1
Adjustments for pension and other post-employment benefits	$7	$(3)	4	$(10)	$4	(6)
Total comprehensive (loss)			$(163)			$(134)

The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension and other post-employment benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2013	$(31)	$(3)	$(34)
Adjustments for pension and other post-employment benefits, net of amortization	7	(3)	4
Accumulated other comprehensive (loss) - June 30, 2014	$(24)	$(6)	$(30)

Balance Sheet

Assets held for sale

The Company owns land and a building in Los Alamitos, CA, which has an estimated fair value of $15 million. The Company is actively pursuing a buyer for the property. As such, these assets have been reported as assets held for sale on the Company's consolidated balance sheets.

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's accounts payable and accrued liabilities at June 30, 2014 and December 31, 2013.

	At June 30, 2014	At December 31, 2013
	(in millions)
Accounts payable	$11	$20
Accrued salaries and wages	52	49
Accrued taxes	15	21
Accrued expenses	37	56
Customer refunds, advance payments and other	20	20
Total accounts payable and accrued liabilities	$135	$166

Fair Value of Financial Instruments

The Company's financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds of $41 million as of June 30, 2014 and December 31, 2013. These money market funds have been recorded at fair value using Level 2 inputs.  The Company also had $11 million and $9 million held in certificates of deposit and mutual funds as of June 30, 2014 and December 31, 2013, respectively, that serve as collateral against letters of credit held primarily with our insurance carriers.  These certificates of deposit and mutual funds are classified as prepaid expenses and other on the Company's consolidated balance sheets and are valued using Level 2 inputs. The assets held for sale of $15 million as of June 30, 2014 and $16 million as of December 31, 2013 have been recorded at fair value using Level 3 inputs. The fair value of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value using Level 2 inputs of the Company’s debt obligations at June 30, 2014 and December 31, 2013.

	At June 30, 2014		At December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$882	$951	$935	$912
R.H. Donnelly Inc.	656	468	685	414
Dex Media East, Inc.	377	311	426	289
Dex Media West, Inc.	357	330	393	307
Senior subordinated notes	244	166	236	123
Total debt obligations	$2,516	$2,226	$2,675	$2,045

The Company detected an immaterial mathematical error in its calculation of the estimated fair value for the debt obligations of its SuperMedia Inc. subsidiary as disclosed in Dex Media’s 2013 Annual Report on Form 10-K and the first quarter 2014 report on Form 10-Q. The correct estimated debt fair values for SuperMedia Inc. were $912 million at December 31, 2013 ($697 million previously reported) and $897 million at March 31, 2014 ($695 million previously reported). The table above reflects the correct estimated fair value amounts at June 30, 2014 and December 31, 2013.

The par value of SuperMedia's debt obligation at June 30, 2014 was $1,127 million.

For additional information on our outstanding debt obligations, see Note 7 - Long-Term Debt.

Note 6
Intangible Assets

The following table sets forth the details of the Company's intangible assets at June 30, 2014 and December 31, 2013.

	At June 30, 2014			At December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$666	$202	$464	$666	$97	$569
Client relationships	924	498	426	924	348	576
Trademarks and domain names	222	60	162	222	29	193
Patented technologies	42	10	32	42	4	38
Advertising commitment	11	7	4	11	6	5
Total intangible assets	$1,865	$777	$1,088	$1,865	$484	$1,381

Amortization expense for intangible assets was $146 million and $293 million for the three and six months ended June 30, 2014 compared to $176 million and $251 million for the three and six months ended June 30, 2013, respectively. There was no amortization expense associated with intangible assets related to SuperMedia included in our operating results for the four months ended April 30, 2013, as the merger was effective April 30, 2013. Additionally, amortization expense related to intangibles assets increased, due to adjustments to the estimated remaining useful lives during 2013, partially offset by the impacts of intangible assets impairment charges in 2013.

The annual amortization expense for intangible assets is estimated to be $587 million in 2014, $373 million in 2015, $237 million in 2016, $103 million in 2017 and $81 million in 2018.

Note 7
Long-Term Debt

The following table sets forth the Company's outstanding debt obligations on the consolidated balance sheets at June 30, 2014 and December 31, 2013.

		Interest Rates		Carrying Value
	Maturity	At June 30, 2014	At December 31, 2013	At June 30, 2014	At December 31, 2013
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.6%	$882	$935
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.75%	656	685
Dex Media East, Inc.	December 31, 2016	6.0%	6.0%	377	426
Dex Media West, Inc.	December 31, 2016	8.0%	8.0%	357	393
Senior subordinated notes	January 29, 2017	14.0%	14.0%	244	236
Total debt				2,516	2,675
Less: current maturities of long-term debt				131	154
Long-term debt				$2,385	$2,521

As a result of the merger and adoption of acquisition accounting on April 30, 2013, SuperMedia's debt obligation was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment is being amortized as an increase to interest expense over the remaining term of the SuperMedia debt obligation using the effective interest method and does not impact future interest or principal payments. Amortization of the SuperMedia debt fair value adjustment of $19 million and $36 million was included in interest expense during the three and six months ended June 30, 2014 compared to $11 million for the three and six months ended June 30, 2013. The unamortized portion of the SuperMedia discount as of June 30, 2014 was $245 million. The par value of SuperMedia's debt obligation at June 30, 2014 was $1,127 million.

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated credit agreements for each of Dex Media East, Inc. ("DME"), Dex Media West, Inc. ("DMW") and R.H. Donnelley Inc. ("RHD") (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.

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

2014 and 2013 Principal Payments

During the six months ended June 30, 2014, the Company retired debt obligations of $210 million under its senior secured credit facilities utilizing cash of $202 million. The Company made mandatory and accelerated principal payments, at par, of $156 million. In addition, on June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (non-taxable gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees).

During the six months ended June 30, 2013 , the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $209 million.

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

As of June 30, 2014, the Company was in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

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

Note 8
Employee Benefits

Pension Benefits

The Company provides pension benefits to certain of its employees. The Company's pension plans are non-contributory defined benefit pension plans. The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets related to the Company's qualified pension plans, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements. On January 25, 2014, the Company reached an agreement with the Communications Workers of America ("CWA") locals 1301 and 1302 to freeze the SuperMedia Pension Plan for Collectively Bargained Employees. Accordingly, effective April 1, 2014, no employees accrue future pension benefits under any of the pension plans.

Net Periodic Cost

The following table sets forth the benefit cost (income) related to the Company's pension plans for the three and six months ended June 30, 2014 and 2013.

	Pension Benefit Cost (Income)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest cost	$7	$6	$14	$8
Expected return on plan assets	(9)	(8)	(18)	(11)
Amortization of net loss	—	—	—	1
Settlement losses	1	—	1	—
Net periodic cost (income)	$(1)	$(2)	$(3)	$(2)

The Company made cash contributions to its qualified pension plans of $2 million and $3 million during the three and six months ended June 30, 2014 compared to $1 million and $2 million during the three and six months ended June 30, 2013. We expect to make total contributions of approximately $10 million to our qualified pension plans in 2014.

Other Post-Employment Benefits

Prior to January 25, 2014, the Company's other post-employment benefits included post-employment health care and life insurance plans for certain of the Company's retirees. On January 25, 2014, the Company enacted plan amendments to its OPEB plans, and reached an agreement with the CWA locals 1301 and 1302 to eliminate the Company's obligation as of April 1, 2014. As a result of these plan amendments, the Company recorded a credit of $13 million to general and administrative expense in its consolidated statement of comprehensive (loss) during the six months ended June 30, 2014.

During the three and six months ended June 30, 2013, the Company recorded $1 million of expense associated with these benefits.

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex One 401(k) Savings Plan, (on January 1, 2014, the Dex Media Inc. Employee Savings Plan was merged into the Dex One 401(k) Savings Plan), the Dex One Restoration Plan, the Dex Media, Inc. Employee Savings Plan and the SuperMedia Savings Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax or after-tax basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. The Company recorded total savings plan expense of $3 million and $7 million for the three and six months ended June 30, 2014 compared to $3 million and $6 million during the three and six months ended June 30, 2013, respectively. There is no savings plan expense related to SuperMedia recorded during the four months ended April 30, 2013, as the merger with SuperMedia was effective April 30, 2013.

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

During 2014 and 2013, certain employees were granted restricted stock awards that cliff vest on December 31 of various years beginning 2015.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

All unvested shares of restricted stock will immediately terminate upon the employee's termination of employment with the Company on or before the vesting date except that the Compensation and Benefits Committee of the Board of Directors, at its sole option and election, may permit the accelerated vesting of the award. In the event of the employee's termination of service by the Company without cause or by the employee for good reason within six months prior to or two years following a change in control, any unvested restricted stock will become fully vested on the date of such termination or the date of the change in control, if such termination occurs within six months prior to such change in control.

Changes in the Company's outstanding restricted stock awards were as follows for the six months ended June 30, 2014.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding restricted stock at January 1, 2014	356,138	$10.28
Granted	19,808	8.44
Vested	(26,588)	10.81
Forfeitures	(7,190)	10.54
Outstanding restricted stock at June 30, 2014	342,168	$10.12

Stock Options

The Plans provide for grants of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2014 and 2013 certain employees were granted stock option awards that vest over four years in equal annual installments beginning on March 31 following the grant date and have a 10 year term from the date of grant. Stock options granted on January 2, 2014 were priced at a premium, with an exercise price of $10.25 per share; other stock options had an exercise price equal to the market price of the Company's common stock on the date of grant.

A stock option holder may pay the option exercise price in cash, by delivering unrestricted shares to the Company having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a combination of these methods or by any other method approved by the Compensation and Benefits Committee of the Company's Board of Directors. Stock options may not be re-priced without the approval of the Company's shareholders.

If the Company terminates the employee without cause or the employee resigns for good reason, then the employee is eligible to exercise the stock options that vested on or before the effective date of such termination or resignation. If the Company terminates the employee for cause, then the employee's stock options, whether or not vested, shall terminate immediately upon termination of employment. In the event the employee is terminated by the Company without cause or the employee resigns for good reason within six months prior to or two years following a change in control, any unvested portion of such employee's stock options shall become fully vested on the date of such termination or the date of the change in control, if such termination occurs within six months prior to such change in control.

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

•	Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and

•	The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average stock option fair values and assumptions for the six months ended June 30, 2014 are disclosed in the following table.

Six Months Ended
June 30, 2014
Weighted average fair value of grants	$5.52
Dividend yield	—
Volatility	57.74%
Risk-free interest rate	1.80%
Expected life (in years)	6.17
Changes in the Company's outstanding stock option awards were as follows for the six months ended June 30, 2014.

	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1, 2014	442,133	$10.15	9.64	$5,422
Granted	52,800	10.13	10.00	—
Exercises	(999)	6.30	7.75	—
Forfeitures/expirations	(52,168)	10.09	9.12	—
Outstanding stock option awards at June 30, 2014	441,766	$10.16	9.22	$432,717

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the three and six months ended June 30, 2014 and 2013. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Stock-based compensation expense	$1	$2	$2	$3

As of June 30, 2014, unrecognized stock-based compensation expense related to the unvested portion of the Company's restricted stock and stock option awards was approximately $4 million, and is expected to be recognized over a weighted-average period of approximately 2.1 years.

Note 10
Income Taxes

Income taxes have been provided for in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for the items considered discrete for the periods presented.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately (0.1)% and 42% for 2014 and 2013, respectively. The 2014 estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to the increase in the recorded valuation allowance. Without the increase in the recorded valuation allowance, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2014. The annual effective tax rate used for the six months ended June 30, 2013 excludes any impacts associated with SuperMedia for the four months ended April 30, 2013, as the merger was effective April 30, 2013. The estimated annual effective tax rate at June 2013, inclusive of discrete tax benefits, differs from the statutory rate primarily due to state taxes and the decrease in the recorded valuation allowance.

Our estimated annual effective tax rate for 2014 may be subject to change in future periods. During the remainder of 2014, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 2%.

The annual effective tax rate of 31.5% for the year ended December 31, 2013 differed from the statutory rate primarily due to an increase in recorded valuation allowance, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.

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

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the "Corwin" case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case (a separate case involving SuperMedia, now settled) granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase and that the plaintiffs lack standing. The Company awaits the orders of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act ("ERISA"); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the 5th U.S. Circuit Court of Appeals. The briefing is complete and oral argument has been scheduled for the first week of September 2014. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. After the Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, the court granted plaintiffs’ writ, vacated the 5th U.S. Circuit Court of Appeals opinion and remanded the case to the 5th U.S. Circuit Court of Appeals to rule in conformity with the Fifth Third opinion. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act ("FLSA") collective action against SuperMedia, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had "off-the-clock" claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. On February 24, 2014, SuperMedia filed a motion to decertify. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations. In early August, 2014, terms of a tentative settlement were reached by the parties; however, the settlement has not been documented nor presented to the court for approval.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business, and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto included in this report.
Our financial results may not be indicative of our future performance.

Overview

Dex Media, Inc. ("Dex Media", "we", "us", "our", or the "Company") is a leading provider of local marketing solutions to over 500,000 business clients across the United States. Our more than 2,000 sales employees work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients.
Our local marketing solutions are primarily sold under various "Dex" and "Super" brands, including print yellow page directories, online local search engine websites, mobile local search applications, and placement of our client's information and advertisements on major search engine websites, with which we are affiliated. Our local marketing solutions also include website development, search engine optimization, market analysis, video development and promotion, reputation management, social media marketing, and tracking/reporting of customer leads.
Our print yellow page directories are co-branded with various local telephone service providers, including Verizon Communications Inc., AT&T Inc., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 may not be indicative of results of operations for the 2014 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities at the date of the financial statements.

Certain prior period amounts on our consolidated financial statements have been reclassified to conform to current year presentation.

Correction of an Error in Prior Periods

As disclosed in our 2013 Annual Report on Form 10-K, in the fourth quarter of 2013, the Company corrected an error in the application of GAAP that was immaterial to all affected prior periods and was associated with the timing of revenue recognition in prior periods for one of its service offerings, Dex Guaranteed Actions ("DGA"). The prior periods affected were from January 1, 2012 through September 30, 2013. The correction of the error did not have any impact on the Company’s cash flows. Prior to the correction, the Company recognized revenue for DGA as the guaranteed actions were delivered, but would provide service over the entire contract period, even if the guaranteed actions had been delivered before the end of the contract term. The Company believes that the application of GAAP was in error, as Staff Accounting Bulletin Topic 13, "Revenue Recognition," requires that service revenue, such as DGA, be recognized on a straight-line basis over the service period unless evidence suggests that obligations are fulfilled in a different manner. For any one month, DGA revenue should have been recognized at the lesser of the cumulative value of delivered guaranteed actions or the cumulative value of straight-line revenue.
The following tables show the impact of the error correction to the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$345	$(10)	$335
Operating income (loss)	(136)	(10)	(146)
Provision (benefit) for income taxes	(148)	(9)	(157)
Net income (loss)	(68)	(1)	(69)
Comprehensive income (loss)	(75)	(1)	(76)
Basic and diluted earnings (loss) per common share	(4.56)	(0.02)	(4.58)

	Six Months Ended June 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$633	$(10)	$623
Operating income (loss)	(117)	(10)	(127)
Provision (benefit) for income taxes	(149)	(9)	(158)
Net income (loss)	(127)	(1)	(128)
Comprehensive income (loss)	(133)	(1)	(134)
Basic and diluted earnings (loss) per common share	(10.08)	(0.04)	(10.12)

	Six Months Ended June 30, 2013
Consolidated Statement of Cash Flows	As Reported	Correction	As Revised
	(in millions)
Net (loss)	$(127)	$(1)	$(128)
Provision (benefit) for deferred income taxes	(151)	(9)	(160)
Change in accounts payable and accrued liabilities	(5)	10	5
Net cash provided by operating activities	139	—	139
There was no impact to the total cash flows from operating, investing or financing activities.

Merger and Bankruptcy Accounting

In the periods subsequent to filing for bankruptcy on March 18, 2013 and until emergence from bankruptcy on April 30, 2013, Accounting Standards Codification ("ASC") 852 "Reorganizations" ("ASC 852") was applied in preparing the consolidated financial statements of Dex One Corporation ("Dex One"). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the bankruptcy reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process have been classified as reorganization items on the Company's consolidated statements of comprehensive (loss).

The Company accounted for the business combination of Dex One and SuperMedia, Inc. ("SuperMedia"), creating Dex Media, using the acquisition method of accounting in accordance with ASC 805 "Business Combinations" ("ASC 805"). For additional information regarding the merger and acquisition accounting, see "Merger and Related Bankruptcy Filing of Dex One and SuperMedia" below and Note 2 - Acquisition Accounting to our consolidated financial statements included in this report.

Merger and Related Bankruptcy Filing of Dex One and SuperMedia
Merger Agreement

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger ("Merger Agreement") with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex ("Merger Sub") (collectively, the "Merger Entities"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (1) Dex One would merge with and into Newdex, with Newdex as the surviving entity ("Dex Merger") and subsequently, each share of Dex One common stock would convert into 0.2 shares of common stock of Newdex and (2) immediately following consummation of the Dex Merger, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity and become a direct wholly owned subsidiary of Newdex (the "SuperMedia Merger" and together with the Dex Merger, the "Mergers") with each share of SuperMedia common stock converting into 0.4386 shares of common stock of Newdex. As a result of the Mergers, Newdex, as successor to Dex One, was renamed Dex Media, Inc. and became a newly listed company.

On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger ("Amended and Restated Merger Agreement"), which upheld the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Mergers from its shareholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders to consummate the transactions on an out-of-court basis, the Mergers may be effected through voluntary pre-packaged plans of reorganization under a Chapter 11 bankruptcy proceeding. Because neither Dex One nor SuperMedia were able to obtain the requisite unanimous consents to the contemplated amendments to their respective financing agreements to effectuate the Mergers out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013.
Bankruptcy Filing and Emergence
On March 18, 2013, Dex One and all of its subsidiaries filed voluntary bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") for reorganization under the provisions of the Bankruptcy Code. Concurrently with filing the bankruptcy petitions, Dex One and its subsidiaries filed and requested confirmation of a Joint Prepackaged Chapter 11 Plan (as modified and supplemented, the "Dex One Prepackaged Plan"), seeking to effect the Mergers and related transactions contemplated by the Amended and Restated Merger Agreement. Also on March 18, 2013, SuperMedia and all of its domestic subsidiaries filed separate voluntary bankruptcy petitions in the Bankruptcy Court, seeking approval of SuperMedia's separate prepackaged plan of reorganization (together with the Dex One Prepackaged Plan, the "Prepackaged Plans").
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
Advertising Sales and Revenue
Advertising sales is an operating measure, which represents the annual contract value of print directories published and digital contracts sold. It is important to distinguish advertising sales from revenue, which under GAAP are recognized under the deferral and amortization method. Advertising sales are a leading indicator of revenue recognition and are presented on a combined basis, including both Dex One and SuperMedia, for the three and six months ended June 30, 2014 and 2013.

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio). For the three and six months ended June 30, 2014, net advertising sales declined 12.5% and 12.6%, respectively, compared to the same period in 2013. For the three and six months ended June 30, 2013, net advertising sales declined 16.2% and 16.0%, respectively, compared to the same period in 2012. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.
To mitigate the effect of declining advertising sales and revenue, we continue to actively manage expenses and streamline operations to reduce our cost structure.
Results of Operations
The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. As a result of our merger with SuperMedia, which was consummated on April 30, 2013, our results for the three and six months ended June 30, 2014 include the operating results of SuperMedia. However, in accordance with applicable accounting guidance, the historical operating results of SuperMedia for April 2013 and prior periods have not been included. Our operating results for any quarter may not be indicative of our operating results in any future period.
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that will not be recognized by Dex Media. SuperMedia has minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equated to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth our consolidated operating results for the three months ended June 30, 2014 and 2013.

Three Months Ended June 30,	2014	2013	Change	% Change
	(in millions, except %)
Operating Revenue	$474	$335	$139	41.5%
Operating Expenses
Selling	112	95	17	17.9%
Cost of service (exclusive of depreciation and amortization)	146	124	22	17.7%
General and administrative	50	69	(19)	(27.5)%
Depreciation and amortization	161	193	(32)	(16.6)%
Total Operating Expenses	469	481	(12)	(2.5)%
Operating Income (Loss)	5	(146)	151	NM
Interest expense, net	90	79	11	13.9%
(Loss) Before Reorganization Items and (Benefit) for Income Taxes	(85)	(225)	140	(62.2)%
Reorganization items	—	1	(1)	(100.0)%
(Loss) Before (Benefit) for Income Taxes	(85)	(226)	141	(62.4)%
(Benefit) for income taxes	—	(157)	157	(100.0)%
Net (Loss)	$(85)	$(69)	$(16)	23.2%

Operating Revenue
Operating revenue of $474 million for the three months ended June 30, 2014 increased $139 million, or 41.5%, compared to $335 million for the three months ended June 30, 2013. The variance in operating revenue was impacted by the inclusion of SuperMedia's operating revenue for the three months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 operating revenue related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating revenue related to SuperMedia’s operations of $223 million for the three months ended June 30, 2013 was not included in our operating revenue. This increase was partially offset by the decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $469 million for the three months ended June 30, 2014 decreased $12 million, or 2.5%, compared to $481 million for the three months ended June 30, 2013. The variance in operating expense was impacted by the inclusion of SuperMedia's operating expense for the three months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 operating expenses related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating expenses related to SuperMedia’s operations of $103 million for the three months ended June 30, 2013 were not included in our operating expenses. Additionally, other decreases in operating expenses are described below.
Selling. Selling expense of $112 million for the three months ended June 30, 2014 increased $17 million, or 17.9%, compared to $95 million for the three months ended June 30, 2013. The variance in selling expense was impacted by the inclusion of SuperMedia's selling expenses for the three months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 selling expense related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, selling expense related to SuperMedia’s operations of $40 million for the three months ended June 30, 2013 was not included in our selling expense. Additionally, we incurred lower sales commissions, lower employee related costs, and reduced advertising expense during 2014.
Cost of Service. Cost of services expense of $146 million for the three months ended June 30, 2014 increased $22 million, or 17.7%, compared to $124 million for the three months ended June 30, 2013. The variance in cost of services expense was impacted by the inclusion of SuperMedia's cost of services expense for the three months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 cost of service expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, cost of services expense related to SuperMedia’s operations of $41 million for the three months ended June 30, 2013 was not included in our cost of service expense. Additionally, we incurred lower printing and distribution costs as a result of lower volumes during 2014.
General and Administrative. General and administrative expense of $50 million for the three months ended June 30, 2014 decreased $19 million, or 27.5%, compared to $69 million for the three months ended June 30, 2013. The variance in general and administrative expense was impacted by the inclusion of SuperMedia's general and administrative expense for the three months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 general and administrative expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, general and administrative expense related to SuperMedia’s operations of $12 million for the three months ended June 30, 2013 was not included in our general and administrative expense. Additionally, the decrease in general and administrative expense was driven by lower merger integration and merger transaction costs. We incurred $28 million of merger integration costs, which included $19 million of severance costs, for the three months ended June 30, 2013, compared to $8 million of merger integration costs, which included $3 million of severance costs, for the three months ended June 30, 2014. Additionally, we incurred $9 million of merger transaction costs for the three months ended June 30, 2013, while no merger transaction costs were incurred during the three months ended June 30, 2014. Bad debt expense of $9 million for the three months ended June 30, 2014 increased by $4 million compared to the three months ended June 30, 2013. Bad debt expense as a percent of total operating revenue was 1.9% for the three months ended June 30, 2014, compared to 1.5% for the three months ended June 30, 2013.
Depreciation and Amortization. Depreciation and amortization expense of $161 million for the three months ended June 30, 2014 decreased $32 million, or 16.6%, compared to $193 million for the three months ended June 30, 2013. The variance in depreciation and amortization expense was impacted by the inclusion of SuperMedia's depreciation and amortization expense for the three months ended June 30, 2014, and the exclusion of portions of SuperMedia's 2013 depreciation and amortization expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, depreciation and amortization expense related to SuperMedia’s operations of $10 million for the three months ended June 30, 2013 was not included in our depreciation and amortization expense. Additionally, the decrease in depreciation and amortization expense was driven by lower amortization expense associated with the impact of the non-cash impairment charge related to intangible assets that was recorded during 2013, partially offset by the adjustments to the estimated remaining lives in 2013.
Interest Expense, net

Interest expense, net of interest income, of $90 million for the three months ended June 30, 2014 increased $11 million, or 13.9%, compared to $79 million for the three months ended June 30, 2013. The variance in interest expense, net was impacted by the inclusion of SuperMedia's interest expense, net for the three months ended June 30, 2014, and the exclusion of a portion of SuperMedia’s interest expense, net for the three months ended June 30, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, interest expense, net related to SuperMedia’s operations of $13 million for the three months ended June 30, 2013 was not included in our interest expense, net. Additionally, interest expense increased due to the impact of interest rate increases on the Company’s senior secured credit facilities, partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the three months ended June 30, 2014 included $23 million of non-cash interest expense compared to $15 million for the three months ended June 30, 2013. This non-cash interest expense primarily represents amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
Reorganization Items
The Company recorded reorganization items of $1 million associated with professional fees for the three months ended June 30, 2013.

(Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded income taxes for the three months ended June 30, 2014 of less than $1 million and $(157) million of income tax (benefit) for the three months ended June 30, 2013. For the three months ended June 30, 2014 and 2013, the effective tax rates of (0.3)% and 69.5%, respectively, are primarily due to changes in recorded valuation allowance, and the three months ended June 30, 2013 also reflects changes in state tax apportionment.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately (0.1)% and 42% for 2014 and 2013, respectively. The 2014 estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to the increase in the recorded valuation allowance. Without the increase in the recorded valuation allowance, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2014. The annual effective tax rate used for the six months ended June 30, 2013 excludes any impacts associated with SuperMedia for the four months ended April 30, 2013, as the merger was effective April 30, 2013. The estimated annual effective tax rate at June 2013, inclusive of discrete tax benefits, differs from the statutory rate primarily due to state taxes and the decrease in the recorded valuation allowance.

Our estimated annual effective tax rate for 2014 may be subject to change in future periods. During the remainder of 2014, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 2%.

The annual effective tax rate of 31.5% for the year ended December 31, 2013 differed from the statutory rate primarily due to an increase in recorded valuation allowance, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table sets forth our consolidated operating results for the six months ended June 30, 2014 and 2013.

Six Months Ended June 30,	2014	2013	Change	% Change
	(in millions, except %)
Operating Revenue	$930	$623	$307	49.3%
Operating Expenses
Selling	227	160	67	41.9%
Cost of service (exclusive of depreciation and amortization)	296	208	88	42.3%
General and administrative	73	100	(27)	(27.0)%
Depreciation and amortization	322	282	40	14.2%
Total Operating Expenses	918	750	168	22.4%
Operating Income (Loss)	12	(127)	139	NM
Interest expense, net	180	122	58	47.5%
(Loss) Before Reorganization Items and (Benefit) for Income Taxes	(168)	(249)	81	(32.5)%
Reorganization items	—	37	(37)	(100.0)%
(Loss) Before (Benefit) for Income Taxes	(168)	(286)	118	(41.3)%
(Benefit) for income taxes	(1)	(158)	157	(99.4)%
Net (Loss)	$(167)	$(128)	$(39)	30.5%

Operating Revenue
Operating revenue of $930 million for the six months ended June 30, 2014 increased $307 million, or 49.3%, compared to $623 million for the six months ended June 30, 2013. The variance in revenue was impacted by the inclusion of SuperMedia's operating revenue for the six months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 operating revenue related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating revenue related to SuperMedia’s operations of $30 million and $516 million for the six months ended June 30, 2014 and 2013, respectively, was not included in our operating revenue. This increase was partially offset by the decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $918 million for the six months ended June 30, 2014 increased $168 million, or 22.4%, compared to $750 million for the six months ended June 30, 2013. The variance in operating expense was impacted by the inclusion of SuperMedia's operating expense for the six months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 operating expenses related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating expenses related to SuperMedia’s operations of $9 million and $295 million for the six months ended June 30, 2014 and 2013, respectively, were not included in our operating expenses. This increase was also offset by the expense reductions and credits described below.
Selling. Selling expense of $227 million for the six months ended June 30, 2014 increased $67 million, or 41.9%, compared to $160 million for the six months ended June 30, 2013. The variance in selling expense was impacted by the inclusion of SuperMedia's selling expenses for the six months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 selling expense related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, selling expense related to SuperMedia’s operations of $4 million and $113 million for the six months ended June 30, 2014 and 2013, respectively, were not included in our selling expense. Additionally, we incurred lower sales commissions, reduced employee related costs, reduced advertising expense and reduced travel expenses during 2014.

Cost of Service. Cost of services expense of $296 million for the six months ended June 30, 2014 increased $88 million, or 42.3%, compared to $208 million for the six months ended June 30, 2013. The variance in cost of services expense was impacted by the inclusion of SuperMedia's cost of services expense for the six months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 cost of service expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, cost of services expense related to SuperMedia’s operations of $4 million and $121 million for the six months ended June 30, 2014 and 2013, respectively, were not included in our cost of service expense. Additionally, we reduced Internet traffic costs and incurred lower printing and distribution costs as a result of lower volumes during 2014.
General and Administrative. General and administrative expense of $73 million for the six months ended June 30, 2014 decreased $27 million, or 27.0%, compared to $100 million for the six months ended June 30, 2013. The variance in general and administrative expense was impacted by the inclusion of SuperMedia's general and administrative expense for the six months ended June 30, 2014, and the exclusion of portions of SuperMedia’s 2013 general and administrative expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, general and administrative expense related to SuperMedia’s operations of $1 million and $20 million for the six months ended June 30, 2014 and 2013, respectively, were not included in our general and administrative expense. Additionally, the decrease in general and administrative expense was driven by certain one-time credits to expense during the six months ended June 30, 2014. The Company recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits ("OPEB"), which eliminated the Company’s obligation to provide a subsidy for retiree health care. The Company also recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement. Additionally, the Company recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities. We incurred $19 million of merger transaction costs for the six months ended June 30, 2013, while no merger transaction costs were incurred during the six months ended June 30, 2014. We incurred $28 million of merger integration costs, which included $19 million of severance costs, for the six months ended June 30, 2013, compared to $26 million of merger integration costs, which included $13 million of severance costs, for the six months ended June 30, 2014. Bad debt expense of $15 million for the six months ended June 30, 2014 increased by $3 million compared to the six months ended June 30, 2013. Bad debt expense as a percent of total operating revenue was 1.6% for the six months ended June 30, 2014, compared to 1.9% for the six months ended June 30, 2013.
Depreciation and Amortization. Depreciation and amortization expense of $322 million for the six months ended June 30, 2014 increased $40 million, or 14.2%, compared to $282 million for the six months ended June 30, 2013. The variance in depreciation and amortization expense was impacted by the inclusion of SuperMedia's depreciation and amortization expense for the six months ended June 30, 2014, and the exclusion of portions of SuperMedia's 2013 depreciation and amortization expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, depreciation and amortization expense related to SuperMedia’s operations of $41 million for the six months ended June 30, 2013 was not included in our depreciation and amortization expense. Additionally, amortization expense related to intangible assets increased, due to adjustments to the estimated remaining lives in 2013, partially offset by the impact of the non-cash impairment charge related to intangible assets that was recorded during 2013.
Interest Expense, net

Interest expense, net of interest income, of $180 million for the six months ended June 30, 2014 increased $58 million, or 47.5%, compared to $122 million for the six months ended June 30, 2013. The variance in interest expense, net was impacted by the inclusion of SuperMedia's interest expense, net for the six months ended June 30, 2014, and the exclusion of a portion of SuperMedia’s interest expense, net for the six months ended June 30, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, interest expense, net related to SuperMedia’s operations of $51 million for the six months ended June 30, 2013 was not included in our interest expense, net. Additionally, interest expense increased due to the impact of interest rate increases on the Company’s senior secured credit facilities, partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the six months ended June 30, 2014 included $45 million of non-cash interest expense compared to $24 million for the six months ended June 30, 2013. This non-cash interest primarily represents amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.

Reorganization Items
The Company recorded reorganization items of $37 million for the six months ended June 30, 2013, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments and $5 million associated with professional fees.

(Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded a (benefit) for income taxes of $(1) million and $(158) million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, and 2013, the effective tax rates of 0.6% and 55.2%, respectively, are primarily due to changes in recorded valuation allowance and the six months ended June 30, 2013 also reflects changes in state tax apportionment.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately (0.1)% and 42% for 2014 and 2013, respectively. The 2014 estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to the increase in the recorded valuation allowance. Without the increases in the recorded valuation allowance, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2014. The annual effective tax rate used for the six months ended June 30, 2013 excludes any impacts associated with SuperMedia for the four months ended April 30, 2013, as the merger was effective April 30, 2013. The estimated annual effective tax rate at June 2013, inclusive of discrete tax benefits, differs from the statutory rate primarily due to state taxes and the decrease in the recorded valuation allowance.

Our estimated annual effective tax rate for 2014 may be subject to change in future periods. During the remainder of 2014, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 2%.

The annual effective tax rate of 31.5% for the year ended December 31, 2013 differed from the statutory rate primarily due to an increase in recorded valuation allowance, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
The following table sets forth a summary of cash flows for the six months ended June 30, 2014 and 2013. As a result of the merger with SuperMedia, which was consummated on April 30, 2013, the cash flows of SuperMedia from May 1, 2013 through June 30, 2013 have been included in our cash flows for the six months ended June 30, 2013. In accordance with applicable accounting guidance, the cash flows for April 2013 and prior periods have not been included.

Six Months Ended June 30,	2014	2013	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$202	$139	$63
Investing activities	(9)	142	(151)
Financing activities	(203)	(209)	6
Increase (Decrease) In Cash and Cash Equivalents	$(10)	$72	$(82)

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $202 million for the six months ended June 30, 2014 increased $63 million, compared to $139 million for the six months ended June 30, 2013. This variance was impacted by the inclusion of SuperMedia's cash provided by operating activities for the six months ended June 30, 2014 and the exclusion of portions of SuperMedia’s cash provided by operating activities for the six months ended June 30, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective

April 30, 2013 cash provided by operating activities related to SuperMedia’s operations of $55 million, for the period of January through April 2013, was not included in our cash provided by operating activities for the six months ended June 30, 2013. Additionally, reduced operating expenditures and cash payments related to merger transaction costs for the six months ended June 30, 2014 contributed to the favorable operating activities in 2014. No merger transaction costs were paid during the six months ended June 30, 2014, whereas $16 million was paid during the six months ended June 30, 2013. In addition, the Company made cash payments associated with our bankruptcy of $5 million for the six months ended June 30, 2013. These favorable operating activities were partially offset by cash payments related to merger integration costs of $27 million for the six months ended June 30, 2014, compared to $19 million for the six months ended June 30, 2013, and lower cash collections associated with lower revenue.
Net cash used in investing activities of $9 million for the six months ended June 30, 2014 decreased $151 million, compared to net cash provided by investing activities of $142 million for the six months ended June 30, 2013. This decrease was primarily due to $154 million of cash acquired in the acquisition of SuperMedia on April 30, 2013. In addition, the Company incurred $9 million in capital expenditures, including capitalized software, for the six months ended June 30, 2014, compared to $12 million for the six months ended June 30, 2013.
Net cash used in financing activities of $203 million for the six months ended June 30, 2014 decreased $6 million compared to $209 million for the six months ended June 30, 2013. Net cash used in financing activities for the six months ended June 30, 2014 and 2013 represent the repayment of debt principal.

During the six months ended June 30, 2014, the Company retired debt obligations of $210 million under its senior secured credit facilities utilizing cash of $202 million. The Company made mandatory and accelerated principal payments, at par, of $156 million. In addition, on June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (non-taxable gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees).

During the six months ended June 30, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $209 million.

We believe net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2014.

Debt Obligations

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated credit agreements for each of Dex Media East, Inc. (" DME"), Dex Media West, Inc. ("DMW") and R.H. Donnelley Inc. ("RHD") (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.

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

2014 and 2013 Principal Payments

During the six months ended June 30, 2014, the Company retired debt obligations of $210 million under its senior secured credit facilities utilizing cash of $202 million. The Company made mandatory and accelerated principal payments, at par, of $156 million. In addition, on June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (non-taxable gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees).

During the six months ended June 30, 2013 , the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $209 million.

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

As of June 30, 2014, the Company was in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has adopted the provisions of ASU 2013-11 as required, and it did not have a material impact on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $2 million for the six months ended June 30, 2014. For additional information related to the Company's debt obligation and interest rates, see Note 7 - Long-Term Debt to our consolidated financial statements included in this report.

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

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the "Corwin" case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case (a separate case involving SuperMedia, now settled) granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase and that the plaintiffs lack standing. The Company awaits the orders of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act ("ERISA"); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the 5th U.S. Circuit Court of Appeals. The briefing is complete and oral argument has been scheduled for the first week of September 2014. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. After the Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, the court granted plaintiffs’ writ, vacated the 5th U.S. Circuit Court of Appeals opinion and remanded the case to the 5th U.S. Circuit Court of Appeals to rule in conformity with the Fifth Third opinion. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act ("FLSA") collective action against SuperMedia, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had "off-the-clock" claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. On February 24, 2014, SuperMedia filed a motion to decertify. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations. In early August, 2014, terms of a tentative settlement were reached by the parties; however, the settlement has not been documented nor presented to the court for approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares acquired from employees during the three months ended June 30, 2014 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan or the Dex Media Equity Incentive Plan.

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

DEX MEDIA, INC.

Date:	August 11, 2014	By:	/s/ Peter J. McDonald
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