Form 10-Q
period 2014-09-30
DEX MEDIA, INC.
filed 2014-11-05
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 31, 2014, there were 17,629,011 shares of the registrant's common stock outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other periodic reports we file with the Securities and Exchange Commission ("SEC"), including the information in this report and "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof or, in the case of statements incorporated by reference, on the date of the document incorporated by reference and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013

Operating Revenue	$452	$392	$1,382	$1,015

Operating Expenses
Selling	106	113	333	273
Cost of service (exclusive of depreciation and amortization)	144	130	440	338
General and administrative	16	54	89	154
Depreciation and amortization	161	242	483	524
Total Operating Expenses	427	539	1,345	1,289
Operating Income (Loss)	25	(147)	37	(274)
Interest expense, net	89	99	269	221
(Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and (Benefit) for Income Taxes	(64)	(246)	(232)	(495)
Reorganization items	—	—	—	37
Gains on early extinguishment of debt	2	—	2	—
(Loss) Before (Benefit) for Income Taxes	(62)	(246)	(230)	(532)
(Benefit) for income taxes	(3)	(111)	(4)	(269)
Net (Loss)	$(59)	$(135)	$(226)	$(263)

Other Comprehensive (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	5	(4)	9	(10)
Comprehensive (Loss)	$(54)	$(139)	$(217)	$(273)

Basic and diluted (loss) per common share	$(3.41)	$(7.85)	$(13.08)	$(18.55)
Basic and diluted weighted average common shares outstanding	17.3	17.2	17.3	14.1

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$145	$156
Accounts receivable, net of allowances of $31 and $26	151	218
Deferred directory costs	161	183
Deferred tax assets	9	9
Prepaid expenses and other	19	27
Assets held for sale	12	16
Total current assets	497	609
Fixed assets and capitalized software, net	76	106
Goodwill	315	315
Intangible assets, net	941	1,381
Pension assets	60	41
Other non current assets	9	12
Total Assets	$1,898	$2,464

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$123	$154
Accounts payable and accrued liabilities	133	166
Accrued interest	11	20
Deferred revenue	97	126
Total current liabilities	364	466
Long-term debt	2,320	2,521
Employee benefit obligations	89	132
Deferred tax liabilities	29	28
Unrecognized tax benefits	13	19
Other liabilities	1	1

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,642,686 shares at September 30, 2014 and 17,601,520 shares at December 31, 2013	—	—
Additional paid-in capital	1,553	1,551
Retained (deficit)	(2,446)	(2,220)
Accumulated other comprehensive (loss)	(25)	(34)
Total shareholders' equity (deficit)	(918)	(703)
Total Liabilities and Shareholders' Equity (Deficit)	$1,898	$2,464

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013

Cash Flows from Operating Activities
Net (loss)	$(226)	$(263)
Reconciliation of net (loss) to net cash provided by operating activities:
Depreciation and amortization	483	524
Provision for deferred income taxes	(4)	(243)
Provision for unrecognized tax benefits	(6)	(28)
Provision for bad debts	20	20
Non-cash interest expense	69	47
Stock-based compensation expense	2	4
Employee retiree benefits	(5)	(3)
Employee benefit plan amendments	(42)	—
Gains on early extinguishment of debt	(2)	—
Non-cash reorganization items	—	32
Changes in assets and liabilities:
Accounts receivable	47	218
Deferred directory costs	24	(43)
Other current assets	8	9
Accounts payable and accrued liabilities	(60)	(15)
Other items, net	(3)	(9)
Net cash provided by operating activities	305	250

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(15)	(21)
Cash acquired in acquisition	—	154
Net cash provided by (used in) investing activities	(15)	133

Cash Flows from Financing Activities
Debt repayments	(300)	(321)
Debt issuance costs and other financing items, net	(1)	—
Net cash (used in) financing activities	(301)	(321)

Increase (decrease) in cash and cash equivalents	(11)	62
Cash and cash equivalents, beginning of year	156	172
Cash and cash equivalents, end of period	$145	$234

Supplemental Information
Cash interest on debt	$209	$182
Cash income taxes, net	$4	$15

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
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. All inter-company transactions have been eliminated. The Company is managed as a single business segment. These unaudited interim financial statements, prepared in accordance with GAAP, do not contain all information and footnote disclosures normally included in audited annual financial statements and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 may not be indicative of results of operations for the 2014 fiscal year.

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

The following tables show the impact of the error correction to the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$397	$(5)	$392
Operating income (loss)	(142)	(5)	(147)
Provision (benefit) for income taxes	(109)	(2)	(111)
Net income (loss)	(132)	(3)	(135)
Comprehensive income (loss)	(136)	(3)	(139)
Basic and diluted earnings (loss) per common share	(7.66)	(0.19)	(7.85)

	Nine Months Ended September 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$1,030	$(15)	$1,015
Operating income (loss)	(259)	(15)	(274)
Provision (benefit) for income taxes	(258)	(11)	(269)
Net income (loss)	(259)	(4)	(263)
Comprehensive income (loss)	(269)	(4)	(273)
Basic and diluted earnings (loss) per common share	(18.29)	(0.26)	(18.55)

	Nine Months Ended September 30, 2013
Consolidated Statement of Cash Flows	As Reported	Correction	As Revised
	(in millions)
Net income (loss)	$(259)	$(4)	$(263)
Provision (benefit) for deferred income taxes	(232)	(11)	(243)
Change in accounts payable and accrued liabilities	(30)	15	(15)
Net cash provided by operating activities	250	—	250
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
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has adopted the provisions of ASU 2013-11 as required, and it did not have a material impact on our financial statements.

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
Merger Transaction Costs
The Company cumulatively incurred $42 million of merger transaction costs. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). Of these costs, $2 million and $21 million were incurred and expensed during the three and nine months ended September 30, 2013, and are reflected as general and administrative expense on the Company's consolidated statement of comprehensive (loss). No merger transaction costs were incurred during the nine months ended September 30, 2014. For additional information on merger related costs, see Note 3 - Merger Integration and Transaction Costs.

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
Unaudited Pro Forma Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating revenue	$452	$532	$1,412	$1,671
Net (loss)	$(59)	$(62)	$(212)	$(112)
There was no pro forma adjustment impact on operating revenue and net (loss) for the three months ended September 30, 2014.
Note 3
Merger Integration and Transaction Costs

Merger integration costs represent costs incurred to achieve synergies related to the merger of Dex One and SuperMedia. These costs include severance, professional fees and contract services. As part of the merger, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. These costs are recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). During the three and nine months ended September 30, 2014 the Company incurred $7 million and $33 million, respectively, of merger integration costs, of which less than $1 million and $13 million, respectively, represents severance costs. During the three and nine months ended September 30, 2013, the Company incurred $13 million and $41 million, respectively, of merger integration costs, of which $9 million and $28 million, respectively, represents severance costs.

Merger transaction costs represent costs associated with completing the merger between Dex One and SuperMedia. The Company cumulatively incurred $42 million of merger transaction costs. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). Of these costs, $2 million and $21 million was incurred and expensed during the three and nine months ended September 30, 2013, respectively, and are reflected as general and administrative expense on the Company's consolidated statement of comprehensive (loss). No merger transaction costs were incurred during the nine months ended September 30, 2014.

The following table sets forth merger integration and transaction costs recognized for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Merger integration costs	$7	$13	$33	$41
Merger transaction costs	—	2	—	21
Total merger related costs	$7	$15	$33	$62

Note 4
Earnings (Loss) Per Share

The following table sets forth the calculation of the Company’s basic and diluted (loss) per share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net (loss)	$(59)	$(135)	$(226)	$(263)
Basic and diluted weighted-average common shares outstanding	17.3	17.2	17.3	14.1
Basic and diluted (loss) per common share	$(3.41)	$(7.85)	$(13.08)	$(18.55)

The weighted average shares outstanding for periods prior to April 30, 2013 have been adjusted to reflect the 1-for-5 reverse stock split of Dex One common stock.

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reported period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the Company's reported net loss for the three and nine months ended September 30, 2014 and 2013, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of earnings per share. For the three and nine months ended September 30, 2014, there were no shares and 0.4 million shares of the Company’s stock-based awards, respectively, that had exercise prices that exceeded the average market price of the Company’s common stock. These shares were not included in our weighted average diluted shares outstanding. For both the three and nine months ended September 30, 2013, there were no shares of the Company’s stock-based awards that had exercise prices that exceeded the average market price of the Company’s common stock.

Certain employees were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At September 30, 2014 there were 0.3 million of such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net loss from continuing operations for the three and nine months ended September 30, 2014 and 2013 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

Note 5
Additional Financial Information

Consolidated Statements of Comprehensive Loss

General and administrative expense

The Company’s general and administrative expense for the three and nine months ended September 30, 2014 includes certain charges and one-time credits to expense. During the three and nine months ended September 30, 2014, the Company recorded a $29 million credit to expense associated with plan amendments that reduced benefits associated with the Company's long-term disability plans. The Company also recorded a $3 million charge to adjust the Los Alamitos property, which is held for sale, to its estimated fair value. During the nine months ended September 30, 2014, the Company recorded a $13 million credit to expense associated with other post-employment benefits ("OPEB"), which eliminated the Company's obligation to provide a subsidy for retiree health care. Additionally, during the nine months ended September 30, 2014, the Company recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement and $5 million in credits to expense associated with the reduction of certain operating tax liabilities.
Depreciation and amortization

The following tables set forth the components of the Company's depreciation and amortization expense for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Amortization of intangible assets	$147	$226	$440	$477
Amortization of capitalized software	9	11	29	33
Depreciation of fixed assets	5	5	14	14
Total depreciation and amortization	$161	$242	$483	$524

There was no amortization or depreciation expense related to SuperMedia included in our operating results for the four months ended April 30, 2013, as the merger was effective April 30, 2013.

Interest expense, net

The Company recorded interest expense, net of $89 million and $269 million for the three and nine months ended September 30, 2014, respectively, compared to $99 million and $221 million for the three and nine months ended September 30, 2013, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt discount, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $24 million and $69 million for the three and nine months ended September 30, 2014, compared to $23 million and $47 million for the three and nine months ended September 30, 2013, respectively. There is no interest expense, net related to SuperMedia included in our operating results for the four months ended April 30, 2013, as the merger with SuperMedia was effective April 30, 2013.

Reorganizations items

In accordance with ASC 852, reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. For the three and nine months ended September 30, 2013, the Company recorded less than $1 million and $37 million, respectively, of reorganization items on the consolidated statements of comprehensive (loss).

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

Other comprehensive (loss)

The following tables set forth the components of the Company's comprehensive (loss) adjustments for pension and other post-employment benefits for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(59)			$(135)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains (losses) of benefit plans	$7	$(2)	5	$(7)	$3	(4)
Reclassifications included in net (loss):
Amortization of actuarial losses	—	—	—	1	(1)	—
Total reclassifications included in net (loss)	—	—	—	1	(1)	—
Adjustments for pension and other post-employment benefits	$7	$(2)	5	$(6)	$2	(4)
Total comprehensive (loss)			$(54)			$(139)

	Nine Months Ended September 30,
	2014			2013
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(226)			$(263)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains (losses) of benefit plans	$26	$(9)	17	$(18)	$7	(11)
Reclassifications included in net (loss):						—
Amortization of actuarial losses	—	—	—	2	(1)	1
Settlement losses	1	(1)	—	—	—	—
Plan amendments	(13)	5	(8)	—	—	—
Total reclassifications included in net (loss)	(12)	4	(8)	2	(1)	1
Adjustments for pension and other post-employment benefits	$14	$(5)	9	$(16)	$6	(10)
Total comprehensive (loss)			$(217)			$(273)

The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension and other post-employment benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2013	$(31)	$(3)	$(34)
Adjustments for pension and other post-employment benefits, net of amortization	14	(5)	9
Accumulated other comprehensive (loss) - September 30, 2014	$(17)	$(8)	$(25)

Balance Sheet

Assets held for sale

The Company owns land and a building in Los Alamitos, CA, which has an estimated fair value of $12 million. The Company is actively pursuing a buyer for the property. As such, these assets have been reported as assets held for sale on the Company's consolidated balance sheets. During the three months ended September 30, 2014, the Company recorded a $3 million charge to adjust the property to its estimated fair value. The charge was recorded to general and administrative expense in the Company's consolidated statement of comprehensive income (loss).

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's accounts payable and accrued liabilities at September 30, 2014 and December 31, 2013.

	At September 30, 2014	At December 31, 2013
	(in millions)
Accounts payable	$13	$20
Accrued salaries and wages	51	49
Accrued taxes	16	21
Accrued expenses	36	56
Customer refunds, advance payments and other	17	20
Total accounts payable and accrued liabilities	$133	$166

Fair Value of Financial Instruments

The Company's financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds of $41 million as of September 30, 2014 and December 31, 2013. These money market funds have been recorded at fair value using Level 2 inputs.  The Company also had $11 million and $9 million held in certificates of deposit and mutual funds as of September 30, 2014 and December 31, 2013, respectively, that serve as collateral against letters of credit held primarily with our insurance carriers.  These certificates of deposit and mutual funds are classified as prepaid expenses and other on the Company's consolidated balance sheets and are valued using Level 2 inputs. The assets held for sale of $12 million as of September 30, 2014 and $16 million as of December 31, 2013 have been recorded at fair value using Level 3 inputs. The fair value of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value using Level 2 inputs of the Company’s debt obligations at September 30, 2014 and December 31, 2013.

	At September 30, 2014		At December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$857	$884	$935	$912
R.H. Donnelly Inc.	621	456	685	414
Dex Media East, Inc.	366	315	426	289
Dex Media West, Inc.	347	317	393	307
Senior subordinated notes	252	161	236	123
Total debt obligations	$2,443	$2,133	$2,675	$2,045

The Company detected an immaterial mathematical error in its calculation of the estimated fair value for the debt obligations of its SuperMedia Inc. subsidiary as disclosed in Dex Media’s 2013 Annual Report on Form 10-K and the first quarter 2014 report on Form 10-Q. The correct estimated debt fair values for SuperMedia Inc. were $912 million at December 31, 2013 ($697 million previously reported) and $897 million at March 31, 2014 ($695 million previously reported). The table above reflects the corrected estimated fair value amounts at December 31, 2013.

The par value of SuperMedia's debt obligation at September 30, 2014 was $1,079 million.

For additional information on our outstanding debt obligations, see Note 7 - Long-Term Debt.

Note 6
Intangible Assets

The following table sets forth the details of the Company's intangible assets at September 30, 2014 and December 31, 2013.

	At September 30, 2014			At December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$666	$254	$412	$666	$97	$569
Client relationships	924	574	350	924	348	576
Trademarks and domain names	222	75	147	222	29	193
Patented technologies	42	13	29	42	4	38
Advertising commitment	11	8	3	11	6	5
Total intangible assets	$1,865	$924	$941	$1,865	$484	$1,381

Amortization expense for intangible assets was $147 million and $440 million for the three and nine months ended September 30, 2014, respectively, compared to $226 million and $477 million for the three and nine months ended September 30, 2013, respectively. There was no amortization expense associated with intangible assets related to SuperMedia included in our operating results for the four months ended April 30, 2013, as the merger was effective April 30, 2013. Additionally, amortization expense related to intangibles assets decreased due to the impact of the non-cash impairment charge related to intangible assets that was recorded during 2013, partially offset by adjustments to the estimated remaining lives in 2013.

The annual amortization expense for intangible assets is estimated to be $587 million in 2014, $373 million in 2015, $237 million in 2016, $103 million in 2017 and $81 million in 2018.

Note 7
Long-Term Debt

The following table sets forth the Company's outstanding debt obligations on the consolidated balance sheets at September 30, 2014 and December 31, 2013.

		Interest Rates		Carrying Value
	Maturity	At September 30, 2014	At December 31, 2013	At September 30, 2014	At December 31, 2013
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.6%	$857	$935
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.75%	621	685
Dex Media East, Inc.	December 31, 2016	6.0%	6.0%	366	426
Dex Media West, Inc.	December 31, 2016	8.0%	8.0%	347	393
Senior subordinated notes	January 29, 2017	14.0%	14.0%	252	236
Total debt				2,443	2,675
Less: current maturities of long-term debt				123	154
Long-term debt				$2,320	$2,521

As a result of the merger and adoption of acquisition accounting on April 30, 2013, SuperMedia's debt obligation was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment is being amortized as an increase to interest expense over the remaining term of the SuperMedia debt obligation using the effective interest method and does not impact future interest or principal payments. Amortization of the SuperMedia debt fair value adjustment of $19 million and $55 million was included in interest expense during the three and nine months ended September 30, 2014, respectively, compared to $17 million and $28 million for the three and nine months ended September 30, 2013, respectively. The unamortized portion of the SuperMedia discount as of September 30, 2014 was $222 million. The par value of SuperMedia's debt obligation at September 30, 2014 was $1,079 million.

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ended March 31, 2014 and September 30, 2014, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $16 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017.

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

2014 and 2013 Principal Payments

During the nine months ended September 30, 2014, the Company retired debt obligations of $314 million under its senior secured credit facilities utilizing cash of $300 million. The Company made mandatory and accelerated principal payments, at par, of $225 million. On June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (non-taxable gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). In addition, on September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a non-taxable gain of $2 million being recorded by the Company (non-taxable gain of $6 million offset by a $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees).

During the nine months ended September 30, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $321 million.

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

As of September 30, 2014, the Company was in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

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

Net Periodic Cost

The following table sets forth the benefit cost (income) related to the Company's pension plans for the three and nine months ended September 30, 2014 and 2013.

	Pension Benefit Cost (Income)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$1	$1	$1	$1
Interest cost	7	7	21	15
Expected return on plan assets	(10)	(11)	(28)	(22)
Amortization of net loss	—	1	—	2
Settlement losses	—	—	1	—
Net periodic cost (income)	$(2)	$(2)	$(5)	$(4)

The Company made cash contributions to its qualified pension plans of $3 million and $6 million during the three and nine months ended September 30, 2014 compared to $1 million and $3 million during the three and nine months ended September 30, 2013. We expect to make total contributions of approximately $7 million to our qualified pension plans in 2014.

Other Post-Employment Benefits

Prior to January 25, 2014, the Company's other post-employment benefits included post-employment health care and life insurance plans for certain of the Company's retirees. On January 25, 2014, the Company enacted plan amendments to its OPEB plans, and reached an agreement with the CWA locals 1301 and 1302 to eliminate the Company's obligation as of April 1, 2014. As a result of these plan amendments, the Company recorded a credit of $13 million to general and administrative expense in its consolidated statement of comprehensive (loss) during the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, the Company recorded $1 million of expense associated with other post-employment benefits.

Employee Benefits - Long-Term Disability

During the three and nine months ended September 30, 2014, the Company recorded a $29 million credit to expense associated with plan amendments that reduced benefits associated with the Company's long-term disability plans.

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex One 401(k) Savings Plan, (on January 1, 2014, the Dex Media Inc. Employee Savings Plan was merged into the Dex One 401(k) Savings Plan), the Dex One Restoration Plan, the Dex Media, Inc. Employee Savings Plan and the SuperMedia Savings Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax or after-tax basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. The Company recorded total savings plan expense of $2 million and $9 million for the three and nine months ended September 30, 2014 compared to $3 million and $9 million during the three and nine months ended September 30, 2013, respectively. There is no savings plan expense related to SuperMedia recorded during the four months ended April 30, 2013, as the merger with SuperMedia was effective April 30, 2013.

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

Changes in the Company's outstanding restricted stock awards were as follows for the nine months ended September 30, 2014.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding restricted stock at January 1, 2014	356,138	$10.28
Granted	19,941	8.46
Vested	(28,252)	10.91
Forfeitures	(7,196)	10.54
Outstanding restricted stock at September 30, 2014	340,631	$10.11

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

•	Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and

•	The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average stock option fair values and assumptions for the nine months ended September 30, 2014 are disclosed in the following table.

Nine Months Ended
September 30, 2014
Weighted average fair value of grants	$4.13
Dividend yield	—
Volatility	58.04%
Risk-free interest rate	1.92%
Expected life (in years)	6.02

Changes in the Company's outstanding stock option awards were as follows for the nine months ended September 30, 2014.

	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1, 2014	442,133	$10.15	9.64	$5,422
Granted	52,800	10.13	10.00	—
Exercises	(1,082)	6.30	7.50	—
Forfeitures/expirations	(52,335)	10.07	8.87	—
Outstanding stock option awards at September 30, 2014	441,516	$10.16	8.97	$26,459

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the three and nine months ended September 30, 2014 and 2013. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Stock-based compensation expense	$—	$1	$2	$4

As of September 30, 2014, unrecognized stock-based compensation expense related to the unvested portion of the Company's restricted stock and stock option awards was approximately $3 million, and is expected to be recognized over a weighted-average period of approximately 1.9 years.

Note 10
Income Taxes

Income taxes have been provided for in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for the items considered discrete for the periods presented.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately 1% and 45% for 2014 and 2013, respectively. The 2014 estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to the increase in the recorded valuation allowance, non-deductible interest, and state taxes primarily due to changes in apportionment, partially offset by the lapsing of uncertain tax positions due to the statute of limitations in various jurisdictions. Without the increase in the recorded valuation allowance, non-deductible interest, state taxes and lapsing of uncertain tax positions our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2014. The annual effective tax rate used for the nine months ended September 30, 2013 excludes any impacts associated with SuperMedia for the four months ended April 30, 2013, as the merger was effective April 30, 2013. The estimated annual effective tax rate at September 2013, inclusive of discrete tax benefits, differs from the statutory rate primarily due to state apportionment changes, the lapsing of various uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions and the decrease in the recorded valuation allowance.

Our estimated annual effective tax rate for 2014 may be subject to change in future periods. During the remainder of 2014, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 1%.

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

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the "Corwin" case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case (a separate case involving SuperMedia, now settled) granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase and that the plaintiffs lack standing. Those motions were denied. Trial began on October 20, 2014. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act ("ERISA"); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the 5th U.S. Circuit Court of Appeals. The briefing is complete and oral argument was held on September 4, 2014. On October 14, 2014, the 5th Circuit Court of Appeals affirmed the decision of the trial court. The time to appeal that decision has not yet run. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. After the Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, the court granted plaintiffs’ writ, vacated the 5th U.S. Circuit Court of Appeals opinion and remanded the case to the 5th U.S. Circuit Court of Appeals to rule in conformity with the Fifth Third opinion. Subsequently, the case has been remanded to the trial court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act ("FLSA") collective action against SuperMedia, all its subsidiaries, and two of its former chief executive officers in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had "off-the-clock" claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. On February 24, 2014, SuperMedia filed a motion to decertify. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations. In early August, 2014, terms of a tentative settlement were reached by the parties; the settlement has been documented and presented to the court for preliminary approval.

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

Note 12
Subsequent Event

Retirement of President and Chief Executive Officer

On October 14, 2014, the Company announced the retirement of Peter J. McDonald, 64, the Company’s President and Chief Executive Officer, as an executive officer and a director of the Company effective October 14, 2014.  To ensure a smooth transition of his responsibilities, the Company and Mr. McDonald have entered into a Consulting Services Agreement, dated October 14, 2014 pursuant to which the Company will retain Mr. McDonald as a consultant for a term of twelve months, beginning on October 14, 2014. While he serves as a consultant, Mr. McDonald is not due any additional compensation beyond the severance benefits provided in his employment agreement with the Company, dated December 19, 2013.

Appointment of President and Chief Executive Officer

On October 14, 2014, the Company announced the appointment of Joseph A. Walsh, 51, as President and Chief Executive Officer of the Company and his election to the Company’s Board of Directors effective October 14, 2014. Mr. Walsh has been the Chairman and Chief Executive Officer of Walsh Partners, a private company founded in 2012 that has been focused on investments and advisory services since its inception. Mr. Walsh was previously employed by Yellowbook Inc. from 1987 until 2011 and served as President and Chief Executive Officer and as a member of the board of directors from 1993 until 2011.  In connection with Mr. Walsh’s appointment as President and Chief Executive Officer, Mr. Walsh and the Company entered into an Employment Agreement, dated as of October 14, 2014 (the “Employment Agreement”). The Employment Agreement provides for an initial term of three years, during which Mr. Walsh is entitled to an annual base salary of $150,000. Mr. Walsh is also entitled to a grant of options to purchase 271,000 shares of the Company’s common stock, which vest on December 31, 2017, as well as an award granted under the Company’s Value Creation Program, which was approved by the Company’s Board of Directors and the grant was effective on October 14, 2014.

For additional information related to these events, see our Current Report on Form 8-K filed with the SEC on October 15, 2014.

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
Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. All inter-company transactions have been eliminated. The Company is managed as a single business segment. These unaudited interim financial statements, prepared in accordance with GAAP, do not contain all information and footnote disclosures normally included in audited annual financial statements and, as such, should be read in conjunction with the Dex

Media Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 may not be indicative of results of operations for the 2014 fiscal year.

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
The following tables show the impact of the error correction to the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$397	$(5)	$392
Operating income (loss)	(142)	(5)	(147)
Provision (benefit) for income taxes	(109)	(2)	(111)
Net income (loss)	(132)	(3)	(135)
Comprehensive income (loss)	(136)	(3)	(139)
Basic and diluted earnings (loss) per common share	(7.66)	(0.19)	(7.85)

	Nine Months Ended September 30, 2013
Consolidated Statement of Comprehensive Income (Loss)	As Reported	Correction	As Revised
	(in millions, except per share amounts)
Operating revenue	$1,030	$(15)	$1,015
Operating income (loss)	(259)	(15)	(274)
Provision (benefit) for income taxes	(258)	(11)	(269)
Net income (loss)	(259)	(4)	(263)
Comprehensive income (loss)	(269)	(4)	(273)
Basic and diluted earnings (loss) per common share	(18.29)	(0.26)	(18.55)

	Nine Months Ended September 30, 2013
Consolidated Statement of Cash Flows	As Reported	Correction	As Revised
	(in millions)
Net (loss)	$(259)	$(4)	$(263)
Provision (benefit) for deferred income taxes	(232)	(11)	(243)
Change in accounts payable and accrued liabilities	(30)	15	(15)
Net cash provided by operating activities	250	—	250
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
Advertising Sales and Revenue
Advertising sales is an operating measure, which represents the annual contract value of print directories published and digital contracts sold. It is important to distinguish advertising sales from revenue, which under GAAP are recognized under the deferral and amortization method. Advertising sales are a leading indicator of revenue recognition and are presented on a combined basis, including both Dex One and SuperMedia, for the three and nine months ended September 30, 2014 and 2013.
We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio). For the three and nine months ended September 30, 2014, net advertising sales declined 12.5% and 12.7%, respectively, compared to the same period in 2013. For the three and nine months ended September 30, 2013, net advertising sales declined 14.6% and 15.6%, respectively, compared to the same period in 2012. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.
To mitigate the effect of declining advertising sales and revenue, we continue to actively manage expenses and streamline operations to reduce our cost structure.
Results of Operations
The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. As a result of our merger with SuperMedia, which was consummated on April 30, 2013, our results for the three and nine months ended September 30, 2014 include the operating results of SuperMedia. However, in accordance with applicable accounting guidance, the historical operating results of SuperMedia for April 2013 and prior periods have not been included. Our operating results for any quarter may not be indicative of our operating results in any future period.
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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table sets forth our consolidated operating results for the three months ended September 30, 2014 and 2013.

Three Months Ended September 30,	2014	2013	Change	% Change
	(in millions, except %)
Operating Revenue	$452	$392	$60	15.3%
Operating Expenses
Selling	106	113	(7)	(6.2)%
Cost of service (exclusive of depreciation and amortization)	144	130	14	10.8%
General and administrative	16	54	(38)	(70.4)%
Depreciation and amortization	161	242	(81)	(33.5)%
Total Operating Expenses	427	539	(112)	(20.8)%
Operating Income (Loss)	25	(147)	172	NM
Interest expense, net	89	99	(10)	(10.1)%
(Loss) Before Gains on Early Extinguishment of Debt and (Benefit) for Income Taxes	(64)	(246)	182	(74.0)%
Gains on early extinguishment of debt	2	—	2	NM
(Loss) Before (Benefit) for Income Taxes	(62)	(246)	184	(74.8)%
(Benefit) for income taxes	(3)	(111)	108	(97.3)%
Net (Loss)	$(59)	$(135)	$76	(56.3)%

Operating Revenue
Operating revenue of $452 million for the three months ended September 30, 2014 increased $60 million, or 15.3%, compared to $392 million for the three months ended September 30, 2013. The variance in operating revenue was impacted by the inclusion of SuperMedia's operating revenue for the three months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 operating revenue related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating revenue related to SuperMedia’s operations of $140 million for the three months ended September 30, 2013 was not included in our operating revenue. This increase was partially offset by the decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $427 million for the three months ended September 30, 2014 decreased $112 million, or 20.8%, compared to $539 million for the three months ended September 30, 2013. The variance in operating expense was impacted by the inclusion of SuperMedia's operating expense for the three months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 operating expenses related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating expenses related to SuperMedia’s operations of $36 million for the three months ended September 30, 2013 were not included in our operating expenses. Additionally, other decreases in operating expenses are described below.
Selling. Selling expense of $106 million for the three months ended September 30, 2014 decreased $7 million, or 6.2%, compared to $113 million for the three months ended September 30, 2013. The variance in selling expense was impacted by the inclusion of SuperMedia's selling expenses for the three months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 selling expense related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, selling expense related to SuperMedia’s operations of $17 million for the three months ended September 30, 2013 was not included in our selling expense. Additionally, we incurred lower employee related costs and lower sales commissions during 2014.

Cost of Service. Cost of services expense of $144 million for the three months ended September 30, 2014 increased $14 million, or 10.8%, compared to $130 million for the three months ended September 30, 2013. The variance in cost of services expense was impacted by the inclusion of SuperMedia's cost of services expense for the three months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 cost of service expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, cost of services expense related to SuperMedia’s operations of $17 million for the three months ended September 30, 2013 was not included in our cost of service expense. Additionally, we incurred lower printing and distribution costs as a result of lower volumes during 2014, partially offset by higher digital fulfillment costs during 2014.
General and Administrative. General and administrative expense of $16 million for the three months ended September 30, 2014 decreased $38 million, or 70.4%, compared to $54 million for the three months ended September 30, 2013. The variance in general and administrative expense was impacted by the inclusion of SuperMedia's general and administrative expense for the three months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 general and administrative expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, general and administrative expense related to SuperMedia’s operations of $2 million for the three months ended September 30, 2013 was not included in our general and administrative expense. The decrease in general and administrative expense was primarily driven by a credit to expense of $29 million associated with a plan amendment to the Company's long-term disability plans, recorded during the three months ended September 30, 2014. Additionally, the decrease was driven by lower merger integration and merger transaction costs. We incurred $13 million of merger integration costs, which included $9 million of severance costs, for the three months ended September 30, 2013, compared to $7 million of merger integration costs for the three months ended September 30, 2014. Additionally, we incurred $2 million of merger transaction costs for the three months ended September 30, 2013, while no merger transaction costs were incurred during the three months ended September 30, 2014. These decreases in expenses were partially offset by a $3 million charge to adjust the Los Alamitos property, which is held for sale, to its estimated fair value, and a legal settlement. Bad debt expense of $5 million for the three months ended September 30, 2014 decreased by $3 million compared to $8 million for the three months ended September 30, 2013. Bad debt expense as a percent of total operating revenue was 1.1% for the three months ended September 30, 2014, compared to 2.0% for the three months ended September 30, 2013.
Depreciation and Amortization. Depreciation and amortization expense of $161 million for the three months ended September 30, 2014 decreased $81 million, or 33.5%, compared to $242 million for the three months ended September 30, 2013. The decrease in depreciation and amortization expense was driven by lower amortization expense associated with the impact of the non-cash impairment charge related to intangible assets that was recorded during 2013, partially offset by the adjustments to the estimated remaining lives in 2013.
Interest Expense, net

Interest expense, net of interest income, of $89 million for the three months ended September 30, 2014 decreased $10 million, or 10.1%, compared to $99 million for the three months ended September 30, 2013. The decrease in interest expense, net was primarily due to lower interest expense as a result of lower outstanding debt obligations. Our interest expense for the three months ended September 30, 2014 included $24 million of non-cash interest expense compared to $23 million for the three months ended September 30, 2013. This non-cash interest expense primarily represents amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
Gains on Early Extinguishment of Debt
The Company recorded non-taxable gains of $2 million related to the early extinguishment of a portion of our senior secured credit facilities for the three months ended September 30, 2014. On September 16, 2014, the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a non-taxable gain of $2 million (a non-taxable gain of $6 million offset by $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees and other adjustments).
(Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded a (benefit) for income taxes of $(3) million and $(111) million for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, the effective tax rates of 4.8% and 45.1%, respectively, are primarily due to changes in recorded valuation allowance partially offset by the lapsing of uncertain tax positions due to expiration of the statute of limitations in various jurisdictions, and the three months ended September 30, 2013 also reflects changes in state tax apportionment.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately 1% and 45% for 2014 and 2013, respectively. The 2014 estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to the increase in the recorded valuation allowance, non-deductible interest, and state taxes primarily due to changes in apportionment, partially offset by the lapsing of uncertain tax positions due to the statute of limitations in various jurisdictions. Without the increase in the recorded valuation allowance, non-deductible interest, state taxes and lapsing of uncertain tax positions, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2014. The annual effective tax rate used for the nine months ended September 30, 2013 excludes any impacts associated with SuperMedia for the four months ended April 30, 2013, as the merger was effective April 30, 2013. The estimated annual effective tax rate at September 2013, inclusive of discrete tax benefits, differs from the statutory rate primarily due to state apportionment changes, the lapsing of uncertain tax positions due to expiration of the statute of limitations in various jurisdictions and the decrease in the recorded valuation allowance.

Our estimated annual effective tax rate for 2014 may be subject to change in future periods. During the remainder of 2014, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 1%.

The annual effective tax rate of 31.5% for the year ended December 31, 2013 differed from the statutory rate primarily due to an increase in recorded valuation allowance, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table sets forth our consolidated operating results for the nine months ended September 30, 2014 and 2013.

Nine Months Ended September 30,	2014	2013	Change	% Change
	(in millions, except %)
Operating Revenue	$1,382	$1,015	$367	36.2%
Operating Expenses
Selling	333	273	60	22.0%
Cost of service (exclusive of depreciation and amortization)	440	338	102	30.2%
General and administrative	89	154	(65)	(42.2)%
Depreciation and amortization	483	524	(41)	(7.8)%
Total Operating Expenses	1,345	1,289	56	4.3%
Operating Income (Loss)	37	(274)	311	NM
Interest expense, net	269	221	48	21.7%
(Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and (Benefit) for Income Taxes	(232)	(495)	263	(53.1)%
Reorganization items	—	37	(37)	(100.0)%
Gains on early extinguishment of debt	2	—	2	NM
(Loss) Before (Benefit) for Income Taxes	(230)	(532)	302	(56.8)%
(Benefit) for income taxes	(4)	(269)	265	(98.5)%
Net (Loss)	$(226)	$(263)	$37	(14.1)%

Operating Revenue
Operating revenue of $1,382 million for the nine months ended September 30, 2014 increased $367 million, or 36.2%, compared to $1,015 million for the nine months ended September 30, 2013. The variance in revenue was impacted by the inclusion of SuperMedia's operating revenue for the nine months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 operating revenue related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating revenue related to SuperMedia’s operations of $30 million and $656 million for the nine months ended September 30, 2014 and 2013, respectively, was not included in our operating revenue. This increase was partially offset by the decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $1,345 million for the nine months ended September 30, 2014 increased $56 million, or 4.3%, compared to $1,289 million for the nine months ended September 30, 2013. The variance in operating expense was impacted by the inclusion of SuperMedia's operating expense for the nine months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 operating expenses related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating expenses related to SuperMedia’s operations of $9 million and $331 million for the nine months ended September 30, 2014 and 2013, respectively, were not included in our operating expenses. This increase was also offset by the expense reductions and credits described below.
Selling. Selling expense of $333 million for the nine months ended September 30, 2014 increased $60 million, or 22.0%, compared to $273 million for the nine months ended September 30, 2013. The variance in selling expense was impacted by the inclusion of SuperMedia's selling expenses for the nine months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 selling expense related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, selling expense related to SuperMedia’s operations of $4 million and $130 million for the nine months ended September 30, 2014 and 2013, respectively, were not included in our selling expense. Additionally, we incurred reduced employee related costs, lower sales commissions, reduced advertising expense and reduced travel expenses during 2014.
Cost of Service. Cost of services expense of $440 million for the nine months ended September 30, 2014 increased $102 million, or 30.2%, compared to $338 million for the nine months ended September 30, 2013. The variance in cost of services expense was impacted by the inclusion of SuperMedia's cost of services expense for the nine months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 cost of service expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, cost of services expense related to SuperMedia’s operations of $4 million and $138 million for the nine months ended September 30, 2014 and 2013, respectively, were not included in our cost of service expense. Additionally, we incurred lower printing and distribution costs as a result of lower volumes during 2014 and reduced employee related costs. These reductions were partially offset by higher digital fulfillment costs during 2014.
General and Administrative. General and administrative expense of $89 million for the nine months ended September 30, 2014 decreased $65 million, or 42.2%, compared to $154 million for the nine months ended September 30, 2013. The variance in general and administrative expense was impacted by the inclusion of SuperMedia's general and administrative expense for the nine months ended September 30, 2014, and the exclusion of portions of SuperMedia’s 2013 general and administrative expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, general and administrative expense related to SuperMedia’s operations of $1 million and $22 million for the nine months ended September 30, 2014 and 2013, respectively, were not included in our general and administrative expense. Additionally, the decrease in general and administrative expense was driven by certain one-time credits to expense during the nine months ended September 30, 2014. The Company recorded a $29 million credit to expense associated with a plan amendment to its long-term disability plans. The Company also recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits ("OPEB"), which eliminated the Company’s obligation to provide a subsidy for retiree health care. Additionally, the Company recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement and recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities. We incurred $21 million of merger transaction costs for the nine months ended September 30, 2013, while no merger transaction costs were incurred during the nine months ended September 30, 2014. We incurred $41 million of merger integration costs, which included $28 million of severance costs, for the nine months ended September 30, 2013, compared to $33 million of merger integration costs, which included $13 million of severance costs, for the nine months ended September

30, 2014. These decreases in expenses were partially offset by a $3 million charge to adjust the Los Alamitos property, which is held for sale, to its estimated fair value, and legal settlements. Bad debt expense was $20 million for both nine months ended September 30, 2014 and nine months ended September 30, 2013. Bad debt expense as a percent of total operating revenue was 1.4% for the nine months ended September 30, 2014, compared to 2.0% for the nine months ended September 30, 2013.
Depreciation and Amortization. Depreciation and amortization expense of $483 million for the nine months ended September 30, 2014 decreased $41 million, or 7.8%, compared to $524 million for the nine months ended September 30, 2013. The variance in depreciation and amortization expense was impacted by the inclusion of SuperMedia's depreciation and amortization expense for the nine months ended September 30, 2014, and the exclusion of portions of SuperMedia's 2013 depreciation and amortization expense related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, depreciation and amortization expense related to SuperMedia’s operations of $41 million for the nine months ended September 30, 2013 was not included in our depreciation and amortization expense. Additionally, amortization expense related to intangible assets decreased due to the impact of the non-cash impairment charge related to intangible assets that was recorded during 2013, partially offset by adjustments to the estimated remaining lives in 2013.
Interest Expense, net

Interest expense, net of interest income, of $269 million for the nine months ended September 30, 2014 increased $48 million, or 21.7%, compared to $221 million for the nine months ended September 30, 2013. The variance in interest expense, net was impacted by the inclusion of SuperMedia's interest expense, net for the nine months ended September 30, 2014, and the exclusion of a portion of SuperMedia’s interest expense, net for the nine months ended September 30, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, interest expense, net related to SuperMedia’s operations of $51 million for the nine months ended September 30, 2013 was not included in our interest expense, net. Additionally, interest expense increased due to the impact of interest rate increases on the Company’s senior secured credit facilities, partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the nine months ended September 30, 2014 included $69 million of non-cash interest expense compared to $47 million for the nine months ended September 30, 2013. This non-cash interest primarily represents amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
Reorganization Items
The Company recorded reorganization items of $37 million for the nine months ended September 30, 2013, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments and $5 million associated with professional fees.
Gains on Early Extinguishment of Debt
The Company recorded non-taxable gains of $2 million related to the early extinguishment of a portion of our senior secured credit facilities for the nine months ended September 30, 2014. On June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (non-taxable gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). In addition, on September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a non-taxable gain of $2 million being recorded by the Company (non-taxable gain of $6 million offset by a $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees).

(Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded a (benefit) for income taxes of $(4) million and $(269) million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, and 2013, the effective tax rates of 1.7% and 50.6%, respectively, are primarily due to changes in recorded valuation allowance, changes in state tax apportionment and the lapsing of uncertain tax positions due to expiration of the statute of limitations in various jurisdictions.

The Company recorded income taxes based on an anticipated annual effective tax rate, including the impact of discrete tax benefits, of approximately 1% and 45% for 2014 and 2013, respectively. The 2014 estimated annual effective tax rate, inclusive of discrete tax benefits, differs from the statutory rate primarily due to the increase in the recorded valuation allowance, non-deductible interest, and state taxes primarily due to changes in apportionment, partially offset by the lapsing of uncertain tax positions due to the statute of limitations in various jurisdictions. Without the increase in the recorded valuation allowance, non-deductible interest, state taxes and lapsing of uncertain tax positions, our anticipated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2014. The annual effective tax rate used for the nine months ended September 30, 2013 excludes any impacts associated with SuperMedia for the four months ended April 30, 2013, as the merger was effective April 30, 2013. The estimated annual effective tax rate at September 2013, inclusive of discrete tax benefits, differs from the statutory rate primarily due to state apportionment changes, the lapsing of uncertain tax positions due to expiration of the statute of limitations in various jurisdictions and the decrease in the recorded valuation allowance.

Our estimated annual effective tax rate for 2014 may be subject to change in future periods. During the remainder of 2014, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax benefits, would be approximately 1%.

The annual effective tax rate of 31.5% for the year ended December 31, 2013 differed from the statutory rate primarily due to an increase in recorded valuation allowance, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
The following table sets forth a summary of cash flows for the nine months ended September 30, 2014 and 2013. As a result of the merger with SuperMedia, which was consummated on April 30, 2013, the cash flows of SuperMedia from May 1, 2013 through September 30, 2013 have been included in our cash flows for the nine months ended September 30, 2013. In accordance with applicable accounting guidance, the cash flows for April 2013 and prior periods have not been included.

Nine Months Ended September 30,	2014	2013	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$305	$250	$55
Investing activities	(15)	133	(148)
Financing activities	(301)	(321)	20
Increase (Decrease) In Cash and Cash Equivalents	$(11)	$62	$(73)

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $305 million for the nine months ended September 30, 2014 increased $55 million, compared to $250 million for the nine months ended September 30, 2013. This variance was impacted by the inclusion of SuperMedia's cash provided by operating activities for the nine months ended September 30, 2014 and the exclusion of portions of SuperMedia’s cash provided by operating activities for the nine months ended September 30, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013 cash provided by operating activities related to SuperMedia’s operations of $55 million, for the period of January through April 2013, was not included in our cash provided by operating activities for the nine months ended September 30, 2013. Additionally, reduced operating expenditures and cash payments related to merger transaction costs for the nine months ended September 30, 2014 contributed to the favorable operating activities in 2014. No merger transaction costs were paid during the nine months ended September 30, 2014, whereas $19 million was paid during the nine months ended September 30, 2013. In addition, the Company made cash payments associated with our bankruptcy of $5 million for the nine months ended September 30, 2013. These favorable operating activities were partially offset by cash payments related to merger integration costs of $35 million for the nine months ended September 30, 2014, compared to $34 million for the nine months ended September 30, 2013, pension funding and lower cash collections associated with lower revenue.
Net cash used in investing activities of $15 million for the nine months ended September 30, 2014 decreased $148 million, compared to net cash provided by investing activities of $133 million for the nine months ended September 30, 2013. This decrease was primarily due to $154 million of cash acquired in the acquisition of SuperMedia on April 30, 2013. In addition, the Company incurred $15 million in capital expenditures, including capitalized software, for the nine months ended September 30, 2014, compared to $21 million for the nine months ended September 30, 2013.
Net cash used in financing activities of $301 million for the nine months ended September 30, 2014 decreased $20 million compared to $321 million for the nine months ended September 30, 2013. Net cash used in financing activities for the nine months ended September 30, 2014 and 2013 represent the repayment of debt principal.

During the nine months ended September 30, 2014, the Company retired debt obligations of $314 million under its senior secured credit facilities utilizing cash of $300 million. The Company made mandatory and accelerated principal payments, at par, of $225 million. On June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (non-taxable gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). In addition, on September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a non-taxable gain of $2 million being recorded by the Company (non-taxable gain of $6 million offset by a $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees).

During the nine months ended September 30, 2013, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $321 million.

We believe net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2014.

On an on-going basis, the Company evaluates its capital structure, considers alternatives for refinancing or amending its debt and seeks advice from its financing sources regarding such alternatives, while also considering its other strategic options.

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ending March 31, 2014 and September 30, 2014, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $16 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017.

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

2014 and 2013 Principal Payments

During the nine months ended September 30, 2014, the Company retired debt obligations of $314 million under its senior secured credit facilities utilizing cash of $300 million. The Company made mandatory and accelerated principal payments, at par, of $225 million. On June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (non-taxable gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). In addition, on September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a non-taxable gain of $2 million being recorded by the Company (non-taxable gain of $6 million offset by a $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees).

During the nine months ended September 30, 2013 , the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $321 million.

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

As of September 30, 2014, the Company was in compliance with all of the covenants associated with its senior secured credit facilities and senior subordinated notes.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has adopted the provisions of ASU 2013-11 as required, and it did not have a material impact on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $2 million for the nine months ended September 30, 2014. For additional information related to the Company's debt obligation and interest rates, see Note 7 - Long-Term Debt to our consolidated financial statements included in this report.

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

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the "Corwin" case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case (a separate case involving SuperMedia, now settled) granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase and that the plaintiffs lack standing. Those motions were denied. Trial began on October 20, 2014. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act ("ERISA"); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the 5th U.S. Circuit Court of Appeals. The briefing is complete and oral argument was held on September 4, 2014. On October 14, 2014, the 5th Circuit Court of Appeals affirmed the decision of the trial court. The time to appeal that decision has not yet run. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. After the Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, the court granted plaintiffs’ writ, vacated the 5th U.S. Circuit Court of Appeals opinion and remanded the case to the 5th U.S. Circuit Court of Appeals to rule in conformity with the Fifth Third opinion. Subsequently, the case has been remanded to the trial court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act ("FLSA") collective action against SuperMedia, all its subsidiaries, and two of its former chief executive officers in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had "off-the-clock" claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. On February 24, 2014, SuperMedia filed a motion to decertify. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations. In early August, 2014, terms of a tentative settlement were reached by the parties; the settlement has been documented and presented to the court for preliminary approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended September 30, 2014 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan or Dex Media Equity Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	$—	—	—
August 1, 2014 - August 31, 2014	—	—	—	—
September 1, 2014 - September 30, 2014	530	10.59	—	—
Total	530	$10.59	—	—

The Company does not have an active share repurchase program.

Item 6. Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

3.3
Certificate of Change of Registered Agent and Registered Office of Dex Media, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013, Commission File No. 001-35895).

31.1	Certification of Joseph A. Walsh filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Samuel D. Jones filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph A. Walsh and Samuel D. Jones filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

10.1^
Dex Media, Inc. Severance Plan - Executive Vice President and Above, effective as of July 30, 2014, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 5, 2014).

10.2^
Consulting Services Agreement, dated as of October 14, 2014, by and between Dex Media, Inc. and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.3^
Employment Agreement, dated as of October 14, 2014, by and between Dex Media, Inc. and Joseph A. Walsh (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.4^	Value Creation Program, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.5^
Award Notice for Joe Walsh pursuant to the Value Creation Program, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.6^	Stand-Alone Non-Qualified Stock Option Agreement, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

^ Management contract or compensatory plan.

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

DEX MEDIA, INC.

Date:	November 5, 2014	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chief Executive Officer
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

31.1	Certification of Joseph A. Walsh filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Samuel D. Jones filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph A. Walsh and Samuel D. Jones filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

10.1^
Dex Media, Inc. Severance Plan - Executive Vice President and Above, effective as of July 30, 2014, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 5, 2014).

10.2^
Consulting Services Agreement, dated as of October 14, 2014, by and between Dex Media, Inc. and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.3^
Employment Agreement, dated as of October 14, 2014, by and between Dex Media, Inc. and Joseph A. Walsh (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.4^	Value Creation Program, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.5^
Award Notice for Joe Walsh pursuant to the Value Creation Program, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.6^	Stand-Alone Non-Qualified Stock Option Agreement, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

^ Management contract or compensatory plan.

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