Form 10-K
period 2014-12-31
DEX MEDIA, INC.
filed 2015-03-16
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes ☐ No ☑

On June 30, 2014, the last business day of the most recently completed second quarter, the aggregate market value of the registrant’s voting common stock (based upon the closing price per share of $11.14 of such stock traded on The Nasdaq Stock Market LLC (The Nasdaq Global Select Market) on such date) held by non-affiliates of the registrant was approximately $136,224,253. The registrant has no non-voting common stock.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
As of March 2, 2015 there were 17,626,139 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of shareholders to be held on May 28, 2015 (the “2015 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words may, will, could, should, would, believe, anticipate, forecast, estimate, expect, preliminary, intend, plan, project, outlook and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements, as they are not guarantees of future performance. Forward-looking statements provide current expectations with respect to our financial performance and future events with respect to our business and industry in general. Forward-looking statements are based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:
•    our ability to provide assurance for the long-term continued viability of our business;
•    our ability to comply with the financial covenants and other restrictive covenants in our credit facilities;

•	limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of our credit facilities;

•	limited access to capital markets and increased borrowing costs resulting from our leveraged capital structure and debt ratings;

•	our ability to obtain additional financing or refinance our existing indebtedness on satisfactory terms or at all;

•	our ability to accurately report our financial results due to a material weakness in our internal control over financial reporting;

•	possible changes in our credit rating;

•	changes in our operating performance;

•	our ability to implement our business transformation program as planned;

•	our ability to realize the anticipated benefits in the amounts and at the times expected from the business transformation program;

•	the risk that the amount of costs associated with our business transformation program will exceed estimates;

•	reduced advertising spending and increased contract cancellations by our clients, which causes reduced revenue;

•	declining use of print yellow page directories by consumers;

•	our ability to collect trade receivables from clients to whom we extend credit;

•	credit risk associated with our reliance on small and medium sized businesses as clients;

•	our ability to anticipate or respond to changes in technology and user preferences;

•	our ability to maintain agreements with major Internet search and local media companies;

•	competition from other yellow page directory publishers and other traditional and new media including increased competition from existing and emerging digital technologies;

•	changes in the availability and cost of paper and other raw materials used to print our directories;

•	our reliance on third-party providers for printing, publishing and distribution services;

•	our ability to attract and retain qualified key personnel;

•	our ability to maintain good relations with our unionized employees;

•	changes in labor, business, political and economic conditions;

•	changes in governmental regulations and policies and actions of federal, state and local municipalities impacting our businesses;

•	the outcome of pending or future litigation and other claims; and

•	other events beyond our control that may result in unexpected adverse operating results.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other periodic reports we file with the Securities and Exchange Commission “SEC”, including the information in “Item 1A. Risk Factors” in Part I of this report, which is incorporated herein by reference. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof or, in the case of statements incorporated by reference, on the date of the document incorporated by reference and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS.

Dex Media, Inc. (“Dex Media”, “we”, “our”, or the “Company”) is a leading provider of local marketing solutions to over 490,000 business clients across the United States. Our approximately 1,900 sales employees work directly with our clients to provide multiple local marketing solutions that drive customer leads to our clients and help our clients connect with their customers.

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

Our print yellow page directories are co-branded with various local telephone service providers; including Verizon Communications Inc. ("Verizon"), AT&T Inc., CenturyLink, Inc., FairPoint Communications, Inc. ("FairPoint"), and Frontier Communications Corporation ("Frontier"). We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.

In 2014, we published more than 1,700 distinct directory titles in 42 states and distributed approximately 100 million directories to businesses and residences in the United States. In 2014, our top ten directories, as measured by revenue, accounted for approximately 5% of our revenue and no single directory or local client accounted for more than 1% of our revenue.

History

Dex Media was created as a result of the merger between Dex One Corporation (“Dex One”) and SuperMedia Inc. (“SuperMedia”) on April 30, 2013. Dex One was the acquiring company.

Dex One became the successor registrant to R.H. Donnelley Corporation ("RHDC") upon emergence from Chapter 11 proceedings on January 29, 2010. RHDC was formed on February 6, 1973 as a Delaware corporation. In November 1996, RHDC, then known as The Dun & Bradstreet Corporation, separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: RHDC (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. In January 2003, RHDC acquired the directory business of Sprint Corporation (formerly known as Sprint Nextel Corporation). In September 2004, RHDC completed the acquisition of the directory publishing business of AT&T, Inc. (formerly known as SBC Communications, Inc.) in Illinois and Northwest Indiana, including AT&T's interest in the DonTech II Partnership ("DonTech"), a 50/50 general partnership between RHDC and AT&T. In January 2006, RHDC acquired the exclusive publisher of the directories for Qwest Communications International Inc. ("Qwest") where Qwest was the primary local telephone service provider.

SuperMedia became the successor company to Idearc, Inc. upon emergence from Chapter 11 bankruptcy proceedings on December 31, 2009. Idearc Inc. was created in November 2006 when Verizon spun-off its domestic directory business.

Merger and Related Bankruptcy Filing of Dex One and SuperMedia

On December 5, 2012, Dex One entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex ("Merger Sub"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (i) Dex One would merge with and into Newdex, with Newdex as the surviving entity and (ii) immediately thereafter, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity, and become a direct wholly owned subsidiary of Newdex (the "Merger"). As a result of the Merger, Newdex, as successor to Dex One, would be renamed Dex Media, Inc. and become a newly listed company. The Merger Agreement further provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Merger from their respective stockholders and to the contemplated amendments to their respective financing agreements from their senior secured lenders to consummate the transactions on an out-of-court basis, the Merger could be effected through voluntary pre-packaged plans of reorganization under Chapter 11 of Title 11 of the United States Code ("Chapter 11" or the "Bankruptcy Code"). Because neither Dex One nor SuperMedia were able to obtain the requisite consents to complete the Merger out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed pre-packaged bankruptcy petitions under Chapter 11 on March 18, 2013, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and requested confirmation of their respective joint pre-packaged Chapter 11 plans (the "Prepackaged Plans"), seeking to effect the Merger and related transactions contemplated by the Merger Agreement.

On April 29, 2013, the Bankruptcy Court held a hearing and entered separate orders confirming each of the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia consummated the Merger and other transactions contemplated by the Merger Agreement and emerged from Chapter 11 protection. Effective with the emergence from bankruptcy and the consummation of the Merger, each share of Dex One common stock was converted into 0.2 shares of common stock of Dex Media and each share of SuperMedia common stock was converted into 0.4386 shares of common stock of Dex Media. The common stock of Dex Media is listed on the NASDAQ Stock Market.
Departure/Appointment of Certain Officers
On October 14, 2014, the Company announced the appointment of Joseph A. Walsh as President and Chief Executive Officer of the Company and his election to the Company’s Board of Directors. Mr. Walsh succeeds Peter J. McDonald, who retired as the Company’s Chief Executive Officer and Director, effective October 14, 2014. To ensure a smooth transition of his responsibilities, the Company and Mr. McDonald entered into a twelve month consulting services agreement.

In November 2014, the Company announced the appointment of several new executive team members, including Mr. Paul D. Rouse, who became the Company’s Executive Vice President - Chief Financial Officer and Treasurer, effective upon the resignation of Mr. Samuel D. Jones as the Executive Vice President - Chief Financial Officer and Treasurer of the Company, on November 14, 2014.

The Company also announced the resignation of Frank P. Gatto, the Company’s Executive Vice President - Operations. To ensure a smooth transition of their responsibilities, each of Mr. Jones and Mr. Gatto entered into a twelve month consulting services agreement with the Company.
Business Transformation Program
On December 11, 2014, the Company announced an organizational restructuring program, the costs of which the Company has identified as business transformation costs. The program is designed to reorganize and strategically refocus the Company. The program includes the launch of virtual sales offices, enabling the Company to eliminate field sales offices, the automation of the sales process, integration of systems to eliminate duplicative systems and workforce reductions. The Company expects charges associated with the program to range from $70 million to $100 million, and to be incurred in 2014 and throughout 2015.

During the year ended December 31, 2014, the Company recorded a severance charge associated with the business transformation program of $43 million, which includes severance associated with our former President and Chief Executive Officer, our former Executive Vice President - Chief Financial Officer and Treasurer, and our former Executive Vice President - Operations of $10 million. The total severance charge was recorded in accordance with the Company’s existing severance program, without enhancement, and represents the cost of the Company's workforce reduction plan to lay off approximately 1,000 employees, beginning in the fourth quarter of 2014 and continuing through 2015.

Business transformation costs are recorded as general and administrative expense in our 2014 consolidated statement of comprehensive income (loss).

Additional charges associated with lease terminations, costs associated with system consolidations and relocation costs will be incurred beginning in 2015.

For additional information regarding business transformation costs, see Note 5 to our consolidated financial statements included in this report.

Business Strategy and Competitive Strengths
Our strategy is to focus on being the trusted marketing partner for small and medium sized businesses. Our ability to develop and adapt our print and digital marketing solutions helps our clients reach more consumers in more ways, and is key to increasing consumer usage. Our marketing solutions drive large volumes of consumer leads to our clients and assist our clients in managing their messaging to consumers. The local search advertising industry is complex, dynamic and increasingly fragmented. Today, consumers can search for and connect with local businesses in many ways, including search engines, Internet yellow pages, social networks, mobile applications, industry-specific Internet sites, city sites, daily deal sites, and map sites, along with more traditional media such as yellow pages, newspapers, radio, television, and direct mail. The rapid expansion of the local search advertising industry has created new marketing opportunities. However, many small business owners do not have the time, expertise, or resources to manage their advertising across the vast array of options. We believe our marketing solutions are well suited to help simplify and optimize the process for businesses. Our marketing consultants offer personalized marketing consulting services and exposure across leading media platforms used by consumers searching for local businesses. These platforms include online and mobile local search solutions, major search engines, and print directories.

We believe our ability to effectively compete in the local search advertising industry is supported by our broad, multi-platform product portfolio; expanding base of digital capabilities and partnership network; our direct and long-standing relationships with our local client base maintained by our locally based marketing consultants; our diverse and attractive markets; and our agreements with local telephone service providers.

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

Partnerships

The Company has transitioned to a compete and collaborate business model. This business model requires us to collaborate with certain competitors as well as other partners. Partnerships also enable us to seek out best of breed marketing solutions, allowing more customizable solutions for the variety of business clients we serve. They also help provide consumers with a more well rounded information source to help simplify the purchase process and make smarter decisions. Through these partnerships, we are able to offer high quality, established, value added products and services without the risks, capital investment, and ongoing maintenance associated with in house development. Partnering also helps us to be more flexible to adapt to changes in client needs, consumer preference, and emerging technology.

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

We expanded the breadth of our partner provided solutions to areas such as web and mobile site creation, web hosting, search engine optimization, network display ads, custom video and reputation management. Our alliances and partnerships for consumer content on our Internet sites and elsewhere provide business listings, business reviews and other consumer-oriented information to enhance the user experience with our services.

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

Print Directories

In 2014, we published more than 1,700 distinct directory titles, consisting of directories that contain only yellow pages, directories that contain only white pages, and directories that contain both white and yellow pages. We offer complementary enhancements that improve our clients’ reach and return on investment.

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

Yellow Page Directories.  Our yellow pages directories provide a range of paid advertising options, as described below:

•
Listing Options. An advertiser may increase visibility by paying for listings in additional headings; paying for highlighted, bold or super bold text listings; and purchasing extra lines of text to include information, such as hours of operation, a website address or a more detailed business description.

•
In-Column Advertising Options.  For greater prominence on a page, an advertiser may expand their basic alphabetical listing by purchasing advertising space in the column in which their listing appears. In-column options include bolding, special fonts, color and special features, such as logos. The cost of in-column advertisements depends on the size and type of the advertisement purchased, and on the reach and scope of the directory.

•
Display Advertising Options.  A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. Display advertisements are usually placed at the front of a heading, ordered first by size and then by advertiser seniority. This ordering process provides a strong incentive for advertisers to increase the size of their advertisements and to renew their advertising purchases each year to ensure their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as a two page spread. The cost of display advertisements depends on the size and type of the advertisement purchased, and on the reach and scope of the directory.

•
Specialty Advertising.  In addition to the advertisement options described above, we offer additional options that allow businesses to increase visibility or better target specific types of consumers. Our specialty advertising includes ads in the white pages section of the directories and gatefold sections, cover “tip-ons”, cover advertising and specialty tabs that provide businesses with extra space to include more information in their advertisements.

White Page Directories. Some state public utility commissions require local telephone service providers to publish and distribute white page directories of certain residences and businesses that order or receive local telephone service. These regulations also require a local telephone service provider, in specified cases, to include information relating to the provision of telephone service and information relating to local and state governmental agencies. Many state public utility commissions agreed to stop requiring local telephone service providers to distribute residential white page directories, opting for instead that they be made available upon request.

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

In consideration of the environmental impact of print telephone directories, we are proactive in self-regulating, do-not-distribute (“DND”) efforts. We implemented an internal DND list. On-going efforts continue to increase awareness of print options, including opting out of printed directory distribution, and to promote printed directory substitutes, including online searches and mobile directory listing access.

Digital Solutions

We operate DexKnows.com and Superpages.com, our digital local search engines on both desktop and mobile devices. Through these sites, we distribute our clients’ business information to increase their Internet traffic and extend our clients’ digital reach. In 2014, consumers conducted more than 129 billion searches using our network. In addition to operating DexKnows.com and Superpages.com, we recognize the value of additional partnerships in the digital marketplace and will continue to evaluate relationships that allow us to enhance our offerings to clients, such as our premier reseller relationship with Google.

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

•
Content. We believe content is critical to our clients, and we offer solutions that build content online for our clients. This includes both websites and mobile applications. Complementary to our website solutions, we offer video solutions consisting of custom video creation and distribution for our clients. To improve visibility of websites, we also provide search engine optimization services.

•
Social Media. Social media usage is growing and we believe this is an important medium for our clients to engage with existing and prospective customers. We offer social media solutions to assist our clients in the creation and management of their social reputation and presence. The primary supported social media are Facebook business pages and Google+ Local pages.

•
Performance. We also offer flexible performance based solutions for our clients, consisting of pay per click and pay for calls solutions. These solutions allow clients to designate a performance based budget and bid based on the expected value of that advertising to their business, as well as receive the benefit of optimization services to their campaign with the goal of driving more effective results.

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

We employ approximately 1,900 sales employees in our local sales force throughout the United States. We believe the local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long standing relationships with our clients.

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

We assign our local clients between these two groups based on an assessment of expected advertising expenditures and propensity to purchase the various media solutions we offer. Each marketing consultant manages a specified assignment of clients consisting of both new business leads and renewing advertisers. We believe this practice deploys and focuses our sales force in an effective manner.

We believe formal training is important to maintain a highly productive sales force. New marketing consultants receive approximately eight weeks of training in their first year, including classroom training on sales techniques, our local media solutions, client care and ethics and accompany experienced sales personnel on sales calls. They also receive field coaching and mentoring.

Our marketing consultants are compensated in the form of base salary and incentive compensation. Our performance based incentive compensation programs reward marketing consultants who retain a high percentage of their existing accounts, increase current client spending and add new clients.

National Sales Force

In addition to our local sales force, a separate external sales channel serves national or large regional clients, including rental car companies, insurance companies and pizza delivery companies. These clients typically purchase advertisements for placement in multiple geographic regions. In order to sell to national companies, we use third party certified marketing representatives (“CMRs”) who design and create advertisements for national companies and place those advertisements within our local media. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies focused solely on directory advertising. The national advertiser pays the CMR, which pays us after deducting their commission. We accept orders from approximately 110 CMRs.

Clients

We generate revenue from the sale of advertising to our large base of clients. As of December 31, 2014, we had more than 490,000 business clients.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular client. In 2014, no single local client accounted for more than 0.1% of our revenue, with our top ten local clients representing less than 1% of our revenue. We believe the breadth of our client base reduces our exposure to adverse economic conditions that may affect particular geographic regions or specific industries and provides additional stability to our operating results.

Like most directory publishers, we give priority placement within a directory classification to long time clients. This strong incentive encourages businesses to renew their directory advertising purchases each year, to avoid losing their placement within the directory.

Publishing, Production and Distribution

We generally publish our print directories on a twelve month cycle. The publishing cycles for our directories are staggered throughout the year, allowing us to more efficiently use our infrastructure and sales capabilities, as well as the resources of our third party vendors. The major steps of the publication and distribution process of our directories are:

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

•	Printing. We outsource the printing of our directories.

•	Transportation. We transport directories from printing locations to our distributors by truck and rail using numerous different carriers.

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

As the authorized publisher of print directories in the markets in which we use the brand of the local telephone service provider, we believe our advantage over independent competitors is derived from the strong awareness of the local telephone service provider brands, higher usage of our directories by consumers and our long term relationships with our clients. Under the non-competition agreements, the local telephone service providers generally agreed they will not publish tangible or digital (excluding Internet) media directory products consisting principally of listings and classified advertisements of telephone customers in the markets in which they are the local telephone service provider as long as we meet our obligations under the publishing agreement in their markets.

As online alternatives grow as an advertising medium for businesses of all sizes, Dex Media competes for advertising sales with other media. We compete with search engines and portals, such as Google, Yahoo!, and Bing, among others, some of which have entered into commercial agreements with us. Some of our Internet competitors including, but not limited to, Google, Yahoo!, Bing, Facebook and Twitter, also may have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a greater scale than ours. We also compete with the Internet directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide local consumer information, such as Yelp, Angie’s List, and Foursquare.

Intellectual Property

We own and control confidential information, as well as a number of trade secrets, trademarks, service marks, trade names, copyrights, patents and other intellectual property rights. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We believe that Dex One®, Dex®, CenturyLink®, AT&T Real Yellow Pages®, DexKnows.com®, Dex Knows®, Dex Net®, Dex Digital®, SuperMedia®, Superpages®, SuperWhitePages®, Verizon® Yellow Pages, Verizon® White Pages, FairPoint® Yellow Pages, Frontier® Yellow Pages, Superpages.com®, LocalSearch.comSM, SuperpagesMobile®, SuperpagesDirect®, and related names, marks and logos are, in the aggregate, material to our business.

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

We are the authorized publisher in the markets in which Verizon, or its formerly owned properties now owned by FairPoint and Frontier, are the local telephone service providers. We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our relationship, including publishing agreements, branding agreements, and non-competition agreements, each having a term expiring in 2036.

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

Employees

Dex Media employs approximately 3,500 people of which approximately 1,000 or 29%, are represented by labor unions covered by collective bargaining agreements. Unionized employees are represented by either the Communication Workers of America (“CWA”) or International Brotherhood of Electrical Workers of America (“IBEW”).  Two of our collective bargaining agreements with the CWA expired December 31, 2013, covering sales and clerical employees in our New England Sales offices, and new agreements were negotiated, ratified and effective on January 24, 2014. During 2014, all other collective bargaining agreements were in full force and effect.  One of our former SuperMedia collective bargaining agreements with the CWA covering New York sales and clerical employees expired in October 2014; however, the Company and the Union agreed to extend the New York agreement through October 10, 2015. Dex Media considers our relationships with our employees and unions to be in good standing.

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
Executive Officers of the Registrant
The list below sets forth information about our executive officers as of March 1, 2015.

Name	Position
Joseph A. Walsh	President and Chief Executive Officer

Paul D. Rouse	Executive Vice President - Chief Financial Officer and Treasurer

Mark Cairns	Executive Vice President - Integration and Client Experience

Michael N. Dunn	Executive Vice President - Chief Technology Officer

Raymond R. Ferrell	Executive Vice President - General Counsel and Corporate Secretary

Gordon Henry	Executive Vice President - Chief Marketing Officer

Del Humenik	Executive Vice President - Chief Revenue Officer

Debra M. Ryan	Executive Vice President - Chief Human Resources Officer

Carleton G. Shaw	Executive Vice President - Chief Information Officer

John F. Wholey	Executive Vice President - Operations and Client Services
Joseph A. Walsh, age 51, is the Company's President and Chief Executive Officer and a member of the Board of Directors. Prior to joining the Company in October 2014, Mr. Walsh was the Chairman and Chief Executive Officer of Walsh Partners, a private company founded in 2012 that has been focused on investments and advisory services. Mr. Walsh has also served as the Executive Chairman of Cambium Learning Group, Inc., a leading educational solutions and services company, since March 2013. Mr. Walsh was previously employed by Yellowbook Inc., a digital and print marketing solutions company, from 1987 until 2011, and served as President and Chief Executive Officer and a member of its board of directors from 1993 until 2011. In 1982, Mr. Walsh co-founded IYP Publishing, a company sold in 1985 to DataNational Corporation, a leading provider for enterprise software and services. He served as Vice President of Sales at DataNational until joining Yellowbook in 1987. Mr. Walsh served as Chairman of the Local Search Association (LSA) and on the board of LSA’s predecessor, the Yellow Pages Association. He was also Chairman and a long-term board member of the Association of Directory Publishers and served on the board of the Association of Directory Marketing.
Paul D. Rouse, age 56, is the Company’s Executive Vice President - Chief Financial Officer and Treasurer. Mr. Rouse serves as the principal financial and principal accounting officer of the Company, responsible for the Company’s financial operations. He is also the primary liaison with the investment community, responsible for investor relations, and is also responsible for leading merger and acquisitions transactions. Prior to joining the Company in November 2014, Mr. Rouse served as the Chief Financial Officer of Apple and Eve LLC, one of the largest privately held juice companies in the United States, since 2012. Mr. Rouse was employed by Yellowbook Inc., a digital and print marketing solutions company, from 1987 until 2012 where he served as Vice President of Finance and as Treasurer, and had responsibility for corporate and business development. Earlier in his career, Mr. Rouse was employed at JPMorgan in international internal audit and at Ernst and Young in public accounting.

Mark Cairns, age 65, is the Company’s Executive Vice President - Integration and Client Experience responsible for the management and improvement of Dex Media’s client experience. Prior to joining the Company in October 2014, Mr. Cairns was principal of Treales, LLC, a general business consulting company. Prior to that, from 2011 to 2013, he served as the Head of Operations in the United States and United Kingdom for Hibu plc (previously Yell Group plc), a company offering digital and print marketing solutions and directories, including Yell.com and Yellow Pages in the United Kingdom, and Yellowbook in the United States. Since joining Yell Group in 1984, Mr. Cairns held a variety of management positions at Yell Group in the United Kingdom and United States, including as Chief Publishing Officer of Yellow Book Inc.
Michael N. Dunn, age 41, is the Company’s Executive Vice President - Chief Technology Officer, responsible for managing the delivery and support of technology solutions that enable the online, mobile, print, and network distribution of advertising for clients of Dex Media. He previously served as Vice President - Chief Information Officer of SuperMedia since April 2010. From April 2005 until joining the Company, he was Senior Vice President, Information Technology and Business Process Management at Level 3 Communications. Prior to Level 3, he held various positions at Capgemini, Ernst & Young, and the Convergent Group.
Raymond R. Ferrell, age 47, is the Company’s Executive Vice President - General Counsel and Corporate Secretary. He is responsible for the Company’s legal, public policy, government relations, and compliance functions. Mr. Ferrell was named Acting Executive Vice President - General Counsel and Corporate Secretary at Dex Media in July 2013. Previously he was Vice President Associate General Counsel - Commercial Operations at SuperMedia since 2009. Prior to SuperMedia, Mr. Ferrell was Senior Counsel - Vice President in the American Express General Counsel’s office for over eight years, providing primary support for Global Commercial Cards and the Interactive business unit. Prior to joining American Express, he worked in private practice in New York City and New Jersey, specializing in corporate securities, technology, e-commerce law and commercial card work.
Gordon Henry, age 53, is the Company’s Executive Vice President - Chief Marketing Officer responsible for driving the Company’s growth strategy and marketing functions across print, digital, mobile and social media, as well as overseeing business development and partnership relationships. Before joining the Company in October 2014, Mr. Henry was a senior advisor at Walsh Partners, a business consulting company. He previously held the role of vice president and general manager at Deluxe Corp, a digital and print marketing solutions company, from 2011 to 2014, where he led the company’s transformation to a provider of Internet marketing services for small and medium-size businesses. Prior to joining Deluxe he served as Chief Marketing Officer of Yellowbook Inc., a digital and print marketing solutions company, from 2001 to 2008, where he managed print and online products.
Del Humenik, age 54, is the Company’s Executive Vice President - Chief Revenue Officer, with responsibility for ensuring that Dex Media provides businesses with effective print and digital advertising tailored to their specific needs. Before assuming his current role, Mr. Humenik served as Chief Operating Officer as well as Executive Vice President of Sales and Marketing for Dex Media and Executive Vice President of Sales for SuperMedia Inc. from November 2010. He previously served as Senior Vice President - Sales and Marketing for Paychex Inc. from 2009 to 2010. Prior to his role at Paychex Inc., Mr. Humenik served as Senior Vice President and General Manager for RHDC from 2004 to 2008. Prior to 2004, he was employed by the Company’s predecessor companies for nearly 20 years, holding various sales management and executive positions.
Deb Ryan, age 63, is the Company’s Executive Vice President - Chief Human Resources Officer, responsible for Dex Media’s human resources and employee administration activities. She previously served as Executive Vice President - Human Resources and Employee Administration of SuperMedia since April 2012. Before joining SuperMedia, she served as Vice President - Franchise Development for Dex One from 2009 to 2011, Vice President - Human Resources - Sales and Operations from 2006 to 2009 and Vice President - Human Resources from 2002 to 2006 at RHDC, responsible for the company's human resources function. Prior to that, Ms. Ryan held various human resources and sales management executive positions.
Carleton G. Shaw, age 65, is the Company’s Executive Vice President - Chief Information Officer, responsible for managing the transformation of the Company’s technology solutions and enterprise change management. Prior to joining the Company in October 2014, Mr. Shaw was a principal with Houstonian Partners, LLC, focused on investment and advisory services. Prior to joining Houstonian Partners, LLC, Mr. Shaw was the Global Chief Information Officer at Hibu plc (previously Yell Group plc), a company offering digital and print marketing solutions and directories, including Yellowbook in the United States, from 2011 until 2013. Previously he held various roles at Yellowbook from 1990, including as EVP - Operations to Chief Information Officer, responsible for Yellowbook’s technology and enterprise change management.
John F. Wholey, age 50, is the Company’s Executive Vice President - Operations and Client Services, responsible for Dex Media’s back office operations’ and non-sales customer facing functions, supporting production, fulfillment and servicing of all print and digital product and service offerings. Prior to joining the Company in January 2015, Mr. Wholey served as a Head of

United States Operations of Hibu plc (previously Yell Group plc), a company offering digital and print marketing solutions and directories, including Yellowbook in the United States, from March 2014 until November 2014, where he was responsible for all operational aspects of the business from order capture to production, fulfillment, publishing, distribution, customer service and sales support for all print and digital product offerings. Previously, from March 2011 to March 2014, Mr. Wholey headed contact centers for Hibu in the United States and United Kingdom and prior to that Mr. Wholey served as Hibu’s Vice President of Operations since 2000.

ITEM 1A.     RISK FACTORS

You should carefully consider the risks described below. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flow. The risks described in this Annual Report on Form 10-K for the year ended December 31, 2014, are not necessarily the only risks facing our Company. Additional risks and uncertainties not currently known to us or those that we currently deem to be immaterial may materially adversely affect our business, prospects, financial condition, results of operations and cash flow.

Risks Related to Our Business and our Financial Condition and Capital Structure

We have substantial indebtedness that could adversely affect our business, prospects, financial condition, results of operations and cash flow.

We have a substantial amount of debt and significant debt service obligations. As of December 31, 2014, we had total outstanding debt with a face value of $2,599 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to make payments on our indebtedness. In addition, we may not be able to obtain financing or refinance our existing indebtedness on satisfactory terms or at all. Our substantial indebtedness could have other important consequences and significant effects on our business and prospects. For example, it could:

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

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our outstanding debt obligations.

The senior secured credit facilities and senior subordinated notes of the Company may restrict our future operations, including our ability to respond to changes or to take certain actions.

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

Our failure to comply with the covenants or to maintain the required financial ratios contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could have an adverse effect on our business, financial condition, results of operations and prospects. Additionally, our default under one agreement covering our indebtedness may trigger cross-defaults under other agreements covering our indebtedness. Upon the occurrence of an event of default or cross-default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies. In the event our lenders accelerate the maturity of our indebtedness, we would not have sufficient cash to repay that indebtedness, which would materially and adversely affect our business, financial condition, results of operations and prospects and could have a material adverse effect on our ability to continue to operate as a going concern. Furthermore, if we were unable to repay the amounts due and payable under the agreements governing our indebtedness, those lenders could proceed against the collateral granted to them to secure that indebtedness.

We may be unable to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could have a material adverse effect on our business, financial condition, results of operations and prospects. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition, results of operations and prospects, and could have a material adverse effect on our ability to continue to operate as a going concern.

We could recognize impairment charges for our intangible assets or goodwill.

At December 31, 2014, the net carrying value of our goodwill was $315 million and intangible assets were $794 million.
For the year ended December 31, 2013, we recorded an impairment charge of $458 million consisting of a non-cash impairment charge of $74 million related to the write down of goodwill, and a non-cash impairment charge of $384 million related to the write down of intangible assets.

Significant negative industry or economic trends, disruptions to our business resulting in further declines in advertising sales and operating results, further declines in the value of the Company’s debt and equity securities, unexpected or planned changes in the use of assets, divestitures and market capitalization declines may result in future impairments to goodwill and intangible assets, and we may be required to assess the recoverability of goodwill and the useful lives of our intangible assets and other long-lived assets.

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

We have identified a material weakness in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We are subject to the requirements of the Sarbanes-Oxley Act of 2002, particularly Section 404, and the applicable SEC rules and regulations that require an annual report of our management on our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the year ended December 31, 2014, we concluded that there was a material weakness in our internal control over financial reporting associated with ineffective general computing controls for certain information systems that are used for accounts receivable and revenue recognition. For further detail regarding these deficiencies and our remediation efforts to address the material weakness, see Item 9A. Controls and Procedures. These ineffective general computing controls were related to weak system access and change management controls. In addition, certain review controls were not performed at a sufficient level of precision to detect if these systems were producing complete and accurate information.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. However, management has concluded that this material weakness did not produce a material misstatement to our financial statements or related disclosures included in this annual report on Form 10-K.

Management will take action to remediate this material weakness in 2015 by designing and implementing effective general computing controls associated with system access and change management. In addition, management will design and implement effective review controls to ensure the completeness and accuracy of system generated information. However, we cannot assure you that these efforts will remediate our material weaknesses in a timely manner, or at all, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weakness or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and our stock price may decline as a result.

If we fail to remediate our material weakness or fail to maintain adequate internal control over financial reporting, any new or recurring material weakness could impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

We may not realize the benefits that we expect from our business transformation program.

On December 11, 2014 the Company announced an organizational restructuring program designed to reorganize and refocus the Company. The successful implementation of the program presents significant organizational design and infrastructure challenges. In addition, the program may not advance our business strategy as expected. As a result, we may not be able to implement the program as planned, including realizing, in full or in part, the anticipated benefits from our program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits. Any failure to implement the program in accordance with our expectations could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business and financial condition would be adversely affected by a prolonged economic downturn and other external events.

Substantially all of our revenue is derived from the sale of advertising. Expenditures by advertising clients are sensitive to economic conditions and tend to decline in a recession or other periods of economic uncertainty. Any decline of this type could materially affect our business, prospects, financial condition, results of operations and cash flow.

Our business was subject to the impact of previous adverse economic conditions, including customer attrition, declines in overall advertising spending by our customers, and the significant impact of the weak local business conditions on consumer spending in our client's markets. Our total operating revenue was negatively affected by the previous economic downturn. Future economic conditions or other events that could impact purchasing patterns could have a material adverse effect on our business.

The continuing decline in the use of print yellow pages continues to adversely affect our business.

Overall references to print yellow page directories in the United States have declined from 14.5 billion in 2005 to 4.7 billion in 2013 according to a Local Search Association (formerly known as the Yellow Pages Association) Industry Usage Study issued in March 2014. This decline is primarily attributable to increased use of Internet search providers, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We expect the decline in usage will continue to negatively affect advertising sales associated with our traditional print business. A significant further decline in usage of our print directories could impair our ability to maintain or increase advertising prices and cause businesses to reduce or discontinue purchasing advertising in our yellow page directories. Either or both of these factors could adversely affect our revenue and have a material adverse effect on our business, financial condition, results of operations and prospects. These trends have resulted in print advertising sales declining in 2014, and we expect these trends to continue in 2015 and beyond.

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

We also compete for advertising sales with new media. The Internet continues to be increasingly accessible as a local media for businesses of all sizes. We face competition from search engines and portals, such as Google, Yahoo! and Bing, among others, some of which have entered into commercial agreements with us and other major directory publishers. Internet search engines and service providers including but not limited to Google, Yahoo!, Bing, Facebook and Twitter also have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a scale greater than ours. Further, the use of the Internet, including the use of wireless devices, has resulted in new technologies and services that compete with traditional local media. Through DexKnows.com and Superpages.com, we compete with the Internet yellow page directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our digital strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small and medium sized local businesses.

Increased competition in local telephone markets could reduce the benefits of using the local telephone service providers’ brand name.

Advances in communications technology (including wireless devices and voice over Internet protocol) and demographic factors (including shifts from wireline telephone communications to wireless or other communications technologies) continue to erode the market position of the local telephone service providers. The use of traditional local telephone service providers is declining. We believe the loss of market share by local telephone service providers in any particular local service area decreases the value of their brand name in those particular local telephone markets. As a result, we may not fully realize the benefits of our commercial arrangements with the local telephone service providers.

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
As of December 31, 2014, approximately 86% of our advertising revenues were derived from the sale of our marketing solutions to local businesses, which are generally small and medium sized businesses. In the ordinary course of our business, we extend credit to these customers in the form of a trade receivable for advertising purchases. Local businesses, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to adversely affect local businesses. We believe these limitations are significant contributing factors to having customers not renew their advertising. If customers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts, as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to local businesses in the form of trade receivables.

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

Paper is the principal raw material we use to produce our print directories. The price of paper is set each year based on total tonnage by supplier, paper basis weights, production capacity and market price.

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

Approximately 14% of our advertising revenue is derived from the sale of advertising to national or large regional companies, including rental car companies, insurance companies and pizza delivery companies. These companies typically purchase advertisements for placement in multiple geographic regions. Substantially all of the revenue from these large advertisers is derived through certified marketing representatives ("CMRs"). CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in our markets and provide billing services. Our relationships with these national advertisers depend significantly on the performance of the CMRs, which we do not control. If some or all of the CMRs with whom we have existing relationships were unable or unwilling to transact business with us on acceptable terms or at all, this inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of the CMRs could harm our ability to generate revenue from national accounts and could have a material adverse effect on our business.

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

As of December 31, 2014, approximately 1,000, or 29%, of our employees were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slowdowns involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

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

As the Internet continues to develop, the provision of Internet services and the commercial use of the Internet and Internet-related applications may become subject to greater regulation. Regulation of the Internet and Internet-related services is still developing, both by new laws and government regulation, and also by industry self-regulation. If our regulatory environment becomes more restrictive, including increased Internet regulation, our profitability could decrease.

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

In the event that any of our telecommunications partners sought protection under bankruptcy laws, our agreements with such partners could be materially adversely impacted. In addition, our telecommunication partners may be unable in such circumstance to provide services to us under our contracts with them. Consequently, the bankruptcy of any of our telecommunication partners could have an adverse effect on our business prospects, financial condition, results of operations and cash flow.

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

Under the terms of our publishing agreements with the local telephone service providers, we are required to perform their regulatory obligation to publish white page directories in the markets in which we are the directory publisher. If any additional legal requirements are imposed with respect to this obligation, we would be obligated to comply with these requirements even if they were to increase our operating costs. Our results of operations relative to competing directory publishers that do not have those obligations could be adversely affected due to these potential compliance costs.

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

We do not anticipate paying cash dividends or other distributions with respect to our common stock for the foreseeable future. In addition, covenants in our credit facilities restrict us from paying cash dividends to our shareholders.

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

Property Location	Approximate Square Footage
Owned Properties
Martinsburg, WV	191,000
St. Petersburg, FL	100,000

Leased Properties
D/FW Airport, TX	419,000

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

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the "Corwin" case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case (a separate case involving SuperMedia, now settled) granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase and that the plaintiffs lack standing. Those motions were denied. After a four week jury trial, the jury returned a unanimous defense verdict. A final take nothing judgment in favor of all the defendants was entered on December 19, 2014, and no appeal was filed.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act ("ERISA"); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the 5th U.S. Circuit Court of Appeals. The briefing is complete and oral argument was held on September 4, 2014. On October 14, 2014, the 5th Circuit Court of Appeals affirmed the decision of the trial court. Plaintiffs filed a petition for a writ of certiorari to the U.S. Supreme Court on February 17, 2015. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. After the Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, the court granted plaintiffs’ writ, vacated the 5th U.S. Circuit Court of Appeals opinion and remanded the case to the 5th U.S. Circuit Court of Appeals to rule in conformity with the Fifth Third opinion. Subsequently, the case has been remanded to the trial court. On February 17, 2015, the plaintiffs filed their second amended complaint with the same basic allegations as the first complaint. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act ("FLSA") collective action against SuperMedia, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had "off-the-clock" claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. On February 24, 2014, SuperMedia filed a motion to decertify. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations. In early August, 2014, terms of a tentative settlement were reached by the parties; the settlement has been approved by the court, distribution to the class has been made, and the matter has been dismissed with prejudice.

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

	2014
	High	Low

1st Quarter	$7.22	$6.77
2nd Quarter	9.91	9.31
3rd Quarter	12.10	11.57
4th Quarter	8.83	8.37

	2013
	High	Low

2nd Quarter (May 1, 2013 - June 30, 2013)	$23.86	$9.85
3rd Quarter	18.09	7.92
4th Quarter	9.31	4.30

As of March 2, 2015, there were approximately 222 holders of record of our common stock.

Dividends

We did not pay any quarterly cash dividends in 2014 or 2013. We do not expect to pay dividends in 2015, nor do we expect to pay cash dividends in the foreseeable future.

Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder.

Share Repurchases

The following table provides information regarding shares acquired from employees during the three months ended December 31, 2014 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan or Dex Media Equity Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	19,746	$7.62	—	—
November 1, 2014 - November 30, 2014	9,107	8.48	—	—
December 1, 2014 - December 31, 2014	7,074	9.06	—	—
Total	35,927	$8.12	—	—

The Company does not have an active share repurchase program.

Shareholder Return Performance Graph
The following performance graph compares the cumulative total shareholder return on our common stock with the Russell 2000 Index and a peer group selected by us, for the period of May 1, 2013 through December 31, 2014, (the first day our new common stock began trading on the NASDAQ following the merger between Dex One with SuperMedia) assuming an initial investment of $100 on May 1, 2013, and the reinvestment of all dividends, if any. As noted above, we have not paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.
Our Company is not included in an identifiable peer group. We selected our peer group based on revenues, net income and enterprise value, which comprises market capitalization and total debt, and focused on public companies largely comprised of advertiser supported media. Our peer group includes Gannett Co. Inc., Graham Holdings Company, AOL Inc., The New York Times Company, The McClatchy Company, IAC/InteractiveCorp., Harte Hanks Inc., Lee Enterprises, Inc., The E.W. Scripps Company, Media General, Inc., A.H. Belo Corporation, Scholastic Corporation, Meredith Corporation, John Wiley & Sons, Inc. and Lamar Advertising Company.

Comparison of Cumulative Stockholder Return
$250
$200
$150
$100
$50
$0
5/01/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
Dex Media
Russell 2000
Peer Group

	5/1/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Dex Media	$100.00	$159.73	$73.73	$61.56	$86.64	$101.27	$86.91	$81.55
Russell 2000 Index	$100.00	$105.76	$116.18	$125.91	$126.92	$129.08	$119.20	$130.35
Peer Group	$100.00	$112.05	$126.78	$145.94	$161.72	$160.46	$135.06	$150.11

ITEM 6.	SELECTED FINANCIAL DATA

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

		Successor Company				Predecessor Company
	Years Ended December 31,				Eleven Months Ended December 31,	One Month Ended January 31,
(in millions, except per share data)	2014	2013	2012	2011	2010	2010
Statements of Comprehensive Income (Loss) Data
Operating revenue	$1,815	$1,444	$1,278	$1,481	$831	$160
Operating income (loss)	(4)	(850)	103	(430)	(1,294)	64
Net income (loss)	$(371)	$(819)	$41	$(519)	$(924)	$6,920

Earnings (Loss) Per Share
Basic	$(21.43)	$(54.89)	$4.09	$(51.75)	$(92.32)	$501.36
Diluted	$(21.43)	$(54.89)	$4.09	$(51.75)	$(92.32)	$501.07

Shares Used in Computing Earnings (Loss) Per Share
Basic	17.3	14.9	10.1	10.0	10.0	13.8
Diluted	17.3	14.9	10.1	10.0	10.0	13.8

Balance Sheet Data
Total assets	$1,722	$2,464	$2,411	$2,963	$3,921	$5,346
Long-term debt, including current maturities	2,396	2,675	2,010	2,510	2,737	3,265
Shareholders’ equity (deficit)	(1,122)	(703)	20	(10)	526	1,451
2014
During the year ended December 31, 2014, the Company recorded a $13 million credit to expense associated with the settlement of plan amendments to its other post-employment benefits, which eliminated the Company’s obligation to provide a subsidy for retiree health care.

During the year ended December 31, 2014, the Company also recorded a $29 million credit to expense associated with plan amendments that reduced benefits associated with the Company's long-term disability plans.
As a result of financing activities conducted during 2014, the Company recorded a gain of $2 million related to the early extinguishment of a portion of our senior secured credit facilities during the year ended December 31, 2014.
2013
During the year ended December 31, 2013, we recorded an impairment charge of $458 million, consisting of a non-cash impairment charge of $74 million related to the write down of goodwill, and a non-cash impairment charge of $384 million related to the write down of intangible assets.
During the year ended December 31, 2013, we recorded reorganization items of $38 million, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments in March 2013, and $6 million associated with professional fees.

As a result of financing activities conducted during 2013, the Company recorded a gain of $9 million related to the early extinguishment of a portion of our senior secured credit facilities during the year ended December 31, 2013.
The increase in total assets and long-term debt, including current maturities as of December 31, 2013, compared to previous periods is primarily the result of the merger between Dex One and SuperMedia.
2012
The Company recorded gains of $140 million related to the early extinguishment of a portion of our senior secured credit facilities during the year ended December 31, 2012.

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
The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. As a result of using the acquisition method of accounting to record the merger of Dex One Corporation ("Dex One") and SuperMedia, Inc. ("SuperMedia") the financial results of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.
Our operating results presented in this report may not be indicative of our future performance.
Overview

Dex Media, Inc. ("Dex Media" or the "Company") is a leading provider of local marketing solutions to more than 490,000 business clients across the United States. Our approximately 1,900 sales employees work directly with our clients to provide multiple local marketing solutions that drive customer leads to our clients and help our clients connect with their customers.

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

Our print yellow page directories are co-branded with various local telephone service providers; including Verizon Communications Inc. ("Verizon"), AT&T Corp., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.

In 2014, we published more than 1,700 distinct directory titles in 42 states and distributed approximately 100 million directories to businesses and residences in the United States. In 2014, our top ten directories, as measured by revenue, accounted for approximately 5% of our revenue and no single directory or local client accounted for more than 1% of our revenue.

Dex Media was created as a result of the merger between Dex One and SuperMedia on April 30, 2013. Dex One was the acquiring company.

Dex One became the successor registrant to R.H. Donnelley Corporation ("RHDC") upon emergence from Chapter 11 proceedings on January 29, 2010. RHDC was formed on February 6, 1973 as a Delaware corporation. In November 1996, RHDC, then known as The Dun & Bradstreet Corporation, separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: RHDC (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. In January 2003, RHDC acquired the directory business of Sprint Corporation (formerly known as Sprint Nextel Corporation). In September 2004, RHDC completed the acquisition of the directory publishing business of AT&T, Inc. (formerly known as SBC Communications, Inc.) in Illinois and Northwest Indiana, including AT&T's interest in the DonTech II Partnership ("DonTech"), a 50/50 general partnership between RHDC and AT&T. In January 2006, RHDC acquired the exclusive publisher of the directories for Qwest Communications International Inc. ("Qwest") where Qwest was the primary local telephone service provider.

SuperMedia became the successor company to Idearc, Inc. upon emergence from Chapter 11 bankruptcy proceedings on December 31, 2009. Idearc Inc. was created in November 2006 when Verizon spun-off its domestic directory business.

Merger and Related Bankruptcy Filing of Dex One and SuperMedia

On December 5, 2012, Dex One entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex ("Merger Sub"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (i) Dex One would merge with and into Newdex, with Newdex as the surviving entity and (ii) immediately thereafter, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity, and become a direct wholly owned subsidiary of Newdex (the "Merger"). As a result of the Merger, Newdex, as successor to Dex One, would be renamed Dex Media, Inc. and become a newly listed company. The Merger Agreement further provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Merger from their respective stockholders and to the contemplated amendments to their respective financing agreements from their senior secured lenders to consummate the transactions on an out-of-court basis, the Merger could be effected through voluntary pre-packaged plans of reorganization under Chapter 11 of Title 11 of the United States Code ("Chapter 11" or the "Bankruptcy Code"). Because neither Dex One nor SuperMedia were able to obtain the requisite consents to complete the Merger out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed pre-packaged bankruptcy petitions under Chapter 11 on March 18, 2013, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and requested confirmation of their respective joint pre-packaged Chapter 11 plans (the "Prepackaged Plans"), seeking to effect the Merger and related transactions contemplated by the Merger Agreement.

On April 29, 2013, the Bankruptcy Court held a hearing and entered separate orders confirming each of the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia consummated the Merger and other transactions contemplated by the Merger Agreement and emerged from Chapter 11 protection. Effective with the emergence from bankruptcy and the consummation of the Merger, each share of Dex One common stock was converted into 0.2 shares of common stock of Dex Media and each share of SuperMedia common stock was converted into 0.4386 shares of common stock of Dex Media. The common stock of Dex Media is listed on the NASDAQ Stock Market.

Departure/Appointment of Certain Officers

On October 14, 2014, the Company announced the appointment of Joseph A. Walsh as President and Chief Executive Officer of the Company and his election to the Company’s Board of Directors. Mr. Walsh succeeds Peter J. McDonald, who retired as the Company’s Chief Executive Officer and Director, effective October 14, 2014. To ensure a smooth transition of his responsibilities, the Company and Mr. McDonald entered into a twelve month consulting services agreement.

In November 2014, the Company announced the appointment of several new executive team members, including Mr. Paul D. Rouse, who became the Company’s Executive Vice President - Chief Financial Officer and Treasurer, effective upon the resignation of Mr. Samuel D. Jones as the Executive Vice President - Chief Financial Officer and Treasurer of the Company, on November 14, 2014.

The Company also announced the resignation of Frank P. Gatto, the Company’s Executive Vice President - Operations. To ensure a smooth transition of their responsibilities, each of Mr. Jones and Mr. Gatto entered into a twelve month consulting services agreement with the Company.
Business Transformation Program
On December 11, 2014, the Company announced an organizational restructuring program, the costs of which the Company has identified as business transformation costs. The program is designed to reorganize and strategically refocus the Company. The program includes the launch of virtual sales offices, enabling the Company to eliminate field sales offices, the automation of the sales process, integration of systems to eliminate duplicative systems and workforce reductions. The Company expects charges associated with the program to range from $70 million to $100 million, and to be incurred in 2014 and throughout 2015.

During the year ended December 31, 2014, the Company recorded a severance charge associated with the business transformation program of $43 million, which includes severance associated with our former President and Chief Executive Officer, our former Executive Vice President - Chief Financial Officer and Treasurer, and our former Executive Vice President - Operations of $10 million. The total severance charge was recorded in accordance with the Company’s existing severance program, without enhancement, and represents the cost of the Company's workforce reduction plan to lay off approximately 1,000 employees, beginning in the fourth quarter of 2014 and continuing through 2015.

Business transformation costs are recorded as general and administrative expense in our 2014 consolidated statement of comprehensive income (loss).

Additional charges associated with lease terminations, costs associated with system consolidations and relocation costs will be incurred beginning in 2015.

For additional information regarding business transformation costs, see Note 5 to our consolidated financial statements included in this report.

Basis of Presentation
The Company prepares its financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States. The consolidated financial statements include the financial statements of Dex Media and its wholly owned subsidiaries. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. All inter-company accounts and transactions have been eliminated. The Company is managed as a single business segment.

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

The Company accounted for the merger of Dex One and SuperMedia creating Dex Media, using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” (“ASC 805”). As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results. For additional information regarding the merger and acquisition accounting, see Note 2 to our consolidated financial statements included in this report.
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

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, goodwill, intangible assets and other long-lived assets, pension assumptions and estimates of selling prices that are used for multiple element arrangements.

Acquisition Accounting

On April 30, 2013, the merger of Dex One and SuperMedia was consummated, with 100% of the equity of SuperMedia being exchanged for 6.9 million Dex Media common shares that were issued to former SuperMedia shareholders at the converted $11.90 per share price, which equated to a fair value of common stock issued of $82 million.
We accounted for the merger using the acquisition method of accounting in accordance with ASC 805, with Dex One identified as the acquiring entity for accounting purposes. Dex One was considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the fact that (1) upon consummation of the merger, Dex One shareholders held approximately 60% of the common stock of Dex Media as compared to approximately 40% held by SuperMedia shareholders and (2) Dex One's chairman of the board of directors continued as the chairman of the board of directors of Dex Media.
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
Long-term debt including current maturities
As a result of acquisition accounting, SuperMedia's outstanding debt was adjusted to a fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million being recognized. The discount will be amortized to interest expense over the remaining term of the SuperMedia senior secured credit facilities using the effective interest method. For additional information on debt, see Note 8 to our consolidated financial statements included in this report.
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
Deferred Revenue, Deferred Directory Costs, and Unbilled Accounts Receivable
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. SuperMedia had minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equated to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex

Media. The exclusion of these results from the consolidated statements of comprehensive income (loss) of Dex Media, did not impact our cash flows.
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

We also offer multiple-deliverable revenue arrangements with our customers that may include a combination of our print and digital marketing solutions. The timing of delivery or fulfillment of our marketing solutions in a multiple-deliverable arrangement may differ, whereby the fulfillment of a digital marketing solutions precedes delivery of our print marketing solutions due to the length of time required to produce the final print product. In addition, multiple print directories included in a multiple-deliverable arrangement may be published at different times throughout the year. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery or fulfillment of other marketing solutions included in a multiple-deliverable arrangement.
We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio). For the years ended December 31, 2014 and 2013, net advertising sales declined 13.8% and 15.1% compared to 2013 and 2012, respectively. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.

To mitigate the effect of declining advertising sales and revenue, we continue to actively manage expenses and streamline operations to reduce our cost structure.

Operating Expense

Operating expense is comprised of five expense categories: (1) selling, (2) cost of service, (3) general and administrative, (4) depreciation and amortization, and (5) impairment charge.

Selling.  Selling expense represents the cost to acquire new clients and renew the advertising of existing clients. Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, sales training, advertising and client care expenses. Sales commissions are amortized over the average life of the directory or advertising service, which is typically twelve months. All other selling costs are expensed as incurred. For the year ended December 31, 2014, selling expense of $436 million represented 24.0% of total operating expense and 24.0% of total operating revenue.

Cost of Service.  Cost of service represents the cost to fulfill and maintain our advertising services to our clients. Cost of service includes the costs of producing and distributing print directories and online local search services; including publishing operations, paper, printing, distribution, website development, and Internet traffic costs for placement of our clients' information and advertisements on search engine websites with whom we are affiliated. Costs attributable to producing print directories are amortized over the average life of a directory, which is typically twelve months. These costs include the amortization of paper, printing and initial distribution of print directories. All other costs are expensed as incurred. For the year ended December 31, 2014, cost of service of $576 million represented 31.7% of total operating expense and 31.7% of total operating revenue.

General and Administrative.  General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance, stock-based compensation, severance expense, and other general corporate expenses. All general and administrative costs are expensed as incurred. For the year ended December 31, 2014, general and administrative expense of $164 million represented 9.0% of total operating expense and 9.0% of total operating revenue.

Depreciation and Amortization.  Depreciation and amortization expense includes depreciation expense associated with property, plant and equipment and amortization expense associated with capitalized internal use software and other intangible assets. For the year ended December 31, 2014, depreciation and amortization expense of $643 million represented 35.3% of total operating expense and 35.4% of total operating revenue.

Impairment Charge. Impairment charge includes non-cash charges associated with the impairment of goodwill and intangible assets. No impairment charges were recorded for the year ended December 31, 2014. For the year ended December 31, 2013, we recorded a total impairment charge of $458 million, consisting of a non-cash impairment charge of $74 million related to the write down of goodwill, and a non-cash impairment charge of $384 million related to the write down of intangible assets. No impairment charges were recorded for the year ended December 31, 2012. For additional information related to the goodwill and intangible asset impairments, see Note 3 to our consolidated financial statements included in this report.

Interest Expense
Interest expense, net of interest income, is primarily comprised of interest expense associated with our debt obligations offset by interest income. For the year ended December 31, 2014, interest expense, net of interest income, was $356 million.

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

No reorganization expenses were recorded for the year ended December 31, 2014. During the year ended December 31, 2013, the Company recorded reorganization items of $38 million, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments in March 2013, and $6 million associated with professional fees. No reorganization expenses were recorded for the year ended December 31, 2012.

Gains on Early Extinguishment of Debt
Gains on early extinguishment of debt represents the gains associated with the purchase of a portion of the Company's debt below par value. During the years ended December 31, 2014, 2013 and 2012, the Company recorded gains on early extinguishment of debt of $2 million, $9 million and $140 million, respectively.

Provision (Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the impact regarding future realization of deferred tax assets. For the year ended December 31, 2014, we recorded an income tax provision of $13 million.

Results of Operations
Prior to the merger with Dex One on April 30, 2013, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. SuperMedia had minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equated to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table sets forth our consolidated operating results for the years ended December 31, 2014 and 2013.

Year Ended December 31,	2014	2013	Change	% Change
	(in millions, except %)
Operating Revenue	$1,815	$1,444	$371	25.7%
Operating Expenses
Selling	436	383	53	13.8%
Cost of service (exclusive of depreciation and amortization)	576	479	97	20.3%
General and administrative	164	209	(45)	(21.5)%
Depreciation and amortization	643	765	(122)	(15.9)%
Impairment charge	—	458	(458)	(100.0)%
Total Operating Expenses	1,819	2,294	(475)	(20.7)%
Operating (Loss)	(4)	(850)	846	(99.5)%
Interest expense, net	356	316	40	12.7%
(Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(360)	(1,166)	806	(69.1)%
Reorganization items	—	38	(38)	(100.0)%
Gains on early extinguishment of debt	2	9	(7)	(77.8)%
(Loss) Before Provision (Benefit) for Income Taxes	(358)	(1,195)	837	(70.0)%
Provision (benefit) for income taxes	13	(376)	389	NM
Net (Loss)	$(371)	$(819)	$448	(54.7)%

Operating Revenue
Operating revenue of $1,815 million for the year ended December 31, 2014 increased $371 million, or 25.7%, compared to $1,444 million for the year ended December 31, 2013. The variance in revenue was impacted by the inclusion of SuperMedia's operating revenue for the year ended December 31, 2014, and the exclusion of portions of SuperMedia's 2013 operating revenue related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating revenues related to SuperMedia's operations of $30 million and $740 million for the years ended December 31, 2014 and 2013, respectively, were not included in our operating revenue. This increase was partially offset by the decline in operating revenue due to reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $1,819 million for the year ended December 31, 2014 decreased $475 million, or 20.7%, compared to $2,294 million for the year ended December 31, 2013. The variance in operating expense was impacted by the inclusion of SuperMedia's operating expenses for the year ended December 31, 2014, and the exclusion of portions of SuperMedia's 2013 operating expenses related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, operating expenses related to SuperMedia's operations of $9 million and $353 million for the years ended December 31, 2014 and 2013, respectively, were not included in our operating expenses. Additionally, the decrease in operating expense was driven by a total impairment charge of $458 million, recorded in 2013, consisting of a non-cash impairment charge of $74 million related to the write down of goodwill, and a non-cash impairment charge of $384 million related to the write down of intangible assets. Additional expense reductions are described below.
Selling. Selling expense of $436 million for the year ended December 31, 2014 increased $53 million, or 13.8%, compared to $383 million for the year ended December 31, 2013. The variance in selling expense was impacted by the inclusion of SuperMedia's selling expenses for the year ended December 31, 2014, and the exclusion of portions of SuperMedia's 2013 selling expenses related to the impacts of acquisition accounting. As a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013, selling expenses related to SuperMedia's operations of $4 million and $140 million for the years ended December 31, 2014 and 2013, respectively, were not included in our selling expenses. Additionally, we incurred lower employee related costs, sales commissions, and national advertising during 2014.

Cost of Service. Cost of service expense of $576 million for the year ended December 31, 2014 increased $97 million, or 20.3%, compared to $479 million for the year ended December 31, 2013. The variance in cost of service expense was impacted by the inclusion of SuperMedia's cost of service expenses for the year ended December 31, 2014, and the exclusion of portions of SuperMedia's 2013 cost of service expenses related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, cost of service expenses related to SuperMedia's operations of $4 million and $149 million for the years ended December 31, 2014 and 2013, respectively, were not included in our cost of service expenses. Additionally, we incurred lower printing and distribution costs as a result of lower volumes during 2014 and reduced employee related costs. These reductions were partially offset by higher digital fulfillment costs during 2014.
General and Administrative. General and administrative expense of $164 million for the year ended December 31, 2014 decreased $45 million, or 21.5%, compared to $209 million for the year ended December 31, 2013. The variance in general and administrative expense was impacted by the inclusion of SuperMedia's general and administrative expenses for the year ended December 31, 2014, and the exclusion of portions of SuperMedia’s 2013 general and administrative expenses related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, general and administrative expenses related to SuperMedia’s operations of $1 million and $23 million for the years ended December 31, 2014 and 2013, respectively, were not included in our general and administrative expenses. Additionally, the decrease in general and administrative expense was driven by certain one-time credits to expense during the year ended December 31, 2014. The Company recorded a $29 million credit to expense associated with a plan amendment to its long-term disability plans. The Company also recorded a $13 million credit to expense associated with the settlement of plan amendments to its other post-employment benefits ("OPEB"), which eliminated the Company’s obligation to provide a subsidy for retiree health care. Additionally, the Company recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement and recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities. No merger transaction costs were incurred during the year ended December 31, 2014, while we incurred $22 million of merger transaction costs for the year ended December 31, 2013. We incurred $41 million of merger integration costs, which included $13 million of severance costs, for the year ended December 31, 2014, compared to $54 million of merger integration costs, which included $32 million of severance costs, for the year ended December 31, 2013. Additionally, the Company recorded a $3 million charge during the year ended December 31, 2014, compared to a $5 million charge during the year ended December 31, 2013 to adjust the Los Alamitos property to its estimated fair value. These decreases in expenses were partially offset by business transformation costs of $43 million, which represents severance costs (including $10 million associated with our former President and Chief Executive Officer, former Executive Vice President - Chief Financial Officer and Treasurer, and former Executive Vice President - Operations), incurred during the year ended December 31, 2014, while no business transformation costs were incurred during the year ended December 31, 2013. The Company also incurred higher legal settlements of $5 million in 2014. Bad debt expense of $26 million for the year ended December 31, 2014 increased by $3 million, or 13.0%, compared to $23 million for the year ended December 31, 2013. Bad debt expense as a percent of total operating revenue was 1.4% for the year ended December 31, 2014, compared to 1.6% for the year ended December 31, 2013.
Depreciation and Amortization. Depreciation and amortization expense of $643 million for the year ended December 31, 2014 decreased $122 million, or 15.9%, compared to $765 million for the year ended December 31, 2013. The variance in depreciation and amortization expense was impacted by the inclusion of SuperMedia's depreciation and amortization expenses for the year ended December 31, 2014, and the exclusion of portions of SuperMedia's 2013 depreciation and amortization expenses related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, depreciation and amortization expenses related to SuperMedia’s operations of $41 million for the year ended December 31, 2013 were not included in our depreciation and amortization expense. Additionally, amortization expense related to intangible assets decreased due to the impact of the non-cash impairment charge related to intangible assets that was recorded during 2013, partially offset by adjustments to the estimated remaining lives during 2013.
Impairment Charge. No impairment charges were recorded for the year ended December 31, 2014. For the year ended December 31, 2013, we recorded a total impairment charge of $458 million, consisting of a non-cash impairment charge of $74 million related to the write down of goodwill, and a non-cash impairment charge of $384 million related to the write down of intangible assets.
Interest Expense, net
Interest expense, net of interest income, of $356 million for the year ended December 31, 2014 increased $40 million, or 12.7%, compared to $316 million for the year ended December 31, 2013. The variance in interest expense, net was impacted by the inclusion of SuperMedia's interest expense, net for the year ended December 31, 2014, and the exclusion of a portion of SuperMedia’s interest expense, net for the year ended December 31, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013, interest expense, net related to SuperMedia’s operations of $51 million for the year ended December 31, 2013 was not included in our interest expense, net. Additionally, interest expense increased due to the impact of interest rate increases on the Company’s senior secured credit facilities and higher non-cash interest expense, partially offset by lower interest expense due to lower outstanding debt obligations. Our interest expense for the year ended December 31, 2014 included $93 million of non-cash interest expense compared to $69 million for the year ended December 31, 2013. This non-cash interest primarily represents amortization of debt fair value adjustments, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
Reorganization Items
No reorganization items were recorded for the year ended December 31, 2014. The Company recorded reorganization items of $38 million for the year ended December 31, 2013, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments and $6 million associated with professional fees.
Gains on Early Extinguishment of Debt
The Company recorded a gain of $2 million related to the early extinguishment of a portion of our senior secured credit facilities for the year ended December 31, 2014. On June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company ($8 million gain offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). In addition, on September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $2 million being recorded by the Company ($6 million gain offset by a $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees).

The Company recorded gains of $9 million related to the early extinguishment of a portion of our senior secured credit facilities for the year ended December 31, 2013. The Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a gain of $9 million ($36 million gain offset by $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments).

Provision (Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded a provision for income taxes of $13 million and a benefit of $(376) million for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the effective tax rate of (3.6%) differs from the federal statutory rate primarily due to the increase in recorded valuation allowance, non-deductible interest, changes in state tax laws, apportionment and estimates, and the lapsing of uncertain tax positions due to expiration of the statute of limitations in various jurisdictions.

The effective tax rate of 31.5% for the year ended December 31, 2013 differed from the statutory rate primarily due to the increase in recorded valuation allowance, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including the impact on the annual effective tax rate, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

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

Reorganization Items
The Company recorded reorganization items of $38 million for the year ended December 31, 2013, including a non-cash write-off of $32 million associated with Dex One's remaining unamortized debt fair value adjustments in March 2013, and $6 million associated with professional fees. No reorganization items were recorded for the year ended December 31, 2012.

Gains on Early Extinguishment of Debt
The Company recorded gains of $9 million related to the early extinguishment of a portion of our senior secured credit facilities for the year ended December 31, 2013. The Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a gain of $9 million ($36 million gain offset by $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments).

The Company recorded gains of $140 million related to the early extinguishment of a portion of our senior secured credit facilities for the year ended December 31, 2012. On March 23, 2012, the Company repurchased and retired debt of $142 million utilizing cash of $70 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). Additionally, on April 19, 2012, the Company repurchased and retired debt of $98 million of its senior subordinated notes utilizing cash of $26 million. This transaction resulted in the Company recording a gain of $71 million ($72 million gain offset by $1 million in administrative fees).

Provision (Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded a benefit for income taxes of ($376) million for the year ended December 31, 2013, compared to a provision of $6 million for the year ended December 31, 2012. For the year ended December 31, 2013, the effective tax rate of 31.5% differs from the federal statutory rate primarily due to the increase in recorded valuation allowances, the non-deductible component of the goodwill impairment charge, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in various federal and state jurisdictions. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including the impact on the annual effective tax rate, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

The effective tax rate of 12.8% for the year ended December 31, 2012 differed from the statutory rate primarily due to changes in recorded valuation allowances, changes in certain deferred tax liabilities, the impact of the non-deductible component of interest expense related to our debt obligations, and the impact of state income taxes.

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

Future Principal Payments

Future principal payments on debt obligations are as follows.

	Years Ended December 31,
	2015	2016	2017
	(in millions)
Future principal payments	$124	$2,223	$252

The amounts shown in the table above represent the required amortization payments for RHD, DME and DMW for 2015 and any unpaid sweep obligations from 2014. No estimate has been made for future sweep obligations for these periods as these payments cannot be reasonably estimated. Payments in 2016 include the remaining principal payments upon maturity of the senior secured credit facilities. Payments in 2017 represent the payment of the senior subordinated notes upon their maturity based on the December 31, 2014 principal amount due. All principal amounts in the table reflect the face value of the debt instruments.

2014 and 2013 Principal Payments

During the year ended December 31, 2014, the Company retired debt obligations of $381 million under its senior secured credit facilities utilizing cash of $367 million. The Company made mandatory and accelerated principal payments, at par, of $292 million. On June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company ($8 million gain offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). In addition, on September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $2 million being recorded by the Company ($6 million gain offset by a $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $16 million, on the Company's senior subordinated notes.

During the year ended December 31, 2013, the Company retired debt obligations of $541 million, under its senior secured credit facilities utilizing cash of $505 million. The Company made mandatory and optional principal payments, at par, of $404 million. In addition, on November 25, 2013 the Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a gain of $9 million ($36 million gain offset by a $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $16 million, on the Company's senior subordinated notes.

Debt Covenants

Each of the senior secured credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower's incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures, mergers, liquidations and consolidations.  For each senior secured credit facility, we are required to maintain compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant (the “Financial Covenants”). Each of the senior secured credit facilities also contain certain covenants that, subject to exceptions, limit or restrict Dex Media's incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the senior subordinated notes.

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

As of December 31, 2014, the Company was in compliance with all of the Financial Covenants in its senior secured credit facilities and senior subordinated notes.

The Company evaluated compliance with its Financial Covenants for 2015 based on management’s most recent forecast and management believes that the Company will meet each of its Financial Covenant requirements in 2015.

For 2016, the Company believes it will meet all covenant requirements in its senior secured credit facilities and senior subordinated notes; however, the senior secured credit facilities mature on December 31, 2016 and the senior subordinated notes mature on January 29, 2017. Because the Company lacks the cash flow from operations to fully pay the senior secured credit facilities and senior subordinated notes at maturity, the Company will have to seek a restructuring, amendment or refinancing of its debt, or if necessary, pursue additional debt or equity offerings, in advance of the debt becoming due. The Company’s ability to restructure, amend or refinance its debt, or to issue additional debt or equity, will depend upon, among other things: (1) the condition of the capital markets at the time, which is beyond the Company’s control; (2) the Company’s future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond the Company’s control; and (3) the Company’s continued compliance with the terms and covenants in its senior secured credit facilities and senior subordinated notes that govern its debt.

We believe net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs in 2015.

On an on-going basis, the Company evaluates its capital structure, considers alternatives for refinancing or amending its debt and seeks advice from its financing sources regarding such alternatives, while also considering its other strategic options.
Guarantees

Each of the senior secured credit facilities are separate facilities secured by the assets of each respective entity. There are no cross guarantees or collateralization provision among the entities, subject to certain exceptions. The Shared Guarantee and Collateral agreement has certain guarantee and collateralization provisions supporting SuperMedia, RHD, DME and DMW. However, an event of default by one of the entities could trigger a call on the applicable guarantor. An event of default by a guarantor on a guarantee obligation could be an event of default under the applicable credit facility, and if demand is made under the guarantee and the creditor accelerates the indebtedness, failure to satisfy such claims in full would in turn trigger a default under all of the other credit facilities. A subordinated guarantee also provides that SuperMedia, RHD, DME and DMW guarantee the obligations of the other such entities, including SuperMedia, provided that no claim may be made on such guarantee until the senior secured debt of such entity is satisfied and discharged.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth a summary of our cash flows for the years ended December 31, 2014 and 2013.

	2014	2013	Change
Cash Flows Provided By (Used In):	(in millions)
Operating activities	$388	$360	$28
Investing activities	(5)	130	(135)
Financing activities	(368)	(506)	138
Increase (Decrease) In Cash and Cash Equivalents	$15	$(16)	$31

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $388 million for the year ended December 31, 2014 increased $28 million, compared to $360 million for the year ended December 31, 2013. This variance was impacted by the inclusion of SuperMedia's cash provided by operating activities for the year ended December 31, 2014 and the exclusion of portions of SuperMedia’s cash provided by operating activities for the year ended December 31, 2013 related to the impacts of acquisition accounting. As a result of our merger with SuperMedia effective April 30, 2013 cash provided by operating activities related to SuperMedia’s operations of $55 million, for the period of January through April 2013, was not included in our cash provided by operating activities for the year ended December 31, 2013. Additionally, reduced operating expenditures and cash payments related to merger transaction costs and merger integration costs for the year ended December 31, 2014 contributed to the increase in cash from operating activities in 2014. No merger transaction costs were paid during the year ended December 31, 2014, whereas $22 million was paid during the year ended December 31, 2013. The Company made cash payments related to merger integration costs of $40 million for the year ended December 31, 2014, compared to $47 million for the year ended December 31, 2013. Additional favorable operating activities included reduced payments for other post-employment benefits of $10 million and income taxes of $10 million. In addition, the Company made cash payments associated with our reorganization bankruptcy costs for the year ended December 31, 2013. These favorable operating activities were partially offset by cash payments related to business transformation costs of $5 million for the year ended December 31, 2014, while no business transformation costs were paid during the year ended December 31, 2013. Additional unfavorable operating activities in 2014 included an increase in pension funding and lower cash collections associated with lower billings to clients.

Net cash used in investing activities of $5 million for the year ended December 31, 2014, decreased $135 million, compared to net cash provided by investing activities of $130 million for the year ended December 31, 2013. This decrease was primarily due to $154 million of cash acquired in the acquisition of SuperMedia on April 30, 2013. The Company incurred $18 million in capital expenditures, including capitalized software for the year ended December 31, 2014, compared to $24 million for the year ended December 31, 2013. Additionally, during the year ended December 31, 2014, the Company received cash of $13 million from the sale of property in Los Alamitos, CA.

Net cash used in financing activities of $368 million for the year ended December 31, 2014 decreased $138 million compared to $506 million for the year ended December 31, 2013. Net cash used in financing activities for the years ended December 31, 2014 and 2013 primarily represents the repayment of debt principal.

During the year ended December 31, 2014, the Company retired debt obligations of $381 million, under its senior secured credit facilities utilizing cash of $367 million. The Company made mandatory and accelerated principal payments, at par, of $292 million. On June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company ($8 million gain offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). In addition, on September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $2 million being recorded by the Company ($6 million gain offset by a $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees).

During the year ended December 31, 2013, the Company retired debt obligations of $541 million, under its senior secured credit facilities utilizing cash of $505 million. The Company made mandatory and optional principal payments, at par, of $404 million. In addition, on November 25, 2013 the Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a gain of $9 million ($36 million gain offset by a $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments).

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

Net cash provided by investing activities of $130 million for the year ended December 31, 2013, increased $153 million, compared to net cash used in investing activities of $(23) million for the year ended December 31, 2012. This increase was driven by $154 million of cash acquired in the acquisition of SuperMedia on April 30, 2013. The Company incurred $24 million in capital expenditures, including capitalized software for the year ended December 31, 2013, compared to $23 million for the year ended December 31, 2012.

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

During the year ended December 31, 2013, the Company retired debt obligations of $541 million, under its senior secured credit facilities utilizing cash of $505 million. The Company made mandatory and optional principal payments, at par, of $404 million. In addition, on November 25, 2013 the Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a gain of $9 million ($36 million gain offset by a $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments).

During the year ended December 31, 2012, the Company retired debt obligations of $545 million, under its senior secured credit facilities utilizing cash of $401 million. The Company made mandatory and optional principal payments, at par, of $305 million. In addition, on March 23, 2012, the Company repurchased and retired debt of $142 million utilizing cash of $70 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a gain of $69 million ($72 million gain offset by $3 million in administrative fees and other adjustments). Additionally, on April 19, 2012, the Company repurchased and retired debt of $98 million of its senior subordinated notes utilizing cash of $26 million. This transaction resulted in the Company recording a gain of $71 million ($72 million gain offset by $1 million in administrative fees).

Contractual Obligations
Our contractual obligations as of December 31, 2014, are summarized below.

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on debt obligations (1)	$2,599	$124	$2,475	$—	$—
Operating lease obligations (2)	62	21	29	12	—
Purchase obligations (3)	10	5	4	1	—
Pension obligations (4)	16	4	12	—	—
Total	$2,687	$154	$2,520	$13	$—

(1)
The Company has mandatory debt principal payments due after each quarter prior to the December 31, 2016 maturity date on its outstanding senior secured credit facilities. Principal payment on debt obligations reflected in the table, are the required amortization payments for RHD, DME and DMW and any unpaid sweep obligations related to results through December 31, 2014. However, no estimates have been made for future sweep obligations as payments in future years cannot be reasonably estimated. RHD, DME and DMW are required to pay scheduled amortization payments, plus additional prepayments at par equal to the respective Excess Cash Flow ("ECF"), multiplied by the applicable ECF Sweep Percentage as defined in the respective senior secured credit facility (60% for RHD, 50% for DMW, and 70% in 2014 and 60% in 2015 and 2016 for DME). SuperMedia is required to make prepayments at par in an amount equal to 67.5% of any increase in Available Cash, as defined in its senior secured credit facility. The unpaid principal amounts due at the maturity of the instruments are reflected in the period that they mature. All principal payments included in the table reflect the face value of the debt instruments. Due to the uncertainty of the amount of the principal payments related to future sweep payments, interest payments in future years cannot be reasonably estimated. For additional information on debt obligations, see Note 8 to our consolidated financial statements included in this report.

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

(3)
We are obligated to pay an outsource service provider approximately $27 million over the years 2012 through 2017 for data center/server assessment, migration and ongoing management and administration services. As of December 31, 2014, approximately $10 million remains outstanding under this obligation.

(4)	The amounts in the table set forth above include the estimated contributions to qualified pension plans in 2015, 2016 and 2017.
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

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, goodwill, intangible assets and other long-lived assets, pension assumptions and estimates of selling prices that are used for multiple element arrangements.

Revenue Recognition
Revenue is earned from the sale of advertising. We are not generally affected by seasonality given our revenue is largely recognized on a straight-line basis over twelve month contract periods.
The sale of advertising in print directories is our primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory which is typically twelve months, using the deferral and amortization method of accounting, with revenue recognition commencing in the month of publication.

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

We also offer multiple-deliverable revenue arrangements with our customers that may include a combination of our print and our digital marketing solutions. The timing of delivery or fulfillment of our marketing solutions in a multiple-deliverable arrangement may differ, whereby the fulfillment of a digital marketing solutions precedes delivery of our print marketing solutions due to the length of time required to produce the final print product. In addition, multiple print directories included in a multiple-deliverable arrangement may be published at different times throughout the year. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery or fulfillment of other marketing solutions included in a multiple-deliverable arrangement.

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

All of our print and digital marketing solutions qualify as separate units of accounting since they are sold on a stand-alone basis and we allocate multiple-deliverable arrangement consideration to each deliverable based on its estimated selling price. Our sales contracts generally do not include any provisions for cancellation, termination, right of return or refunds that would significantly impact recognized revenue. In determining our estimated selling prices, we require that a substantial majority of our selling prices are consistent with our normal pricing and discounting policies, which have been established by management having relevant authority.

Expense Recognition

Costs directly attributable to producing directories are amortized over the life of the directories, which is usually twelve months, under the deferral and amortization method of accounting. Direct costs include paper, printing, initial distribution and sales commissions. All other costs are recognized as incurred.

Accounts Receivable

At December 31, 2014, the Company’s consolidated balance sheet has accounts receivables of $151 million, which is net of an allowance for doubtful accounts of $30 million, and includes unbilled receivables of $1 million. Unbilled receivables represent amounts that are not billable at the balance sheet date but are billed over the remaining life of the clients’ advertising contracts.

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

Goodwill and Intangible Assets

The Company has goodwill of $315 million and intangible assets of $794 million on the consolidated balance sheet as of December 31, 2014.

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
The Company performed its annual impairment test of goodwill as of October 1, 2014. The Company determined the fair value of the SuperMedia reporting unit exceeded the carrying value of the reporting unit; therefore there was no impairment of goodwill.

When the Company performed its annual impairment test of goodwill as of October 1, 2013 on the SuperMedia reporting unit, it was determined that the carrying value of the SuperMedia reporting unit including goodwill exceeded the fair value of the SuperMedia reporting unit, requiring the Company to perform step two of the goodwill impairment test to determine the amount of impairment loss, if any. This test resulted in a goodwill impairment of $74 million, which was recognized in the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2013.

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria. All of the Company’s intangible assets are classified as definite-lived intangible assets. Intangible assets have been recorded to each of our four reporting units. The Company reviews its definite-lived intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. Our intangible assets are amortized using the income forecast method over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The recoverability analysis includes estimates of future cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the definite-lived intangible asset. An impairment loss is measured as the amount by which the carrying amount of the definite-lived intangible asset exceeds its fair value. The Company evaluated its definite-lived assets for potential impairment and determined they were not impaired as of December 31, 2014.
The Company evaluated its definite-lived intangible assets for potential impairment and determined there were indicators of impairment as of October 1, 2013. As a result, the Company recorded an impairment of $384 million which was recognized in the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2013.
The Company’s intangible assets and their estimated remaining useful lives are presented in the table below.

Estimated Remaining Useful Lives
Directory service agreements	4 years
Client relationships	2 years
Trademarks and domain names	4 years
Patented technologies	3 years
Advertising commitment	2 years

For additional information related to goodwill and intangible assets, see Note 3 to our consolidated financial statements included in this report.

Pension and Other Post-Employment Benefits

Pension

The Company has non-contributory defined benefit pension plans that provide pension benefits to certain of its employees. The accounting for pension benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension cost requires management to make actuarial assumptions, including the discount rate and expected return on plan assets. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. New mortality tables were published in the fourth quarter of 2014 which reflect improved life expectancies. The Company has adopted these tables resulting in an increase to our pension obligation of approximately $38 million.

The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets related to the Company's qualified pension plans, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements. On January 25, 2014, the Company reached an agreement with certain unions to freeze the SuperMedia Pension Plan for Collectively Bargained Employees. Accordingly, effective April 1, 2014, no employees accrue future pension benefits under any of the pension plans. The Company recorded a curtailment gain of $2 million in 2014 associated with the Union pension plan freeze.

Other Post-Employment Benefits

Prior to January 25, 2014, the Company was obligated to provide other post-employment benefits ("OPEB"), which included post-employment health care and life insurance plans for certain of the Company's retirees. On January 25, 2014, the Company enacted plan amendments to its OPEB plans, and reached an agreement with certain unions to eliminate the Company's obligation as of April 1, 2014. As a result of the settlement of these plan amendments, the Company recorded a credit of $13 million to general and administrative expense in its consolidated statement of comprehensive (loss) during the year ended December 31, 2014.

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

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. A valuation allowance is established to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. The Company has netted deferred tax assets for net operating losses with related uncertain tax positions if such settlement is required or expected in the event the uncertain tax position is disallowed.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. For additional information regarding our provision (benefit) for income taxes, see Note 12 to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, (“ASU 2014-15”). ASU 2014-15 will require management for each annual and interim reporting period to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to various types of market risk in the normal course of business. In particular, we are subject to interest rate variability primarily associated with borrowings under our credit facilities.

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $3 million for the year ended December 31, 2014. For additional information related to the Company's debt obligation and interest rates, see "Liquidity and Capital Resources" in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dex Media, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Dex Media, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dex Media, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dex Media, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 16, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Dex Media, Inc:
We have audited the accompanying consolidated statements of comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows of Dex One Corporation and subsidiaries (the Company) for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Dex One Corporation and subsidiaries for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that Dex One Corporation and subsidiaries will continue as a going concern. As discussed in note 1 to the consolidated financial statements in the 2012 Form 10-K, Dex One Corporation and subsidiaries voluntarily filed for Chapter 11 Bankruptcy on March 18, 2013, has a highly leveraged capital structure and has experienced decline in operating results and cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Raleigh, North Carolina
March 18, 2013

Dex Media, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions, except per share data)	2014	2013	2012

Operating Revenue	$1,815	$1,444	$1,278

Operating Expenses
Selling	436	383	280
Cost of service (exclusive of depreciation and amortization)	576	479	358
General and administrative	164	209	118
Depreciation and amortization	643	765	419
Impairment charge	—	458	—
Total Operating Expenses	1,819	2,294	1,175
Operating Income (Loss)	(4)	(850)	103
Interest expense, net	356	316	196
(Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(360)	(1,166)	(93)
Reorganization items	—	38	—
Gains on early extinguishment of debt	2	9	140
Income (Loss) Before Provision (Benefit) for Income Taxes	(358)	(1,195)	47
Provision (benefit) for income taxes	13	(376)	6
Net Income (Loss)	(371)	(819)	41

Other Comprehensive Income (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	(51)	10	(16)
Comprehensive Income (Loss)	(422)	(809)	25

Basic and diluted earnings (loss) per common share	$(21.43)	$(54.89)	$4.09
Basic and diluted weighted average common shares outstanding	17.3	14.9	10.1

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries Consolidated Balance Sheets

	At December 31,
(in millions, except share data)	2014	2013

Assets
Current Assets
Cash and cash equivalents	$171	$156
Accounts receivable, net of allowances of $30 and $26	151	218
Deferred directory costs	161	183
Deferred tax assets	—	9
Prepaid expenses and other	14	27
Assets held for sale	—	16
Total current assets	497	609
Fixed assets and capitalized software, net	64	106
Goodwill	315	315
Intangible assets, net	794	1,381
Pension assets	45	41
Other non‑current assets	7	12
Total Assets	$1,722	$2,464

Liabilities and Shareholders' (Deficit)
Current Liabilities
Current maturities of long-term debt	$124	$154
Accounts payable and accrued liabilities	167	166
Accrued interest	20	20
Deferred revenue	93	126
Total current liabilities	404	466
Long-term debt	2,272	2,521
Employee benefit obligations	127	132
Deferred tax liabilities	30	28
Unrecognized tax benefits	11	19
Other liabilities	—	1

Shareholders' (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,608,580 shares at December 31, 2014 and 17,601,520 shares at December 31, 2013	—	—
Additional paid-in capital	1,554	1,551
Retained (deficit)	(2,591)	(2,220)
Accumulated other comprehensive (loss)	(85)	(34)
Total shareholders' (deficit)	(1,122)	(703)
Total Liabilities and Shareholders' (Deficit)	$1,722	$2,464

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity (Deficit)

(in millions)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Income) Loss	Total Shareholders’ Equity (Deficit)

Balance, December 31, 2011	$—	$1,460	$(1,442)	$(28)	$(10)
Net income	—	—	41	—	41
Issuance of equity based awards	—	5	—	—	5
Other comprehensive income (loss), net of tax	—	—	—	(16)	(16)
Balance, December 31, 2012	—	1,465	(1,401)	(44)	20
Acquisition of SuperMedia	—	82	—	—	82
Net (loss)	—	—	(819)	—	(819)
Issuance of equity based awards	—	4	—	—	4
Other comprehensive income (loss), net of tax	—	—	—	10	10
Balance, December 31, 2013	—	1,551	(2,220)	(34)	(703)
Net (loss)	—	—	(371)	—	(371)
Issuance of equity based awards	—	3	—	—	3
Other comprehensive income (loss), net of tax	—	—	—	(51)	(51)
Balance, December 31, 2014	$—	$1,554	$(2,591)	$(85)	$(1,122)

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2014	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$(371)	$(819)	$41
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	643	765	419
Provision for deferred income taxes	11	(351)	6
Provision for unrecognized tax benefits	(8)	(32)	—
Provision for bad debts	26	23	33
Non-cash interest expense	93	69	40
Stock-based compensation expense	4	4	5
Impairment charge	—	458	—
Employee retiree benefits	(8)	(3)	2
Employee benefit plan amendments	(42)	—	—
Gains on early extinguishment of debt	(2)	(9)	(140)
Non-cash reorganization items	—	32	—
Changes in assets and liabilities:
Accounts receivable	41	291	(11)
Deferred directory costs	26	(46)	33
Other current assets	11	11	15
Accounts payable and accrued liabilities	(27)	(32)	(87)
Other items, net	(9)	(1)	(7)
Net cash provided by operating activities	388	360	349

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(18)	(24)	(23)
Cash acquired in acquisition	—	154	—
Proceeds from sale of building	13	—	—
Net cash provided by (used in) investing activities	(5)	130	(23)

Cash Flows from Financing Activities
Debt repayments	(367)	(505)	(401)
Debt issuance costs and other financing items, net	(1)	(1)	(11)
Net cash (used in) financing activities	(368)	(506)	(412)

Increase (decrease) in cash and cash equivalents	15	(16)	(86)
Cash and cash equivalents, beginning of year	156	172	258
Cash and cash equivalents, end of year	$171	$156	$172

Supplemental Information
Cash interest on debt	$269	$254	$165
Cash income taxes, net	$4	$14	$2

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Description of Business and Summary of Significant Accounting Policies

General

Dex Media, Inc. (“Dex Media”, “we”, “our”, or the “Company”) is a leading provider of local marketing solutions to over 490,000 business clients across the United States. Our approximately 1,900 sales employees work directly with our clients to provide multiple local marketing solutions that drive customer leads to our clients and help our clients connect with their customers.

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

Our print yellow page directories are co-branded with various local telephone service providers; including Verizon Communications Inc. ("Verizon"), AT&T Inc., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.

In 2014, we published more than 1,700 distinct directory titles in 42 states and distributed approximately 100 million directories to businesses and residences in the United States. In 2014, our top ten directories, as measured by revenue, accounted for approximately 5% of our revenue and no single directory or local client accounted for more than 1% of our revenue.

Dex Media was created as a result of the merger between Dex One Corporation (“Dex One”) and SuperMedia Inc. (“SuperMedia”) on April 30, 2013. Dex One was the acquiring company.

Dex One became the successor registrant to R.H. Donnelley Corporation ("RHDC") upon emergence from Chapter 11 proceedings on January 29, 2010. RHDC was formed on February 6, 1973 as a Delaware corporation. In November 1996, RHDC, then known as The Dun & Bradstreet Corporation, separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: RHDC (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. In January 2003, RHDC acquired the directory business of Sprint Corporation (formerly known as Sprint Nextel Corporation). In September 2004, RHDC completed the acquisition of the directory publishing business of AT&T, Inc. (formerly known as SBC Communications, Inc.) in Illinois and Northwest Indiana, including AT&T's interest in the DonTech II Partnership ("DonTech"), a 50/50 general partnership between RHDC and AT&T. In January 2006, RHDC acquired the exclusive publisher of the directories for Qwest Communications International Inc. ("Qwest") where Qwest was the primary local telephone service provider.

SuperMedia became the successor company to Idearc, Inc. upon emergence from Chapter 11 bankruptcy proceedings on December 31, 2009. Idearc Inc. was created in November 2006 when Verizon spun-off its domestic directory business.

Merger and Related Bankruptcy Filing of Dex One and SuperMedia

On December 5, 2012, Dex One entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with SuperMedia, Newdex Inc. ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex ("Merger Sub"). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (i) Dex One would merge with and into Newdex, with Newdex as the surviving entity and (ii) immediately thereafter, Merger Sub would merge with and into SuperMedia, with SuperMedia as the surviving entity, and become a direct wholly owned subsidiary of Newdex (the "Merger"). As a result of the Merger, Newdex, as successor to Dex One, would be renamed Dex Media, Inc. and become a newly listed company. The Merger Agreement further provided that if either Dex One or SuperMedia were unable to obtain the requisite consents to the Merger from their respective stockholders and to the contemplated amendments to their respective financing agreements from their senior secured lenders to consummate the transactions on an out-of-court basis, the Merger could be effected through voluntary pre-packaged plans of reorganization under Chapter 11 of Title 11 of the United States Code ("Chapter 11" or the "Bankruptcy Code"). Because neither Dex One nor SuperMedia were able to obtain the requisite consents to complete the Merger out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed pre-packaged bankruptcy petitions under Chapter 11 on March 18, 2013, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and requested confirmation of their respective joint pre-packaged Chapter 11 plans (the "Prepackaged Plans"), seeking to effect the Merger and related transactions contemplated by the Merger Agreement.

On April 29, 2013, the Bankruptcy Court held a hearing and entered separate orders confirming each of the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia consummated the Merger and other transactions contemplated by the Merger Agreement and emerged from Chapter 11 protection. Effective with the emergence from bankruptcy and the consummation of the Merger, each share of Dex One common stock was converted into 0.2 shares of common stock of Dex Media and each share of SuperMedia common stock was converted into 0.4386 shares of common stock of Dex Media. The common stock of Dex Media is listed on the NASDAQ Stock Market.

Departure/Appointment of Certain Officers

On October 14, 2014, the Company announced the appointment of Joseph A. Walsh as President and Chief Executive Officer of the Company and his election to the Company’s Board of Directors. Mr. Walsh succeeds Peter J. McDonald, who retired as the Company’s Chief Executive Officer and Director, effective October 14, 2014. To ensure a smooth transition of his responsibilities, the Company and Mr. McDonald entered into a twelve month consulting services agreement.

In November 2014, the Company announced the appointment of several new executive team members, including Mr. Paul D. Rouse, who became the Company’s Executive Vice President - Chief Financial Officer and Treasurer, effective upon the resignation of Mr. Samuel D. Jones as the Executive Vice President - Chief Financial Officer and Treasurer of the Company, on November 14, 2014.

The Company also announced the resignation of Frank P. Gatto, the Company’s Executive Vice President - Operations. To ensure a smooth transition of their responsibilities, each of Mr. Jones and Mr. Gatto entered into a twelve month consulting services agreement with the Company.
Business Transformation Program
On December 11, 2014, the Company announced an organizational restructuring program, the costs of which the Company has identified as business transformation costs. The program is designed to reorganize and strategically refocus the Company. The program includes the launch of virtual sales offices, enabling the Company to eliminate field sales offices, the automation of the sales process, integration of systems to eliminate duplicative systems and workforce reductions. The Company expects charges associated with the program to range from $70 million to $100 million, and to be incurred in 2014 and throughout 2015.

During the year ended December 31, 2014, the Company recorded a severance charge associated with the business transformation program of $43 million, which includes severance associated with our former President and Chief Executive Officer, our former Executive Vice President - Chief Financial Officer and Treasurer, and our former Executive Vice President - Operations of $10 million. The total severance charge was recorded in accordance with the Company’s existing severance program, without enhancement, and represents the cost of the Company's workforce reduction plan to lay off approximately 1,000 employees, beginning in the fourth quarter of 2014 and continuing through 2015.

Business transformation costs are recorded as general and administrative expense in our 2014 consolidated statement of comprehensive income (loss).

Additional charges associated with lease terminations, costs associated with system consolidations and relocation costs will be incurred beginning in 2015.

For additional information regarding business transformation costs, see Note 5.

Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States. The consolidated financial statements include the financial statements of Dex Media and its wholly owned subsidiaries. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. All inter-company accounts and transactions have been eliminated. The Company is managed as a single business segment.

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

The Company accounted for the merger of Dex One and SuperMedia creating Dex Media on April 30, 2013, using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” (“ASC 805”). As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results. For additional information regarding the merger and acquisition accounting, see Note 2.
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

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, goodwill, intangible assets and other long-lived assets, pension assumptions and estimates of selling prices that are used for multiple element arrangements.

Revenue Recognition
Revenue is earned from the sale of advertising. We are not generally affected by seasonality given our revenue is largely recognized on a straight-line basis over twelve month contract periods.
The sale of advertising in print directories is our primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory which is typically twelve months, using the deferral and amortization method of accounting, with revenue recognition commencing in the month of publication.

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

We also offer multiple-deliverable revenue arrangements with our customers that may include a combination of our print and digital marketing solutions. The timing of delivery or fulfillment of our marketing solutions in a multiple-deliverable arrangement may differ, whereby the fulfillment of a digital marketing solutions precedes delivery of our print marketing solutions due to the length of time required to produce the final print product. In addition, multiple print directories included in a multiple-deliverable arrangement may be published at different times throughout the year. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery or fulfillment of other marketing solutions included in a multiple-deliverable arrangement.

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

All of our print and digital marketing solutions qualify as separate units of accounting since they are sold on a stand-alone basis and we allocate multiple-deliverable arrangement consideration to each deliverable based on its estimated selling price. Our sales contracts generally do not include any provisions for cancellation, termination, right of return or refunds that would significantly impact recognized revenue. In determining our estimated selling prices, we require that a substantial majority of our selling prices are consistent with our normal pricing and discounting policies, which have been established by management having relevant authority.

Expense Recognition

Costs directly attributable to producing directories are amortized over the life of the directories, which is usually twelve months, under the deferral and amortization method of accounting. Direct costs include paper, printing, initial distribution and sales commissions. All other costs are recognized as incurred.

Barter Transactions

Occasionally, the Company may enter into certain transactions where a third party provides directory placement arrangements, sponsorships or other media advertising in exchange for comparable advertising with the Company. It is the Company's policy to not recognize revenue and expense from these transactions on the Company’s consolidated statements of comprehensive income (loss). If recognized, revenue associated with barter transactions would be less than 2% of total revenue.

Cash and Cash Equivalents

Highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds. Cash equivalents are stated at cost, which approximates market value. As of December 31, 2014, the Company's cash and cash equivalents are valued at $171 million.

Accounts Receivable

At December 31, 2014, the Company’s consolidated balance sheet has accounts receivables of $151 million, which is net of an allowance for doubtful accounts of $30 million, and includes unbilled receivables of $1 million. Unbilled receivables represent amounts that are not billable at the balance sheet date but are billed over the remaining life of the clients’ advertising contracts.

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

Approximately 86% of the Company’s 2014 revenue is derived from the sale of advertising to local small and medium sized businesses that advertise in limited geographical areas. These advertisers are usually billed in monthly installments after the advertising has been published and, in turn, make monthly payments, requiring the Company to extend credit to these customers. This practice is widely accepted within the industry. While most new advertisers and those wanting to expand their current media solutions are subject to a credit review, the default rates of small and medium sized companies are generally higher than those of larger companies.

The remaining 14% of the Company’s 2014 revenue is derived from the sale of advertising to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives ("CMRs") purchase advertising on behalf of these advertisers. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs' commission. The CMRs are responsible for billing and collecting from the advertisers. While the Company still has exposure to credit risks, historically, the losses from this client set have been less than that of local advertisers.

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

Goodwill and Intangible Assets

The Company has goodwill of $315 million and intangible assets of $794 million on the consolidated balance sheet as of December 31, 2014

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

The Company performed its annual impairment test of goodwill as of October 1, 2014. The Company determined the fair value of the SuperMedia reporting unit exceeded the carrying value of the reporting unit; therefore there was no impairment of goodwill.

When the Company performed its annual impairment test of goodwill as of October 1, 2013 on the SuperMedia reporting unit, it was determined that the carrying value of the SuperMedia reporting unit including goodwill exceeded the fair value of the SuperMedia reporting unit, requiring the Company to perform step two of the goodwill impairment test to determine the amount of impairment loss, if any. This test resulted in a goodwill impairment of $74 million, which was recognized in the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2013.

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria. All of the Company’s intangible assets are classified as definite-lived intangible assets. Intangible assets have been recorded to each of our four reporting units. The Company reviews its definite-lived intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. Our intangible assets are amortized using the income forecast method over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The recoverability analysis includes estimates of future cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the definite-lived intangible asset. An impairment loss is measured as the amount by which the carrying amount of the definite-lived intangible asset exceeds its fair value. The Company evaluated its definite-lived assets for potential impairment and determined they were not impaired as of December 31, 2014.
The Company evaluated its definite-lived intangible assets for potential impairment and determined there were indicators of impairment as of October 1, 2013. As a result, the Company recorded an impairment of $384 million which was recognized in the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2013.
The Company’s intangible assets and their estimated remaining useful lives are presented in the table below.

Estimated Remaining Useful Lives
Directory service agreements	4 years
Client relationships	2 years
Trademarks and domain names	4 years
Patented technologies	3 years
Advertising commitment	2 years

For additional information related to goodwill and intangible assets and related impairments, see Note 3.

Pension and Other Post-Employment Benefits

Pension

The Company has non-contributory defined benefit pension plans that provide pension benefits to certain of its employees. The accounting for pension benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension cost requires management to make actuarial assumptions, including the discount rate and expected return on plan assets. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. New mortality tables were published in the fourth quarter of 2014 which reflect improved life expectancies. The Company has adopted these tables resulting in an increase to our pension obligation of approximately $38 million.

The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets related to the Company's qualified pension plans, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements. On January 25, 2014, the Company reached an agreement with certain unions to freeze the SuperMedia Pension Plan for Collectively Bargained Employees. Accordingly, effective April 1, 2014, no employees accrue future pension benefits under any of the pension plans. The Company recorded a curtailment gain of $2 million in 2014 associated with the Union pension plan freeze.

Other Post-Employment Benefits

Prior to January 25, 2014, the Company was obligated to provide other post-employment benefits ("OPEB"), which included post-employment health care and life insurance plans for certain of the Company's retirees. On January 25, 2014, the Company enacted plan amendments to its OPEB plans, and reached an agreement with certain unions to eliminate the Company's obligation as of April 1, 2014. As a result of the settlement of these plan amendments, the Company recorded a credit of $13 million to general and administrative expense in its consolidated statement of comprehensive income (loss) during the year ended December 31, 2014.

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

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. A valuation allowance is established to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. The Company has netted deferred tax assets for net operating losses with related uncertain tax positions if such settlement is required or expected in the event the uncertain tax position is disallowed.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. For additional information regarding our provision (benefit) for income taxes, see Note 12.

Advertising Costs

Advertising costs, which includes media, promotional, branding and on-line advertising, are included in selling expense in the Company’s consolidated statements of comprehensive income (loss), and are expensed as incurred. Advertising costs for the years ended December 31, 2014, 2013 and 2012 were $4 million, $7 million and $8 million, respectively. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including advertising costs, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

Capital Stock

The Company has authority to issue 310 million shares of capital stock, of which 300 million shares are common stock, with a par of value $.001 per share, and 10 million shares are preferred stock, with a par value of $.001 per share. As of December 31, 2014, the Company has 17,608,580 shares of common stock outstanding. The Company has not issued any shares of preferred stock.

Earnings (Loss) Per Share

The following table sets forth the calculation of the Company’s basic and diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Net income (loss)	$(371)	$(819)	$41
Basic and diluted weighted-average common shares outstanding	17.3	14.9	10.1
Basic and diluted earnings (loss) per common share	$(21.43)	$(54.89)	$4.09

The weighted average shares outstanding for periods prior to April 30, 2013 have been adjusted to reflect the 1-for-5 reverse stock split of Dex One common stock.

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the Company's reported net (loss) for the years ended December 31, 2014 and 2013, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of earnings per share. The effect of potentially dilutive common shares for the year ended December 31, 2012 was not material. For the year ended December 31, 2014, 2013 and 2012, 0.4 million, 0.4 million and 0.5 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. These shares were not included in our weighted average diluted shares outstanding.

Certain employees were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At December 31, 2014 and 2013 there were 0.2 million and 0.3 million, respectively, of such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net loss from continuing operations for the year ended December 31, 2014 and 2013 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

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

Fair Value Measurements

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

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds of $41 million as of December 31, 2014 and 2013. These money market funds have been recorded at fair value using Level 2 inputs. The Company also had $8 million and $9 million held in certificates of deposit and mutual funds as of December 31, 2014 and 2013, respectively, that serve as collateral against letters of credit held primarily with our insurance carriers. These certificates of deposit and mutual funds are classified as prepaid expenses and other on the Company’s consolidated balance sheets and are valued using Level 2 inputs. The assets held for sale of $16 million as of December 31, 2013 were recorded at fair value using Level 3 inputs and were sold during the year ended December 31, 2014. The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of benefit plan assets and the related disclosure are included in Note 10. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value using Level 2 inputs of the Company’s debt obligations as of December 31, 2014 and 2013.

	At December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$841	$829	$935	$912
R.H. Donnelley Inc.	612	435	685	414
Dex Media East, Inc.	354	281	426	289
Dex Media West, Inc.	337	293	393	307
Senior subordinated notes	252	112	236	123
Total debt obligations	$2,396	$1,950	$2,675	$2,045

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, (“ASU 2014-15”). ASU 2014-15 will require management for each annual and interim reporting period to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

Note 2 Acquisition Accounting

On April 30, 2013, the merger of Dex One and SuperMedia was consummated, with 100% of the equity of SuperMedia being exchanged for 6.9 million Dex Media common shares that were issued to former SuperMedia shareholders at the converted $11.90 per share price, which equated to a fair value of common stock issued of $82 million.
We accounted for the merger using the acquisition method of accounting in accordance with ASC 805, with Dex One identified as the acquiring entity for accounting purposes. Dex One was considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the fact that (1) upon consummation of the merger, Dex One shareholders held approximately 60% of the common stock of Dex Media as compared to approximately 40% held by SuperMedia shareholders and (2) Dex One's chairman of the board of directors continued as the chairman of the board of directors of Dex Media.
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
Long-term debt including current maturities
As a result of acquisition accounting, SuperMedia's outstanding debt was adjusted to a fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million being recognized. The discount is being amortized to interest expense over the remaining term of the SuperMedia senior secured credit facilities using the effective interest method. For additional information on debt, see Note 8.
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
Deferred Revenue, Deferred Directory Costs, and Unbilled Accounts Receivable
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. SuperMedia had minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs do not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and does not anticipate to incur any significant additional costs associated with those published directories. This equated to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. The exclusion of these results from the consolidated statements of comprehensive income (loss) of Dex Media, did not impact our cash flows.
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
Merger Transaction Costs
The Company cumulatively incurred $42 million of merger transaction costs. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). Of these costs, $22 million and $12 million were incurred and expensed during the years ended December 31, 2013 and 2012, respectively. No merger transaction costs were incurred during the year ended December 31, 2014. For additional information on merger related costs, see Note 4.
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
Note 3    Goodwill, Intangible Assets and Impairment

Goodwill

The Company has goodwill of $315 million at December 31, 2014. The Company has four reporting units, R.H. Donnelley Inc. ("RHD"), Dex Media East, Inc. ("DME"), Dex Media West, Inc. ("DMW"), and SuperMedia, however, only the SuperMedia reporting unit has goodwill. The Company performed its annual impairment test of goodwill as of October 1, 2014. The Company determined the fair value of the SuperMedia reporting unit exceeded the carrying value of the reporting unit; therefore there was no impairment of goodwill.

In performing step one of the impairment test, the Company estimated the fair value of the SuperMedia reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the SuperMedia reporting unit.

The income approach was based on a discounted cash flow analysis and calculated the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using the weighted average cost of capital (“WACC”). The WACC utilized in the Company’s analysis using the income approach was 17.5%. The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise. The reporting unit’s cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit. The cost of equity was estimated using the capital asset pricing model (“CAPM”). The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment. The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses. The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming the target capital structure.

To determine the fair value of the SuperMedia reporting unit based on the market approach, the Company utilized the guideline publicly traded company method. Under the guideline publicly traded company method, market multiples ratios were applied to the reporting unit’s earnings with consideration given to the Company’s size, product offerings, growth and other relevant factors compared to those guideline companies. The guideline companies selected were engaged in the same or similar line of business as the Company. Market multiples were then selected based on consideration of risk, growth and profitability differences between the Company and the guideline companies. The selected market multiples were then multiplied by the Company’s 2015 forecasted earnings to arrive at an estimate of fair value for the Company.

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company’s fair value estimates for purposes of assessing goodwill for impairment are considered Level 3 fair value measurements. We based our fair value estimates on assumptions of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment of our business. Our estimates assume revenue will decline into the foreseeable future. There can be no assurances that our estimates and assumptions will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated operating results are not correct, we may be required to record goodwill impairment charges in the future.

When the Company performed its annual impairment test of goodwill as of October 1, 2013 on the SuperMedia reporting unit, it was determined that the carrying value of the SuperMedia reporting unit including goodwill exceeded the fair value of the SuperMedia reporting unit, requiring the Company to perform step two of the goodwill impairment test to determine the amount of impairment loss, if any. In performing step two of the goodwill impairment test, the Company compared the implied fair value of the SuperMedia reporting unit’s goodwill to its carrying value of goodwill. This test resulted in a goodwill impairment of $74 million, which was recognized as impairment charge in the Company’s consolidated statement of comprehensive income (loss) for the year ended December 31, 2013. This charge had no impact on our cash flows or on our compliance with debt covenants.

The following table sets forth the balance of the Company’s goodwill and accumulated impairment losses as of December 31, 2014 and 2013.

	Goodwill Gross	Accumulated Impairment Losses	Goodwill Net
	(in millions)
Beginning balance at January 1, 2013	$—	$—	$—
Additions	389	—	389
Impairments	—	(74)	(74)
Ending balance at December 31, 2013	389	(74)	315
Additions	—	—	—
Impairments	—	—	—
Ending balance at December 31, 2014	$389	$(74)	$315
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
Intangible Assets
The Company has definite-lived intangible assets of $794 million as of December 31, 2014. Intangible assets are recorded separately from goodwill if they meet certain criteria. The Company reviews its definite-lived intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. The Company evaluated its definite-lived assets for potential impairment and determined they were not impaired as of December 31, 2014.

For the impairment test, the Company’s definite-lived intangible assets were evaluated for each reporting unit, which is the lowest level of identifiable cash flows. The impairment test was performed by comparing the carrying value of each reporting unit, including goodwill with the undiscounted expected future cash flows associated with each respective reporting unit. The undiscounted expected future cash flows were computed utilizing the income approach. For reporting units where the carrying value of the reporting unit exceeded the undiscounted expected future cash flows of the respective reporting unit, the Company then compared the carrying value of each of the reporting units to the fair value of each impacted reporting unit. The Company estimated the fair value of the impacted reporting units using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the reporting unit. The Company’s fair value estimates for purposes of assessing intangible assets for impairment are considered Level 3 fair value measurements.

The Company evaluated its definite-lived intangible assets for potential impairment and determined there were indicators of impairment as of October 1, 2013. As a result, the Company recorded an impairment of $384 million for the year ended December 31, 2013 and is shown as impairment charge on the Company's consolidated statement of comprehensive income

(loss). The impairment reduced the carrying value of the definite-lived assets of each of the impacted reporting units on a pro rata basis using the relative carrying amounts of those assets. None of the carrying amounts were reduced below their respective fair value.

The following table sets forth the Company's 2013 impairment charge by type of intangible asset.

Impairment Charge
(in millions)
Directory services agreements	$253
Client relationships	38
Trademarks and domain names	86
Patented technologies	7
Total impairment charge	$384

The following table sets forth the details of the Company's intangible assets at December 31, 2014 and 2013.

	At December 31, 2014			At December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$666	$307	$359	$666	$97	$569
Client relationships	924	649	275	924	348	576
Trademarks and domain names	222	91	131	222	29	193
Patented technologies	42	16	26	42	4	38
Advertising commitment	11	8	3	11	6	5
Total intangible assets	$1,865	$1,071	$794	$1,865	$484	$1,381

The Company evaluated the estimated remaining useful lives of its intangible assets as of December 31, 2014 and concluded that the estimated remaining lives were appropriate.

The Company amortizes its intangible assets using the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible assets is greater in the earlier years and then steadily declines over time based on expected future cash flows.

On October 1, 2013, the Company evaluated the estimated remaining useful lives of its intangible assets and concluded that the estimated remaining useful lives needed to be shortened to properly reflect the remaining period that each intangible life would contribute to future cash flows.

Amortization expense for intangible assets for the years ended December 31, 2014, 2013 and 2012 was $587 million, $703 million and $350 million respectively. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including amortization expense for intangible assets, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

The annual amortization expense for intangible assets is estimated to be $373 million in 2015, $237 million in 2016, $103 million in 2017 and $81 million in 2018.

Note 4	Merger Transaction and Integration Costs

Merger transaction costs represent costs associated with completing the merger between Dex One and SuperMedia.
The Company cumulatively incurred $42 million of merger transaction costs. Of this amount, $8 million represents deferred financing costs associated with the amendments of Dex One's senior secured credit facilities. This amount was recorded to other assets on the Company's consolidated balance sheet and will be amortized to interest expense over the remaining term of the related Dex One senior secured credit facilities using the effective interest method. The remainder of these costs, which include one-time costs associated with investment bankers, legal, and professional fees, were expensed as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). Of these costs, $22 million and $12 million were incurred and expensed during the years ended December 31, 2013 and 2012, respectively, and were reflected as general and administrative expense on the Company's consolidated statements of comprehensive income (loss). No merger transaction costs were incurred during the year ended December 31, 2014.
Merger integration costs represent costs incurred to achieve synergies related to the merger of Dex One and SuperMedia. These costs include severance, professional fees and contract services. As part of the merger, there were a large number of processes, policies, procedures, operations, technologies and systems to be integrated. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). During the years ended December 31, 2014 and 2013, the Company incurred $41 million and $54 million, respectively, of merger integration costs, of which $13 and $32 million, respectively, represents severance costs.
The following table sets forth merger transaction and merger integration costs recognized for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Merger transaction costs	$—	$22	$12
Merger integration costs	41	54	—
Total merger related costs	$41	$76	$12

As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including merger transaction and integration costs, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

Note 5    Business Transformation Costs

On December 11, 2014, the Company announced an organizational restructuring program, the costs of which the Company has identified as business transformation costs. The program is designed to reorganize and strategically refocus the Company. The program includes the launch of virtual sales offices, enabling the Company to eliminate field sales offices, the automation of the sales process, integration of systems to eliminate duplicative systems and workforce reductions. The Company expects charges associated with the program to range from $70 million to $100 million, and to be incurred in 2014 and throughout 2015.

During the year ended December 31, 2014, the Company recorded a severance charge associated with the business transformation program of $43 million, which includes severance associated with our former President and Chief Executive Officer, our former Executive Vice President - Chief Financial Officer and Treasurer, and our former Executive Vice President - Operations of $10 million. The total severance charge was recorded in accordance with the Company’s existing severance program, without enhancement, and represents the cost of the Company's workforce reduction plan to lay off approximately 1,000 employees, beginning in the fourth quarter of 2014 and continuing through 2015.

Business transformation costs are recorded as general and administrative expense in our 2014 consolidated statement of comprehensive income (loss).
The following table reflects the severance liability associated with the program as of December 31, 2014.

	Beginning Balance			Ending Balance
	January 1, 2014	Expense	Payments	December 31, 2014
	(in millions)
Severance	$—	$43	$(5)	$38

Additional charges associated with lease terminations, costs associated with system consolidations and relocation costs will be incurred beginning in 2015.

Note 6    Additional Financial Information

Consolidated Statements of Comprehensive Income (Loss)

General and administrative expense

The Company’s general and administrative expense for the year ended December 31, 2014 includes certain charges and one-time credits to expense. During the year ended December 31, 2014 , the Company recorded a $29 million credit to expense associated with plan amendments that reduced benefits associated with the Company's long-term disability plans. Also during the year ended December 31, 2014, the Company recorded a $13 million credit to expense associated with the settlement of plan amendments related to other post-employment benefits ("OPEB"), which eliminated the Company's obligation to provide a subsidy for retiree health care. Additionally, during the year ended December 31, 2014, the Company recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement and $5 million in credits to expense associated with the reduction of certain operating tax liabilities.
The Company recorded severance costs of $56 million, $32 million and $5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Of the $56 million incurred in the year ended December 31, 2014, $43 million was included as part of our business transformation costs and $13 million was included as part of our merger integration costs. The $32 million incurred in the year ended December 31, 2013, was included as part of our merger integration costs.
Sale of assets held for sale

The Company sold its land and a building in Los Alamitos, CA in the fourth quarter of 2014 for $13 million, which resulted in a gain of $1 million. These assets were reported as assets held for sale on the Company's consolidated balance sheet as of December 31, 2013. During the years ended December 31, 2014 and 2013, the Company recorded a $3 million and $5 million charge, respectively, to adjust the property to its fair value. These charges and the gain associated with the sale of the property in Los Alamitos, CA were recorded to general and administrative expense in the Company's consolidated statement of comprehensive income (loss).

Depreciation and amortization

The following tables set forth the components of the Company's depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Amortization of intangible assets	$587	$703	$350
Amortization of capitalized software	38	43	53
Depreciation of fixed assets	18	19	16
Total depreciation and amortization	$643	$765	$419

As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including depreciation and amortization expense, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.
Interest expense, net

The Company recorded interest expense, net of $356 million, $316 million and $196 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt discount, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $93 million, $69 million and $40 million for the years ended December 31, 2014, 2013 and 2012, respectively. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including interest expense, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

Reorganization items

In accordance with ASC 852 “Reorganizations" ("ASC 852"), reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. For the year ended December 31, 2013, the Company recorded $38 million of reorganization items on the consolidated statement of comprehensive income (loss) of which $32 million relates to the write off of the remaining unamortized debt fair value adjustment associated with Dex One debt obligations and $6 million of professional fees.

In conjunction with Dex One's adoption of fresh start accounting, after bankruptcy emergence on February 1, 2010, an adjustment was recorded to reflect Dex One's outstanding debt obligations at their fair value. A total discount of $120 million was recorded and was amortized as an increase to interest expense, until our filing for bankruptcy on March 18, 2013, to effectuate the merger. The write-off of remaining unamortized debt fair value adjustment of $32 million is associated with Dex One's debt obligations, which were classified as liabilities subject to compromise at March 31, 2013. ASC 852 specifies that when debt classified as liabilities subject to compromise is an allowed claim, and the allowed claim differs from the net carrying amount of the debt, the carrying amount shall be adjusted to the amount of the allowed claim. The gain or loss resulting from this adjustment shall be recognized as a reorganization item. Based on our plan of reorganization and approved first-day motions of the Bankruptcy Court, the allowed debt holder claims equaled the outstanding face value of debt obligations and excluded the unamortized debt fair value adjustment associated with Dex One's debt obligations. Therefore, we recognized the remaining unamortized debt fair value adjustment as a reorganization item during the year ended December 31, 2013, which resulted in the adjustment of the carrying amount of Dex One's debt obligations to their face value.

Balance Sheet

The following table sets forth additional financial information related to the Company's allowance for doubtful accounts at December 31, 2014, 2013 and 2012.

Allowance for doubtful accounts

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Balance at beginning of period	$26	$20	$36
Additions charged to revenue/expense (1)	51	37	46
Deductions (2)	(47)	(39)	(62)
Charged to other account	—	8	—
Ending balance at December 31	$30	$26	$20
(1) - Includes bad debt expense and sales allowance (recorded as contra revenue).
(2) - Amounts written off as uncollectible, net of recoveries and sales adjustments.

As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including allowance for doubtful accounts activity, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's accounts payable and accrued liabilities at December 31, 2014 and 2013.

	At December 31,
	2014	2013
	(in millions)
Accounts payable	$14	$20
Accrued salaries and wages	48	44
Accrued severance	39	5
Accrued taxes	16	21
Accrued expenses	31	56
Customer refunds, advance payments and other	19	20
Total accounts payable and accrued liabilities	$167	$166

Other comprehensive income (loss)

The following tables set forth the components of the Company's comprehensive income (loss) adjustments for pension and other post-employment benefits for the years ended December 31, 2014, 2013 and 2012. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

	Years Ended December 31,
	2014			2013			2012
	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income (loss)			$(371)			$(819)			$41
Adjustments for pension and other post-employment benefits:
Accumulated actuarial losses of benefit plans	$(39)	$(4)	(43)	$11	$(4)	7	$(21)	$—	(21)
Reclassifications included in net income (loss):
Amortization of actuarial losses	—	—	—	3	(1)	2	1	—	1
Settlement losses	1	(1)	—	2	(1)	1	4	—	4
Settlement of plan amendments	(13)	5	(8)	—	—	—	—	—	—
Total reclassifications included in net income (loss)	(12)	4	(8)	5	(2)	3	5	—	5
Adjustments for pension and other post-employment benefits	$(51)	$—	(51)	$16	$(6)	10	$(16)	$—	(16)
Total comprehensive income (loss)			$(422)			$(809)			$25

The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension and other post-employment benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2012	$(47)	$3	$(44)
Adjustments for pension and other post-employment benefits, net of amortization	16	(6)	10
Accumulated other comprehensive (loss) - December 31, 2013	$(31)	$(3)	$(34)
Adjustments for pension and other post-employment benefits, net of amortization	(51)	—	(51)
Accumulated other comprehensive (loss) - December 31, 2014	$(82)	$(3)	$(85)

The taxes recorded in accumulated other comprehensive (loss) includes a valuation allowance of $34 million and $14 million,

at December 31, 2014 and 2013, respectively.

Cash Flow

Cash interest paid on our debt obligations were $269 million, $254 million and $165 million for the years ended December 31, 2014, 2013 and 2012, respectively. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including cash interest paid, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

Note 7    Fixed Assets and Capitalized Software

The following table sets forth the details of the Company's fixed assets and capitalized software as of December 31, 2014 and 2013.

	At December 31,
	2014	2013
	(in millions)
Land, buildings and building improvements	$14	$14
Leasehold improvements	13	21
Computer and data processing equipment	46	37
Furniture and fixtures	18	20
Capitalized software	225	222
Other	1	1
Fixed assets and capitalized software	317	315
Less accumulated depreciation and amortization	253	209
Fixed assets and capitalized software, net	$64	$106

Depreciation and amortization expense associated with fixed assets and capitalized software for the years ended December 31, 2014, 2013 and 2012 was $56 million, $62 million and $69 million, respectively. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including depreciation and amortization expense, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

Note 8      Long-Term Debt

The following table sets forth the Company's outstanding debt obligations on the consolidated balance sheets at December 31, 2014 and 2013.

		Interest Rates		Carrying Value
		At December 31,		At December 31,
	Maturity	2014	2013	2014	2013
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.6%	$841	$935
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.75%	612	685
Dex Media East, Inc.	December 31, 2016	6.0%	6.0%	354	426
Dex Media West, Inc.	December 31, 2016	8.0%	8.0%	337	393
Senior subordinated notes	January 29, 2017	14.0%	14.0%	252	236
Total debt				2,396	2,675
Less: current maturities of long-term debt				124	154
Long-term debt				$2,272	$2,521

As a result of the merger and adoption of acquisition accounting on April 30, 2013, SuperMedia's debt obligation was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment is being amortized as an increase to interest expense over the remaining term of the SuperMedia debt obligation using the effective interest method and does not impact future interest or principal payments. The unamortized portion of the SuperMedia discount as of December 31, 2014 was $203 million. The SuperMedia fair value adjustment reduction was the result of non-cash interest amortization expense of $74 million and $46 million for the years ended December 31, 2014 and 2013, respectively, and reductions of $11 million and $26 million recorded as an offset to the gain on early extinguishment of debt associated with the repurchase of SuperMedia debt below par value during the years ended December 31, 2014 and 2013, respectively. The par value of SuperMedia's debt obligation at December 31, 2014 was $1,044 million.
Debt Issuance Costs
Certain costs associated with the issuance of our senior secured credit facilities were capitalized and are included in other non-current assets on the Company's consolidated balance sheet. At December 31, 2014, the Company has deferred debt issuance costs of $4 million on its consolidated balance sheet. These costs are amortized to interest expense over the remaining term of the related senior secured credit facilities using the effective interest method.

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia, on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated agreements for each of Dex Media East, Inc. (“DME”), Dex Media West, Inc. (“DMW”) and R.H. Donnelley Inc. (“RHD”) (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.

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

Future Principal Payments

Future principal payments on debt obligations are as follows.

	Years Ended December 31,
	2015	2016	2017
	(in millions)
Future principal payments	$124	$2,223	$252

The amounts shown in the table above represent the required amortization payments for RHD, DME and DMW for 2015 and any unpaid sweep obligations from 2014. No estimate has been made for future sweep obligations for these periods as these payments cannot be reasonably estimated. Payments in 2016 include the remaining principal payments upon maturity of the senior secured credit facilities. Payments in 2017 represent the payment of the senior subordinated notes upon their maturity based on the December 31, 2014 principal amount due. All principal amounts in the table reflect the face value of the debt instruments.

2014 and 2013 Principal Payments

During the year ended December 31, 2014, the Company retired debt obligations of $381 million, under its senior secured credit facilities utilizing cash of $367 million. The Company made mandatory and accelerated principal payments, at par, of $292 million. On June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company ($8 million gain offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). In addition, on September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $2 million being recorded by the Company ($6 million gain offset by a $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $16 million, on the Company's senior subordinated notes.

During the year ended December 31, 2013, the Company retired debt obligations of $541 million, under its senior secured credit facilities utilizing cash of $505 million. The Company made mandatory and accelerated principal payments, at par, of $404 million. On November 25, 2013 the Company repurchased and retired debt of $137 million utilizing cash of $101 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in the Company recording a gain of $9 million ($36 million gain offset by a $26 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees and other adjustments). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $16 million, on the Company's senior subordinated notes.

Debt Covenants

Each of the senior secured credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower's incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures, mergers, liquidations and consolidations.  For each senior secured credit facility, we are required to maintain compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant (the “Financial Covenants”). Each of the senior secured credit facilities also contain certain covenants that, subject to exceptions, limit or restrict Dex Media's incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the senior subordinated notes.

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

As of December 31, 2014, the Company was in compliance with all of the Financial Covenants in its senior secured credit facilities and senior subordinated notes.

The Company evaluated compliance with its Financial Covenants for 2015 based on management’s most recent forecast and management believes that the Company will meet each of its Financial Covenant requirements in 2015.

For 2016, the Company believes it will meet all covenant requirements in its senior secured credit facilities and senior subordinated notes; however, the senior secured credit facilities mature on December 31, 2016 and the senior subordinated notes mature on January 29, 2017. Because the Company lacks the cash flow from operations to fully pay the senior secured credit facilities and senior subordinated notes at maturity, the Company will have to seek a restructuring, amendment or refinancing of its debt, or if necessary, pursue additional debt or equity offerings, in advance of the debt becoming due. The Company’s ability to restructure, amend or refinance its debt, or to issue additional debt or equity, will depend upon, among other things: (1) the condition of the capital markets at the time, which is beyond the Company’s control; (2) the Company’s future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond the Company’s control; and (3) the Company’s continued compliance with the terms and covenants in its senior secured credit facilities and senior subordinated notes that govern its debt.

Effective March 10, 2015, the Company obtained an amendment to the DMW senior secured credit facility to permit the exclusion of one-time, nonrecurring cash expenditures associated with our business transformation program from the definition of EBITDA that is used for the leverage ratio covenant measure. This amendment permits the exclusion of these cash expenditures up to $15 million in 2015 and $5 million in 2016.
Guarantees

Each of the senior secured credit facilities are separate facilities secured by the assets of each respective entity. There are no cross guarantees or collateralization provision among the entities, subject to certain exceptions. The Shared Guarantee and Collateral agreement has certain guarantee and collateralization provisions supporting SuperMedia, RHD, DME and DMW. However, an event of default by one of the entities could trigger a call on the applicable guarantor. An event of default by a guarantor on a guarantee obligation could be an event of default under the applicable credit facility, and if demand is made under the guarantee and the creditor accelerates the indebtedness, failure to satisfy such claims in full would in turn trigger a default under all of the other credit facilities. A subordinated guarantee also provides that SuperMedia, RHD, DME and DMW guarantee the obligations of the other such entities, including SuperMedia, provided that no claim may be made on such guarantee until the senior secured debt of such entity is satisfied and discharged.

Note 9	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2019. Rent and lease expense of the Company for the years ended December 31, 2014, 2013 and 2012 was $25 million, $26 million and $19 million, respectively. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including rent and lease expense, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

The future non-cancelable minimum rental obligations applicable to operating leases at December 31, 2014 are as follows.

Minimum Rental Obligations
(in millions)
2015	$21
2016	17
2017	13
2018	9
2019	2
Thereafter	—
Total	$62
We are obligated to pay an outsource service provider approximately $27 million over the years 2012 through 2017 for data center/server assessment, migration and ongoing management and administration services. As of December 31, 2014, approximately $10 million remains outstanding under this obligation.

Note 10      Employee Benefits

Pension and Other Post-Employment Benefits

Pension

The Company has non-contributory defined benefit pension plans that provide pension benefits to certain of its employees. The accounting for pension benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension cost requires management to make actuarial assumptions, including the discount rate and expected return on plan assets. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. New mortality tables were published in the fourth quarter of 2014 which reflect improved life expectancies. The Company has adopted these tables resulting in an increase to our pension obligation of approximately $38 million.

The pension plans include the Dex One Retirement Account, the Dex Media, Inc. Pension Plan, the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan. Pension assets related to the Company's qualified pension plans, which are held in master trusts and recorded on the Company's consolidated balance sheet, are valued in accordance with applicable accounting guidance on fair value measurements. On January 25, 2014, the Company reached an agreement with certain unions to freeze the SuperMedia Pension Plan for Collectively Bargained Employees. Accordingly, effective April 1, 2014, no employees accrue future pension benefits under any of the pension plans. The Company recorded a curtailment gain of $2 million in 2014 associated with the Union pension plan freeze.

Other Post-Employment Benefits

Prior to January 25, 2014, the Company was obligated to provide other post-employment benefits ("OPEB"), which included post-employment health care and life insurance plans for certain of the Company's retirees. On January 25, 2014, the Company enacted plan amendments to its OPEB plans, and reached an agreement with certain unions to eliminate the Company's obligation as of April 1, 2014. As a result of the settlement of these plan amendments, the Company recorded a credit of $13 million to general and administrative expense in its consolidated statement of comprehensive (loss) during the year ended December 31, 2014.

Components of Net Periodic Cost (Income)

The net periodic cost (income) of the pension plans and post-employment health care and life for the years ended December 31, 2014, 2013 and 2012 are shown in the following table.

	Pension			Other Post-Employment Benefits
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$—	$1	$—	$—	$—	$—
Interest cost	28	22	11	—	1	—
Expected return on assets	(37)	(31)	(14)	—	—	—
Actuarial loss, net	—	3	1	—	—	—
Prior service cost	—	—	—	—	—	—
Settlement (gains) losses	1	2	4	(13)	—	—
Net periodic cost (income)	$(8)	$(3)	$2	$(13)	$1	$—

As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including net periodic cost (income), of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

For the years ended December 31, 2014, 2013, and 2012, the Company recorded pension settlement losses of $1 million, $2 million and $4 million, respectively, related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including pension settlement (gains) losses, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

For the year ended December 31, 2014, the Company recorded a $13 million credit to expense associated with the settlement of plan amendments to its other post-employment benefits, which eliminated the Company’s obligation to provide a subsidy for retiree health care.

The following table shows the weighted-average assumptions used for determining net periodic benefit cost (income), for the years ended December 31, 2014, 2013 and 2012.

	Pension			Other Post-Employment Benefits
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	4.77%	3.85%	4.80%	—%	4.18%	—
Expected return on plan assets	6.47%	6.47%	7.50%	—	—	—
Rate of compensation increase	3.50%	3.50%	—	—%	3.50%	—
Initial trend rate-pre Medicare	—	—	—	—%	8.25%	—
Initial trend rate-post Medicare	—	—	—	—%	7.25%	—
Ultimate trend rate	—	—	—	—%	5.00%	—
Year attained	—	—	—	—	2020	—

Effective January 1, 2012, Dex One eliminated its OPEB liability and therefore, no assumptions were required in 2012. With the merger, SuperMedia's OPEB liability was acquired on April 30, 2013. Effective, April 1, 2014, the Company eliminated all remaining OPEB liabilities and any associated assumptions.

Benefit Obligations and Plan Assets

The following table summarizes the benefit obligations, plan assets and funded status associated with pension and other post-employment benefit plans for the years ended December 31, 2014 and 2013.

	Pension		Other Post-Employment Benefits
	Years Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
	(in millions)
Change in Benefit Obligations
At January 1	$645	$256	$15	$—
Acquisition of SuperMedia plans on April 30, 2013	—	506	—	22
Service cost	—	1	—	—
Interest cost	28	22	—	1
Actuarial loss (gain), net	115	(59)	1	2
Benefits paid	(81)	(81)	—	(10)
Curtailment (gain)	(2)	—	—	—
Settlement of plan amendments (gain)	—	—	(16)	—
Benefit obligations at December 31	$705	$645	$—	$15

Change in Plan Assets
At January 1	$618	$178	$—	$—
SuperMedia assets received on April 30, 2013	—	531	—	—
Plan contributions	9	5	—	—
Actual return (loss) on plan assets	96	(15)	—	—
Benefits paid	(81)	(81)	—	—
Plan assets at December 31	$642	$618	$—	$—

Funded Status at December 31 (plan assets less benefit obligations)	$(63)	$(27)	$—	$(15)
The accumulated benefit obligation for all defined benefit pension plans was $705 million and $643 million as of December 31, 2014 and 2013, respectively.
During the years ended December 31, 2014 and 2013, the Company made cash contributions of $7 million and $4 million, respectively, to qualified pension plans as required under pension accounting guidelines.

Contributions to plan assets for non-qualified pension plans and associated payments were $2 million for the year ended December 31, 2014, and $1 million for the year ended December 31,2013.
The following table sets forth the amounts recognized in the Company’s consolidated balance sheets at December 31, 2014 and 2013.

	Pension		Other Post-Employment Benefits
	At December 31,		At December 31,
	2014	2013	2014	2013
	(in millions)
Non-current assets	$45	$41	$—	$—
Current liabilities	(1)	(1)	—	(1)
Non-current liabilities	(107)	(67)	—	(14)
Net asset (liability) at December 31	$(63)	$(27)	$—	$(15)
Identified below are amounts associated with the pension plans that have an accumulated benefit obligation greater than plan assets as of December 31, 2014 and 2013.

	At December 31,
	2014	2013
	(in millions)
Accumulated benefit obligation	$428	$386
Projected benefit obligation	428	389
Plan assets	320	321
The unrecognized net actuarial losses (pre-tax) recorded in accumulated other comprehensive income (loss), for the years ended December 31, 2014 and 2013, are shown below.

	Pension		Other Post-Employment Benefits
	Years Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
	(in millions)
Unrecognized actuarial (loss), net	$(82)	$(29)	$—	$(2)
The unrecognized actuarial (loss) related to the pension plans that will be amortized from accumulated other comprehensive(loss) into net periodic benefit cost (income) over the next fiscal year is approximately $5 million. Unrecognized actuarial (losses) are amortized over the average remaining service of current participants when the loss exceeds a 10% corridor of the greater of the projected benefit obligation or the market-related value of assets.
The following table sets forth the weighted-average assumptions used for determining the benefit obligations for the years ended December 31, 2014 and 2013.

	Pension		Other Post-Employment Benefits
	Years Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
Discount rate	3.86%	4.77%	—%	5.01%
Rate of compensation increase	—%	3.50%	—%	3.50%
Initial trend rate pre-Medicare	—	—	—%	8.00%
Initial trend rate Medicare	—	—	—%	7.50%
Ultimate trend rate	—	—	—%	5.00%
Year attained	—	—	—	2024
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
Expected Cash Flows
During the years ended December 31, 2014 and 2013, the Company made cash contributions of $7 million and $4 million, respectively, to qualified pension plans as required under pension accounting guidelines. In 2015, the Company anticipates making cash contributions of $4 million to its qualified pension plans.
The following table sets forth the expected future pension benefit payments.

Expected Pension Benefit Payments
(in millions)
2015	$71
2016	60
2017	56
2018	53
2019	51
2020 to 2024	219
Pension Plan Assets
The Company's overall investment strategy is to achieve a mix of assets, which allows us to meet projected benefits payments while taking into consideration risk and return. Depending on perceived market pricing and various other factors, we use both active and passive management approaches.

The fair values of the Company’s pension plan assets as of December 31, 2014 by asset category are as follows.

	Total	Level 1 (quoted prices in active markets)	Level 2 (significant observable input)	Level 3 (significant unobservable inputs)
	(in millions)
Cash and cash equivalents	$50	$7	$43	$—
Equity funds	92	—	92	—
U.S. treasuries and agencies	228	—	228	—
Corporate bonds	16	—	16	—
Other fixed income	29	—	29	—
Hedge funds	227	—	—	227
Total	$642	$7	$408	$227

The fair values of the Company’s pension plan assets as of December 31, 2013 by asset category are as follows.

	Total	Level 1 (quoted prices in active markets)	Level 2 (significant observable input)	Level 3 (significant unobservable inputs)
	(in millions)
Cash and cash equivalents	$22	$4	$18	$—
Equity funds	96	—	96	—
Equity securities	20	20	—	—
U.S. treasuries and agencies	180	—	180	—
Corporate bonds	16	—	16	—
Other fixed income	26	—	26	—
Hedge funds	258	—	—	258
Total	$618	$24	$336	$258

Cash and cash equivalents are comprised of cash and high-grade money market instruments with short-term maturities. Equity funds include two index funds; one domestic focused and one international focused. Equity securities are investments in public company stock. U.S. treasuries and agencies are fixed income investments in U.S. government or agency securities. Corporate bonds are investments in corporate debt. Other fixed income includes a fixed income mutual fund, fixed income investment in non-U.S. agencies, investments in asset backed securities, swaps and offsetting swap collateral. Fixed income investments are intended to protect the invested principal while paying out a regular income. The Company uses derivatives, such as swaps and futures, to mitigate interest rate risk in its pension plans.
Pension Plan Hedge Fund Investments

Hedge funds are private investment vehicles that manage portfolios of securities and use a variety of investment strategies with the objective to provide positive total returns regardless of market performance. Additionally, and when appropriate, derivatives are used to match a specific benchmark thus keeping assets fully invested.
The Company uses net asset value (“NAV”) to determine the fair value of all the underlying investments which do not have a readily determinable value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2014, the Company used NAV to value its hedge fund investments (Level 3 investments). These investments do not have readily available market values.

The following table sets forth the change in fair value of our hedge fund investments (Level 3 investments) for the year ended December 31, 2014.

Pension Plan Hedge Fund Investments
(in millions)
Ending Balance as of December 31, 2013	$258
Return on plan assets	16
Purchases and sales	(47)
Transfers in and/or out of Level 3	—
Ending Balance at December 31, 2014	$227
Our hedge fund investments are made through limited partnership interests in various hedge funds that employ different trading strategies. The Company has no unfunded commitments to these investments and has redemption rights with respect to its investments that range up to three years. As of December 31, 2014, no single hedge fund made up more that 3% of total pension plan assets. Examples of strategies followed by our hedge funds include directional strategies, relative value strategies and event driven strategies. A directional strategy entails taking a net long or short position in a market. Relative value seeks to take advantage of mispricing between two related and often correlated securities with the expectation that the pricing discrepancy will be resolved over time. Relative value strategies typically involve buying and selling related securities. An event driven strategy uses different investment approaches to profit from reactions to various events. Typically events can include acquisitions, divestitures or restructurings that are expected to affect individual companies and may include long and short positions in common and preferred stocks, as well as debt securities and options.
The weighted asset allocation percentages for the pension plans by asset category are shown in the table below, as of December 31, 2014 and 2013.

	At December 31,
	2014	2013
Cash and cash equivalents	7.7%	3.4%
Fixed income investments	42.5	35.9
Equity investments	14.4	18.9
Hedge funds	35.4	41.8
Total	100.0%	100.0%
Prospective Pension Plan Investment Strategy
The Company is transitioning the asset allocation for the Dex One Retirement Account and the Dex Media, Inc. Pension Plan to a liability driven investment allocation. As of December 31, 2014 the Dex One Retirement Account and the Dex Media, Inc. Pension Plan assets were invested 50% in equities and 50% in fixed income investments. The target asset allocation for the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees is a range of 45-55% hedge fund investments, 40-55% fixed income investments and 0-15% cash and cash equivalents. While target allocation percentages will vary over time, the Company's overall investment strategy is to achieve a mix of assets, which allows us to meet projected benefits payments while taking into consideration risk and return.
Expected Rate of Return for Pension Assets
The expected rate of return for the pension assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on the plan assets is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. Historical performance is considered for the types of assets in which the plan invests. Independent market forecasts and economic and capital market considerations are also utilized. The 2015 expected rate of return for the Dex One Retirement Account and the Dex Media, Inc. Pension Plan is 7.0%. The 2015 expected rate of return for the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees is 6.0%. The expected rates of return used in 2014 and 2013 for the Dex One Retirement Account and the Dex Media, Inc. Pension Plans was 7.5% in both years. The actual rate of return on assets during 2014 and 2013 for the Dex One Retirement Account and the Dex Media, Inc. Pension Plan was 6.9% and 17.2%, respectively. The actual rate of return on assets during 2014 and for the eight months ending December 31, 2013 for the SuperMedia Pension Plan for Management Employees and for the SuperMedia Pension Plan for Collectively Bargained Employees was 22.5% and (8.0)%, respectively.

Employee Benefits - Long-Term Disability

During the year ended December 31, 2014, the Company recorded a $29 million credit to expense associated with plan amendments that reduced benefits associated with the Company's long-term disability plans. As of December 31, 2014, the employee benefit liability associated with our long-term disability plans was $19 million.
Savings Plans
The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex One 401(k) Savings Plan, the Dex One Restoration Plan and the Super Media, Savings Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the years ended December 31, 2014, 2013 and 2012, the Company recorded total savings plan expense of $11 million, $12 million and $10 million, respectively. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including savings plan expense, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results. On December 31, 2014 the Company merged the Dex One 401(k) Savings Plan and the SuperMedia Savings Plan to form Dex Media Inc, Savings Plan.

Note 11	Long term incentive compensation

The Dex Media, Inc. Equity Incentive Plan, the Dex Media, Inc. Amended and Restated Long-Term Plan, the Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan and the Value Creation Program provides the opportunity to earn long term incentive compensation for non-management directors, designated eligible employees and other service providers, as applicable.

Stock-Based Compensation

The Dex Media, Inc. Equity Incentive Plan and the Dex Media, Inc. Amended and Restated Long-Term Incentive Plan
("Stock-Based Plans") provide for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. The maximum number of shares of Dex Media common stock authorized for issuance under the Plans is 1,264,911. During 2014 and 2013, the Company granted equity awards under the Stock-Based Plans.

Restricted Stock

The Stock-Based Plans provide for grants of restricted stock. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of Dex Media common stock on the date of grant.

During 2014 and 2013, certain employees were granted restricted stock awards that cliff vest on December 31, 2015 and 2016, as applicable.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

All unvested shares of restricted stock will be forfeited upon the employee's termination of employment with the Company on or before the vesting dates, except that the Compensation and Benefits Committee of the Board of Directors, at its sole option and election, may permit the accelerated vesting of an award. In the event of the employee's termination of service by the Company without cause or by the employee for good reason within six months prior to or two years following a change in control, any unvested restricted stock will become fully vested on the date of such termination or the date of the change in control, if such termination occurs within six months prior to such change in control.

Changes in the Company's outstanding restricted stock awards were as follows for the year ended December 31, 2014.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding restricted stock awards at January 1, 2014	356,138	$10.28
Granted	20,360	$8.29
Vested	(157,292)	$10.37
Forfeitures	(5,960)	$10.61
Outstanding restricted stock awards at December 31, 2014	213,246	$10.01

 Stock Options

The Stock-Based Plans provide for grants of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2014 and 2013, certain employees were granted stock option awards that vest over four years in equal annual installments beginning on March 31 following the grant date and have a 10 year term from the date of grant. Other stock option awards cliff vest on December 31, 2017. The stock option awards granted on January 2, 2014 were priced at a premium, with an exercise price of $10.25 per share, while all other stock option awards had an exercise price equal to the market price of the Company's common stock on the date of grant.

In connection with Mr. Walsh’s appointment as President and Chief Executive Officer, on October 14, 2014, the Company granted Mr. Walsh stock options to purchase 271,000 shares of Dex Media common stock at an exercise price of $7.54, which vest on December 31, 2017. The stock options were granted as inducements to employment without stockholder approval pursuant to NASDAQ Market Place Rule 5635(c)(4) and was approved by all of the Company’s independent directors and the Company’s Compensation and Benefits Committee. The grant will be subject to the terms and conditions of the Dex Media, Inc. Equity Incentive Plan. These options are included in the stock option award amounts provided in the table below.

A stock option holder may pay the option exercise price in cash by delivering unrestricted shares to the Company having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a combination of these methods or by any other method approved by the Compensation and Benefits Committee of the Company's Board of Directors. Stock option awards may not be re-priced without the approval of the Company's shareholders.

Any unvested portion of the stock option award will be forfeited upon the employee’s termination of employment with the Company for any reason before the date the option vests, except that the Compensation and Benefits Committee of the Company, at its sole option and election, may provide for the accelerated vesting of the stock option award. If the Company terminates the employee without cause or the employee resigns for good reason, then the employee is eligible to exercise the stock options that vested on or before the effective date of such termination or resignation. If the Company terminates the employee for cause, then the employee's stock options, whether or not vested, shall terminate immediately upon termination of employment. In the event the employee is terminated by the Company without cause or the employee resigns for good reason within six months prior to or two years following a change in control, any unvested portion of such employee's stock options shall become fully vested on the date of such termination or the date of the change in control, if such termination occurs within six months prior to such change in control.

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. The model incorporates assumptions regarding inputs as follows:

•
Expected volatility is a blend of the implied volatility of Dex Media common stock as of the grant date, the historical volatility of Dex Media common stock over its history, and the historical volatility of Dex Media's peer companies;

•	Expected life is calculated based on the average life of the vesting term and the contractual life of each award; and

•	The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average stock option fair values and assumptions for the years ended December 31, 2014 and 2013 are disclosed in the following table.

	Year Ended December 31,
	2014	2013
Weighted average fair value	$4.49	$5.63
Dividend yield	—	—
Volatility	55.67%	55.95%
Risk-free interest rate	1.82%	2.23%
Expected life (in years)	6.52	6.25
Changes in the Company's outstanding stock option awards were as follows for the year ended December 31, 2014.

	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1, 2014	442,133	$10.15	9.64	$5,422
Granted	521,249	$8.42	10.00	—
Exercises	(1,248)	$6.30	7.25	—
Forfeitures/expirations	(52,335)	$10.07	8.62	—
Outstanding stock option awards at December 31, 2014	909,799	$9.17	9.31	$408,757

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive income (loss). During the three months ended June 30, 2013, as a result of merger related stock transactions, the Company accelerated $2 million of expense related to these awards (included as part of merger transaction costs) and is reflected in the amount shown below.

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Stock-based compensation expense	$4	$4	$5

As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results, including stock-based compensation expense, of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.
As of December 31, 2014, unrecognized stock-based compensation expense related to the unvested portion of the Company's restricted stock and stock option awards was approximately $4 million, and is expected to be recognized over a weighted-average period of approximately 2.3 years.

Cash Long-Term Incentive Plan
The Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan provides to designated eligible employees the opportunity to earn an incentive cash payment based upon the achievement of the performance goals established for each of the measurement periods. These awards are classified as liability awards based on the criteria established by the applicable accounting rules. During the years ended December 31, 2014 and 2013, the Company recorded $5 million and $7 million, respectively, related to the Cash Long-Term Incentive Plan. There was no cash long-term incentive plan in 2012.

Value Creation Program
Effective October 14, 2014, the Company adopted the Value Creation Program (“VCP”). The VCP enables the Company to retain and award designated participating employees by providing an opportunity to receive long-term compensation based on the net value creation in the Company. The bonus pool under the VCP represents 7% of the total “Value Creation” under the program and is comprised of 700,000 award units. To the extent not all of the units are awarded by the end of the performance period, the unallocated units will be allocated to the participating executives in proportion to the number of units awarded each executive. As of December 31, 2014, participating executives had been granted 645,000 units.
Value Creation is measured as the net change over the performance period commencing October 14, 2014 and ending December 31, 2017 in the fair market value of the Company’s total invested capital, including equity securities, debt securities, and bank debt; plus cash dividends and cash payments (interest and principal) to debt, but reduced by any net value contributed from external sources, in each case as determined in the manner provided by the VCP. The VCP specifies that the fair market value of total invested capital at the beginning of the performance period (October 14, 2014) and the end of the performance period (December 31, 2017) is to be determined based on the average trading prices of equity securities, debt securities, and bank debt for the 20 days preceding each date. The fair market value of total invested capital at the beginning of the performance period was $2,290 million.
The fair value of the VCP was estimated using a Monte Carlo simulation. A Monte Carlo simulation is a type of option pricing model. The assumptions used in the Monte Carlo simulation, when estimating the fair value of the VCP, are summarized below. The expected volatility is based on the historical volatility of the Company's total invested capital over the period since the merger of the Company's predecessor companies, Dex One and SuperMedia.

	At October 14, 2014	At December 31, 2014
	($ in millions)
Value Creation Program fair value	$12	$12
Expected volatility	11.93%	11.70%
Remaining contractual term	3.21 years	3.00 years
Expected dividend yield	0.00%	0.00%
Risk free rate	0.87%	1.10%

The fair value of the VCP will be estimated each reporting period. The Company recognizes the fair value of the VCP as compensation expense ratably over the remaining performance period. During the year ended December 31, 2014, the Company recorded $1 million of compensation expense related to these awards. As of December 31, 2014, the aggregate unamortized compensation expense was $11 million, which will be recognized over the remaining three years of the performance measurement period.

Note 12     Income Taxes

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 are shown in the table below.

	Years Ended December 31,
	2014	2013	2012
Current	(in millions)
Federal	$3	$(22)	$(5)
State and local	(1)	(3)	5
	2	(25)	—
Deferred
Federal	14	(319)	4
State and local	(3)	(32)	2
	11	(351)	6
Total provision (benefit) for income taxes	$13	$(376)	$6

The following table shows the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.8	2.2	4.3
Non-deductible interest expenses	(1.4)	(0.4)	11.8
Non-deductible goodwill impairment charge	—	(2.2)	—
Tax attribution reduction	—	(0.1)	(4.3)
Subsidiary basis adjustment	0.8	1.3	19.1
Change in valuation allowance	(34.9)	(5.9)	(63.8)
Change in unrecognized tax benefits	2.2	2.4	—
Change in state tax laws and deferred items	(7.3)	(0.2)	4.3
Other, net	(0.8)	(0.6)	6.4
Effective tax rate	(3.6)%	31.5%	12.8%

The effective tax rate for 2014 is primarily impacted by the increase in recorded valuation allowances, changes in estimates for state taxes, changes in state tax laws and apportionment, and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.

The effective tax rate for 2013 is primarily impacted by the increase in recorded valuation allowances, the non-deductible component of the goodwill impairment charge and the lapsing of various uncertain tax positions due to expiration of the statute of limitations in federal and various state jurisdictions.

The effective tax rate for 2012 is primarily impacted by changes in recorded valuation allowances, changes in certain deferred tax liabilities associated with subsidiary basis adjustments, the impact of a non-deductible component of interest expense related to our debt obligations, and the impact of state income taxes.

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized. Significant components of deferred income tax assets and liabilities as of December 31, 2014 and 2013 are shown in the following table.

	At December 31,
	2014	2013
	(in millions)
Deferred tax assets
Deferred revenue	$—	$4
Allowance for doubtful accounts	6	7
Deferred and other compensation	17	13
Capital investments	6	6
Debt, capitalized fees, and other interest	104	148
Pension and other post-employment benefits	31	34
Restructuring reserve	15	—
Net operating loss and credit carryforwards	332	341
Other, net	16	21
Total deferred tax assets	527	574
Valuation allowance	(353)	(208)
Net deferred tax assets	$174	$366
Deferred tax liabilities
Fixed assets and capitalized software	$(13)	$(33)
Goodwill and intangible assets	(137)	(285)
Deferred directory costs	(30)	(35)
Investment in subsidiaries	(8)	(10)
Gain on debt retirement	(16)	(22)
Total deferred tax liabilities	$(204)	$(385)
Net deferred tax liability	$(30)	$(19)

The decrease in total deferred tax assets was primarily associated with reductions to debt, capitalized fees, and other interest attributable to tax amortization deductions and the utilization and expiration of net operating loss and credit carryforwards. These decreases were offset by the establishment of a deferred tax asset for the restructuring reserve that was established for the Company's business transformation program.

After assessing the total deferred tax assets that are more likely than not to be realized, the Company established a valuation allowance of $353 million and $208 million for the years ended December 31, 2014 and 2013, respectively. The valuation allowance represents the extent to which deferred tax assets are not supported by future reversals of existing deferred tax liabilities. The increase in the valuation allowance was primarily offset by the reduction in deferred tax liabilities, which decreased due to nondeductible amortization of intangible assets.

At December 31, 2014, the Company had pre-tax net operating loss carryforwards of $732 million for federal income tax purposes and $1,798 million for state income tax purposes, which will begin to expire in 2029 and 2015, respectively.

The Company files its income tax returns with federal and various state jurisdictions within the United States. Tax years 2011 through 2013 are subject to examination by the Internal Revenue Service. State tax returns are open for examination for an average of three years; however, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards. The Company currently does not have any significant federal, state or local examinations in process.

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.

The following table shows changes to and balances of unrecognized tax benefits for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
	(in millions)
Balance at beginning of period	$19	$6
Gross additions for tax positions related to SuperMedia acquisition	—	45
Gross additions for tax positions related to the current year	—	1
Gross additions for tax positions related to prior years	3	—
Gross reductions for tax positions related to the lapse of applicable statute of limitations	(11)	(33)
Settlements	—	—
Balance at end of period	$11	$19

For the year ended December 31, 2014, the Company's unrecognized tax benefits decreased $8 million. This decrease was primarily due to the expiration in the statute of limitations in various jurisdictions of ($11) million, most of which related to federal tax issues offset by additional unrecognized tax benefits of $3 million associated with various state tax positions.

For the year ended December 31, 2013, the Company's unrecognized tax benefits increased $13 million. The increase was primarily driven by the recording of $46 million of additional unrecognized tax benefits, of which $45 million related to the acquisition of SuperMedia, associated with various federal and state issues. The increase was offset by the expiration in the statute of limitations in various jurisdictions of ($33) million, most of which related to federal tax issues.

For the years ended December 31, 2014 and 2013, the Company had $10 million and $12 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company recorded interest and penalties related to unrecognized tax benefits as part of the provision (benefit) for income taxes on the Company’s consolidated statements of comprehensive income (loss). During the tax years ended December 31, 2014, 2013 and 2012, the Company recognized less than ($1) million, ($3) million and less than $1 million in tax provision (benefit) associated with interest, respectively, on the Company’s consolidated statements of comprehensive income (loss). Unrecognized tax benefits include $1 million of accrued interest as of December 31, 2014 and 2013.

It is reasonably possible that up to $3 million of unrecognized tax benefits could decrease within the next twelve months, due to expiration of the statute of limitations in various jurisdictions.

Deferred Income Tax Asset Valuation Allowance

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Balance at beginning of period	$208	133	$157
Net additions charged to revenue and expense	125	75	(24)
Net charges to other balance sheet accounts	20	—	—
Balance at end of period	$353	$208	$133

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

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain officers and directors of SuperMedia (but not against SuperMedia or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the "Corwin" case). The Corwin case generally alleges that at various times in 2008 and 2009, the named SuperMedia officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding SuperMedia's financial performance and condition. The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code. The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses. On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional SuperMedia directors as party defendants. On June 10, 2010, the court in the Buettgen case (a separate case involving SuperMedia, now settled) granted SuperMedia's motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. After plaintiffs replaced their counsel, the plaintiffs filed several amendments to the complaint. All the SuperMedia defendants refiled motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase and that the plaintiffs lack standing. Those motions were denied. After a four week jury trial, the jury returned a unanimous defense verdict. A final take nothing judgment in favor of all the defendants was entered on December 19, 2014, and no appeal was filed.

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act ("ERISA"); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the 5th U.S. Circuit Court of Appeals. The briefing is complete and oral argument was held on September 4, 2014. On October 14, 2014, the 5th Circuit Court of Appeals affirmed the decision of the trial court. Plaintiffs filed a petition for a writ of certiorari to the U.S. Supreme Court on February 17, 2015. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the 5th U.S. Circuit Court of Appeals issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a Petition to the 5th U.S. Circuit Court of Appeals for a rehearing en banc which has been denied. The plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court. After the Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, the court granted plaintiffs’ writ, vacated the 5th U.S. Circuit Court of Appeals opinion and remanded the case to the 5th U.S. Circuit Court of Appeals to rule in conformity with the Fifth Third opinion. Subsequently, the case has been remanded to the trial court. On February 17, 2015, the plaintiffs filed their second amended complaint with the same basic allegations as the first complaint. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On July 1, 2011, several former employees filed a Fair Labor Standards Act ("FLSA") collective action against SuperMedia, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division. The complaint alleges that SuperMedia improperly calculated the rate of pay when it paid overtime to its hourly sales employees. On July 29, 2011, SuperMedia filed a motion to dismiss the complaint. In response, the plaintiffs amended their complaint to allege that the individual defendants had "off-the-clock" claims for unpaid overtime. Subsequently, SuperMedia amended its motion to dismiss in light of the new allegations. On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice. On March 29, 2012, the court denied the SuperMedia's motion to dismiss and granted the plaintiffs' motion to conditionally certify the class. SuperMedia's motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to SuperMedia's former and current employees. The time for opting into the class has expired. On February 24, 2014, SuperMedia filed a motion to decertify. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations. In early August, 2014, terms of a tentative settlement were reached by the parties; the settlement has been approved by the court, distribution to the class has been made, and the matter has been dismissed with prejudice.

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

The following tables set forth the Company's quarterly results of operations for the years ended December 31, 2014 and 2013. As a result of using the acquisition method of accounting to record the merger of Dex One and SuperMedia, the financial results of SuperMedia prior to April 30, 2013 have been excluded from our consolidated financial results.

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in millions, except per share amounts)
Operating revenue	$456	$474	$452	$433
Operating income (loss)	$7	$5	$25	$(41)
Net (loss)	$(82)	$(85)	$(59)	$(145)
Comprehensive income (loss)	$(80)	$(83)	$(54)	$(205)
Basic and diluted earnings (loss) per share	$(4.74)	$(4.93)	$(3.41)	$(8.35)

During the quarter ended March 31, 2014, the Company recorded a $13 million credit to expense associated with the settlement of plan amendments to its other post-employment benefits, which eliminated the Company’s obligation to provide a subsidy for other post-employment benefits.

During the quarter ended September 30, 2014, the Company recorded a $29 million credit to expense associated with plan amendments that reduced benefits associated with the Company's long-term disability plans.

During the quarter ended September 30, 2014, the Company recognized a gain on early extinguishment of debt of $2 million. For additional information related to gains on early extinguishment of debt, see Note 8.
During the quarter ended December 31, 2014, the Company recorded a severance charge associated with the business transformation program of $43 million, which included severance associated with our former President and Chief Executive Officer, our former Executive Vice President - Chief Financial Officer and Treasurer, and our former Executive Vice President - Operations of $10 million.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in millions, except per share amounts)
Operating revenue	$288	$335	$392	$429
Operating income	$19	$(146)	$(147)	$(576)
Net income (loss)	$(59)	$(69)	$(135)	$(556)
Comprehensive income (loss)	$(58)	$(76)	$(139)	$(536)
Basic and diluted earnings (loss) per share	$(5.84)	$(4.58)	$(7.85)	$(32.29)

The quarter ended December 31, 2013 includes a non-cash impairment charge of $458 million associated with the write down of goodwill of $74 million and intangible assets of $384 million.
During the quarter ended December 31, 2013, the Company recognized a gain on early extinguishment of debt of $9 million. For additional information related to gains on early extinguishment of debt, see Note 8.
The weighted average shares outstanding for periods prior to April 30, 2013 have been adjusted to reflect the 1-for-5 reverse stock split of Dex One common stock associated with the merger of Dex One and SuperMedia.

Note 15	Dex Media, Inc.'s Parent Company Financial Statements

As provided for in our senior secured credit facilities, each of the Company’s operating subsidiaries, with the exception of SuperMedia, are to fund their share of Dex Media, Inc.'s Parent Company’s interest obligations associated with its senior subordinated notes. Each of our operating subsidiaries fund on a proportionate basis of those expenses paid by Dex Media, Inc.'s Parent Company to fund the daily operations of our operating subsidiaries. Except for certain limited situations, including those noted above, the senior secured credit facilities restrict the ability of the Company and its subsidiaries to dividend assets to any third party and of our subsidiaries to pay dividends, loans or advances to Dex Media, Inc.'s Parent Company. For further information about our debt instruments, see Note 8.
Condensed Parent Company Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Expenses	$24	$22	$13
Partnership and equity (income) loss	329	800	(47)
Operating income (loss)	(353)	(822)	34
Interest expense, net	34	32	34
Income (loss) before gains on early extinguishment of debt and provision (benefit) for income taxes	(387)	(854)	—
Gains on early extinguishment of debt	—	—	71
Income (loss) before provision (benefit) for income taxes	(387)	(854)	71
Provision (benefit) for income taxes	(16)	(35)	30
Net income (loss)	(371)	(819)	41
Other comprehensive income (loss)	(51)	10	(16)
Comprehensive income (loss)	$(422)	$(809)	$25

Condensed Parent Company Balance Sheets

	At December 31,
	2014	2013
	(in millions)
Assets
Current Assets
Cash and cash equivalents	$3	$3
Accrued tax receivable	34	17
Deferred tax assets	3	1
Total current assets	40	21
Deferred tax assets	1	—
Total Assets	$41	$21

Liabilities and Shareholders’ (Deficit)
Current Liabilities
Affiliates payable, net	$50	$15
Accounts payable and accrued liabilities	7	2
Accrued interest	9	8
Total current liabilities	66	25
Long-term debt	252	236
Unrecognized tax benefits	2	—
Investment in subsidiaries	843	463
Total shareholders' (deficit)	(1,122)	(703)
Total Liabilities and Shareholders' (Deficit)	$41	$21

Condensed Parent Company Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities	$—	$—	$2
Cash flow from investing activities
Additions to fixed assets and capitalized software	—	—	—
Contributions to subsidiaries	—	—	—
Intercompany loan	—	—	—
Net cash (used) in investing activities	—	—	—
Cash flow from financing activities
Debt repayments	—	—	(27)
Net cash (used) in financing activities	—	—	(27)

Increase (decrease) in cash and cash equivalents	—	—	(25)
Cash and cash equivalents, beginning of year	3	3	28
Cash and cash equivalents, end of year	$3	$3	$3

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company’s principal independent registered public accounting firm for the two year period ended December 31, 2014.

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

Our disclosure controls and procedures are intended to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities Exchange Commission and that information that we are required to disclose in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, including our chief executive officer and chief financial officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of a material weakness in our internal controls over financial reporting as described below.

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

All internal controls, no matter how well designed, have inherent limitations. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment.

Based on its assessment, under the 2013 framework, management has concluded that internal control over financial reporting was not effective as of December 31, 2014, due to a material weakness associated with ineffective general computing controls for certain information systems that are used for accounts receivable and revenue recognition. These ineffective general computing controls were related to weak system access and change management controls. In addition, certain review controls were not performed at a sufficient level of precision to detect if these systems were producing complete and accurate information. However, management has concluded that this material weakness did not produce a material misstatement to our financial statements or related disclosures included in this annual report on Form 10-K.

Management will take action to remediate this material weakness in 2015 by designing and implementing effective general computing controls associated with system access and change management. In addition, management will design and implement effective review controls to ensure the completeness and accuracy of system generated information.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of internal control over financial reporting, as stated in their report which follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Dex Media, Inc. and subsidiaries

We have audited Dex Media, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Dex Media, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s revenue and accounts receivable processes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dex Media, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Dex Media, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Dallas, Texas

March 16, 2015

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The information required by this Item 10 with respect to our directors, corporate governance matters and committees of the Board of Directors will be contained in our definitive proxy statement relating to our 2015 annual meeting of shareholders to be held on May 28, 2015 (the “2015 Proxy Statement”), which is expected to be filed with the Securities Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2014. Information in response to this Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance - Code of Conduct, ” “Corporate Governance - “Audit and Finance Committee” and “Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, except that the information required by this Item 10 with respect to our executive officers is set forth in “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required in this Item 11 will be contained in the 2015 Proxy Statement under the heading “Executive and Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	$—	—
Stand-alone nonqualified stock option grant to Chief Executive Officer	271,000	7.54	—
Equity compensation plans not approved by shareholders	638,799	9.70	173,536
Total	909,799	$9.17	173,536

Former Dex One Corporation Equity Incentive Plan and the former SuperMedia 2009 Long Term Incentive Plan were approved by the bankruptcy courts pursuant to Dex One's and SuperMedia's respective plans of reorganization in January 2010 and December 2009, respectively. As of the effective date of the Mergers, the Company assumed all obligations of Dex One and SuperMedia under these plans.

In connection with Mr. Walsh’s appointment as President and Chief Executive Officer, on October 14, 2014, the Company granted Mr. Walsh stock options to purchase 271,000 shares of Dex Media common stock at an exercise price of $7.54, which vest on December 31, 2017. The stock options were granted as inducements to employment without stockholder approval pursuant to NASDAQ Market Place Rule 5635(c)(4) and was approved by all of the Company’s independent directors and the Company’s Compensation and Benefits Committee. The grant will be subject to the terms and conditions of the Dex Media, Inc. Equity Incentive Plan. These options are included in the stock option award amounts provided in the table above.

Additional information required in this Item 12 will be contained in the 2015 Proxy Statement under the heading “Stock Ownership Information - Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings “Corporate Governance - Director Independence” and “Related Person Transactions” and “Executive and Director Compensation - Compensation and Benefits Committee Interlocks and Insider Participation” in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in this Item 14 will be contained in the 2015 Proxy Statement under the heading “Audit Committee - Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) and (2) - List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

4.2
Indenture, dated as of January 29, 2010, between Dex One Corporation and The Bank of New York Mellon, as Trustee, with respect to the Company's 12%/14% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 to Dex One’s Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

4.3	Form of 12%/14% Senior Subordinated Notes due 2017.

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

10.4
First Amendment to Credit Agreement, dated as of March 10, 2015, to the credit agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, and as further amended and restated as of April 30, 2013, among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media West, Inc., as the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents parties thereto, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 10, 2015, Commission File No. 001-35895).

10.5
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

10.10^
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

10.16^
Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013, Commission File No. 001-35895).

10.17^
Amended and Restated Employment Agreement, dated December 19, 2013 between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2013, Commission File No. 001-35895).

10.18
Registration Rights Agreement, dated as of January 29, 2010, among the Company and Franklin Advisers, Inc. and certain of its affiliates (incorporated by reference to Exhibit 4.3 to the Dex One Corporation's Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.19
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

10.20
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

10.27
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

10.30
Publishing Agreement, dated as of November 8, 2002, as amended, by and among Dex Holding LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.'s Registration Statement on Form S‑4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

10.31
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

10.32^*	Board of Directors Compensation Program.

10.33^
Dex One Pension Benefit Equalization Plan, as Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.18 to Dex One Corporation's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.34
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

10.38
Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to SuperMedia Inc.’s Current Report on Form 8-K/A, filed November 22, 2006, Commission File No. 001-32939).

10.39
Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to SuperMedia Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 001-32939).

10.40
Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services - West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 5, 2009, Commission File No. 001-32939).

10.41
Registration Rights Agreement, dated December 31, 2009, between SuperMedia Inc. and the holders named herein (incorporated by reference to Exhibit 10.4 to SuperMedia Inc.’s Current Report on Form 8-K, filed January 6, 2010, Commission File No. 001-32939).

10.42^	Amended and Restated Executive Transition Plan, dated May 26, 2010 (incorporated by reference to SuperMedia Inc.’s Annual Report on Form 10-K, filed February 23, 2012, Commission File No. 001-32939).

10.43
Litigation Trust Agreement, dated December 31, 2009, by SuperMedia Inc. for the benefit of the Beneficiaries entitled to the Trust Assets (incorporated by reference to Exhibit 10.5 to SuperMedia Inc.’s Current Report on Form 8-K, filed January 6, 2010, Commission File No. 001-32939).

10. 44^
General Release Agreement, dated as of May 3, 2013, by and between Dex One Corporation and Alfred T. Mockett (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10. 45^
Severance Agreement and Release, dated as of May 3, 2013, by and between Dex One Corporation and Gregory W. Freiberg (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10. 46^
Severance Agreement and Release, dated as of May 3, 2013, by and between Dex One Corporation and Richard J. Hanna (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10. 47^
Severance Agreement and Release, dated as of May 3, 2013, by and between Dex One Corporation and Mark W. Hianik (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10. 48^
Severance Agreement and Release, dated as of May 3, 2013, by and between Dex One Corporation and Sylvester J. Johnson (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10.49^
Dex One Corporation Severance Plan - Senior Vice President, effective as amended January 26, 2012 (incorporated by reference to Exhibit 10.36 to the Dex One Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2012, Commission File No. 001-07155).

10.50^
Consulting Services Agreement and General Release, dated as of October 14, 2014, by and between Dex Media, Inc. and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.51^
Consulting Services Agreement, dated as of November 4, 2014, by and between Dex Media, Inc. and Samuel D. Jones (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 4, 2014).

10.52^
Consulting Services Agreement, dated as of October 31, 2014, by and between Dex Media, Inc. and Frank P. Gatto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed November 4, 2014).

10.53^
Confirmation of Severance Protection Letter, dated as of November 4, 2014, by and between Dex Media, Inc. and Del Humenik (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed November 4, 2014).

10.54^*	Separation Agreement and Release as of November 4, 2014, by and between Dex Media, Inc. and Samuel D. Jones.

10.55^*	Separation Agreement and Release as of October 31, 2014, by and between Dex Media, Inc. and Frank P. Gatto.

10.56^
Employment Agreement, dated as of October 14, 2014, by and between Dex Media, Inc. and Joseph A. Walsh (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.57^	Value Creation Program, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.58^
Award Notice for Joe Walsh pursuant to the Value Creation Program, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.59^*	Dex Media, Inc. Severance Plan - Executive Vice President and Above, effective as of July 30, 2014.

10.60^
Form of Dex Media, Inc. Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 19, 2014, Commission File No. 001-35895).

10.61^*	Form of Dex Media, Inc. Executive Leadership Employee Noncompetition Agreement.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP

23.2*	Consent of Independent Registered Public Accounting Firm KPMG LLP

31.1*	Certification of Joseph A. Walsh filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Paul D. Rouse filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Joseph A. Walsh and Paul D. Rouse filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
* Filed herewith.
^ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2015.

Dex Media, Inc.

By:	/s/ Joseph A. Walsh
Joseph A. Walsh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Joseph A. Walsh	Chief Executive Officer	March 16, 2015
(Joseph A. Walsh)	and Director (Principal Executive Officer)

/s/ Paul D. Rouse	Executive Vice President,	March 16, 2015
(Paul Rouse)	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Jonathan B. Bulkeley	Director	March 16, 2015
(Jonathan B. Bulkeley)

/s/ Thomas D. Gardner	Director	March 16, 2015
(Thomas D. Gardner)

/s/ W. Kirk Liddell	Director	March 16, 2015
(W. Kirk Liddell)

/s/ Thomas S. Rogers	Director	March 16, 2015
(Thomas S. Rogers)

/s/ John Slater	Director	March 16, 2015
(John Slater)

/s/ Alan F. Schultz	Director	March 16, 2015
(Alan F. Schultz)

/s/ Douglas D. Wheat	Director	March 16, 2015
(Douglas D. Wheat)

Exhibit Index

Exhibit No.	Document

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

4.2
Indenture, dated as of January 29, 2010, between Dex One Corporation and The Bank of New York Mellon, as Trustee, with respect to the Company's 12%/14% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 to Dex One’s Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

4.3	Form of 12%/14% Senior Subordinated Notes due 2017.

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

10.4
First Amendment to Credit Agreement, dated as of March 10, 2015, to the credit agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, and as further amended and restated as of April 30, 2013, among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media West, Inc., as the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents parties thereto, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 10, 2015, Commission File No. 001-35895).

10.5
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

10.10^
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

10.16^
Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013, Commission File No. 001-35895).

10.17^
Amended and Restated Employment Agreement, dated December 19, 2013 between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2013, Commission File No. 001-35895).

10.18
Registration Rights Agreement, dated as of January 29, 2010, among the Company and Franklin Advisers, Inc. and certain of its affiliates (incorporated by reference to Exhibit 4.3 to the Dex One Corporation's Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.19
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

10.20
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

10.27
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

10.30
Publishing Agreement, dated as of November 8, 2002, as amended, by and among Dex Holding LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.'s Registration Statement on Form S‑4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

10.31
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

10.32^*	Board of Directors Compensation Program.

10.33^
Dex One Pension Benefit Equalization Plan, as Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.18 to Dex One Corporation's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.34
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

10.38
Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to SuperMedia Inc.’s Current Report on Form 8-K/A, filed November 22, 2006, Commission File No. 001-32939).

10.39
Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to SuperMedia Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 001-32939).

10.40
Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services - West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to SuperMedia Inc.’s Current Report on Form 8-K, filed November 5, 2009, Commission File No. 001-32939).

10.41
Registration Rights Agreement, dated December 31, 2009, between SuperMedia Inc. and the holders named herein (incorporated by reference to Exhibit 10.4 to SuperMedia Inc.’s Current Report on Form 8-K, filed January 6, 2010, Commission File No. 001-32939).

10.42^	Amended and Restated Executive Transition Plan, dated May 26, 2010 (incorporated by reference to SuperMedia Inc.’s Annual Report on Form 10-K, filed February 23, 2012, Commission File No. 001-32939).

10.43
Litigation Trust Agreement, dated December 31, 2009, by SuperMedia Inc. for the benefit of the Beneficiaries entitled to the Trust Assets (incorporated by reference to Exhibit 10.5 to SuperMedia Inc.’s Current Report on Form 8-K, filed January 6, 2010, Commission File No. 001-32939).

10. 44^
General Release Agreement, dated as of May 3, 2013, by and between Dex One Corporation and Alfred T. Mockett (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10. 45^
Severance Agreement and Release, dated as of May 3, 2013, by and between Dex One Corporation and Gregory W. Freiberg (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10. 46^
Severance Agreement and Release, dated as of May 3, 2013, by and between Dex One Corporation and Richard J. Hanna (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10. 47^
Severance Agreement and Release, dated as of May 3, 2013, by and between Dex One Corporation and Mark W. Hianik (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10. 48^
Severance Agreement and Release, dated as of May 3, 2013, by and between Dex One Corporation and Sylvester J. Johnson (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2014, Commission File No. 001-35895).

10.49^
Dex One Corporation Severance Plan - Senior Vice President, effective as amended January 26, 2012 (incorporated by reference to Exhibit 10.36 to the Dex One Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2012, Commission File No. 001-07155).

10.50^
Consulting Services Agreement and General Release, dated as of October 14, 2014, by and between Dex Media, Inc. and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.51^
Consulting Services Agreement, dated as of November 4, 2014, by and between Dex Media, Inc. and Samuel D. Jones (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 4, 2014).

10.52^
Consulting Services Agreement, dated as of October 31, 2014, by and between Dex Media, Inc. and Frank P. Gatto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed November 4, 2014).

10.53^
Confirmation of Severance Protection Letter, dated as of November 4, 2014, by and between Dex Media, Inc. and Del Humenik (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed November 4, 2014).

10.54^*	Separation Agreement and Release as of November 4, 2014, by and between Dex Media, Inc. and Samuel D. Jones.

10.55^*	Separation Agreement and Release as of October 31, 2014, by and between Dex Media, Inc. and Frank P. Gatto.

10.56^
Employment Agreement, dated as of October 14, 2014, by and between Dex Media, Inc. and Joseph A. Walsh (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.57^	Value Creation Program, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.58^
Award Notice for Joe Walsh pursuant to the Value Creation Program, effective as of October 14, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed October 15, 2014).

10.59^*	Dex Media, Inc. Severance Plan - Executive Vice President and Above, effective as of July 30, 2014.

10.60^
Form of Dex Media, Inc. Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 19, 2014, Commission File No. 001-35895).

10.61^*	Form of Dex Media, Inc. Executive Leadership Employee Noncompetition Agreement.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP

23.2*	Consent of Independent Registered Public Accounting Firm KPMG LLP

31.1*	Certification of Joseph A. Walsh filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Paul D. Rouse filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Joseph A. Walsh and Paul D. Rouse filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
* Filed herewith.
^ Management contract or compensatory plan.