Form 10-Q
period 2015-03-31
DEX MEDIA, INC.
filed 2015-05-08
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 1, 2015, there were 17,619,933 shares of the registrant's common stock outstanding.

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

i

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other periodic reports we file with the Securities and Exchange Commission ("SEC"), including the information in this report and "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof or, in the case of statements incorporated by reference, on the date of the document incorporated by reference and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014

Operating Revenue	$406	$456

Operating Expenses
Selling	96	115
Cost of service (exclusive of depreciation and amortization)	141	150
General and administrative	37	23
Depreciation and amortization	106	161
Total Operating Expenses	380	449
Operating Income	26	7
Interest expense, net	85	90
(Loss) Before Provision (Benefit) for Income Taxes	(59)	(83)
Provision (benefit) for income taxes	—	(1)
Net (Loss)	$(59)	$(82)

Other Comprehensive (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	3	2
Comprehensive (Loss)	$(56)	$(80)

Basic and diluted (loss) per common share	$(3.39)	$(4.74)
Basic and diluted weighted average common shares outstanding	17.4	17.3

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	At March 31, 2015	At December 31, 2014

Assets
Current Assets
Cash and cash equivalents	$171	$171
Accounts receivable, net of allowances of $29 and $30	142	151
Deferred directory costs	150	161
Prepaid expenses and other	12	14
Total current assets	475	497
Fixed assets and capitalized software, net	54	64
Goodwill	315	315
Intangible assets, net	701	794
Pension assets	49	45
Other non-current assets	6	7
Total Assets	$1,600	$1,722

Liabilities and Shareholders' (Deficit)
Current Liabilities
Current maturities of long-term debt	$132	$124
Accounts payable and accrued liabilities	132	167
Accrued interest	11	20
Deferred revenue	85	93
Total current liabilities	360	404
Long-term debt	2,250	2,272
Employee benefit obligations	125	127
Deferred tax liabilities	29	30
Unrecognized tax benefits	11	11
Other liabilities	2	—

Shareholders' (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,623,266 shares at March 31, 2015 and 17,608,580 shares at December 31, 2014	—	—
Additional paid-in capital	1,555	1,554
Retained (deficit)	(2,650)	(2,591)
Accumulated other comprehensive (loss)	(82)	(85)
Total shareholders' (deficit)	(1,177)	(1,122)
Total Liabilities and Shareholders' (Deficit)	$1,600	$1,722

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014

Cash Flows from Operating Activities
Net (loss)	$(59)	$(82)
Reconciliation of net (loss) to net cash provided by operating activities:
Depreciation and amortization	106	161
Provision for deferred income taxes	(3)	(3)
Provision for bad debts	5	6
Non-cash interest expense	25	22
Stock-based compensation expense	1	1
Employee retiree benefits	1	(15)
Changes in assets and liabilities:
Accounts receivable	4	37
Deferred directory costs	11	5
Other current assets	2	5
Accounts payable and accrued liabilities	(47)	(40)
Other items, net	—	3
Net cash provided by operating activities	46	100

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(3)	(3)
Net cash (used in) investing activities	(3)	(3)

Cash Flows from Financing Activities
Debt repayments	(38)	(74)
Debt issuance costs and other financing items, net	(5)	—
Net cash (used in) financing activities	(43)	(74)

Increase in cash and cash equivalents	$—	$23

Cash and cash equivalents, beginning of year	171	156
Cash and cash equivalents, end of period	$171	$179

Supplemental Information
Cash interest on debt	$66	$74
Cash income taxes, net	$3	$—

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1
Business and Basis of Presentation

Business

Dex Media, Inc. ("Dex Media", "we", "our", or the "Company") is a leading provider of local marketing solutions to over 475,000 business clients across the United States. Our approximately 1,700 sales employees work directly with our clients to provide multiple local marketing solutions to help our clients connect with their customers.
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

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States. Pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. All inter-company transactions have been eliminated. The Company is managed as a single business segment. These unaudited interim financial statements, prepared in accordance with GAAP, do not contain all information and footnote disclosures normally included in audited annual financial statements and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 may not be indicative of results of operations for the 2015 fiscal year.

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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective retrospectively for fiscal years beginning after December 15, 2015, and for interim periods within those years. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.
In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", ("ASU 2015-01"). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. A reporting entity also may apply the amendments retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 will require management for each annual and interim reporting period to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

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

Note 2
Merger

Dex Media was created as a result of the merger between Dex One Corporation (“Dex One”) and SuperMedia Inc. (“SuperMedia”) on April 30, 2013. The merger was completed pursuant to the Amended and Restated Agreement and Plan of Merger dated as of December 5, 2012 (the "Merger Agreement"), which provided, among other things, that if either Dex One or SuperMedia were unable to obtain the requisite consents to the merger from their respective stockholders and to the contemplated amendments to their respective financing agreements from their senior secured lenders to consummate the transactions on an out-of-court basis, the merger could be effected through voluntary pre-packaged plans of reorganization ("the Prepackaged Plans") under Chapter 11 of Title 11 of the United States Code ("Chapter 11"). Because neither Dex One nor SuperMedia were able to obtain the requisite consents to complete the merger out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed pre-packaged bankruptcy petitions under Chapter 11 on March 18, 2013, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 29, 2013, the Bankruptcy Court entered separate orders confirming each of the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia consummated the merger and other transactions contemplated by the Merger Agreement and emerged from Chapter 11 protection. Effective with the emergence from bankruptcy and the consummation of the merger, each share of Dex One common stock was converted into 0.2 shares of common stock of Dex Media and each share of SuperMedia common stock was converted into 0.4386 shares of common stock of Dex Media.

We accounted for the business combination using the acquisition method of accounting in accordance with ASC 805, "Business Combinations", with Dex One identified as the acquiring entity for accounting purposes. Dex One was considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the fact that (1) upon consummation of the merger, Dex One shareholders held approximately 60% of the common stock of Dex Media as compared to approximately 40% held by SuperMedia shareholders and (2) Dex One's chairman of the board of directors continued as the chairman of the board of directors of Dex Media.

Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. SuperMedia had minimal, if any, remaining performance obligations related to its clients who previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs did not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and did not anticipate to incur any significant additional costs associated with those published directories. This equated to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. As a result, our financial results for the three months ended March 31, 2014 excluded revenue of approximately $30 million and net income of approximately $14 million, which would have been recognized absent the effect of acquisition accounting. The exclusion of these results from the consolidated statements of comprehensive (loss) of Dex Media, did not impact our cash flows.

Associated with the integration of the two companies, we incurred merger integration costs. Merger integration costs represent costs incurred to achieve synergies related to the merger of Dex One and SuperMedia. These costs include severance, professional fees and contract services. As part of the merger, there were a large number of processes, policies, procedures, operations, technologies and systems to be integrated. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss). During the three months ended March 31, 2014, the Company incurred $18 million of merger integration costs, of which $10 million represents severance costs. The Company will not incur any merger integration costs in 2015.

Note 3
Business Transformation Costs

On December 11, 2014, the Company announced an organizational restructuring program, the costs of which the Company has identified as business transformation costs. The program is designed to reorganize and strategically refocus the Company. The program includes the launch of virtual sales offices, enabling the Company to eliminate field sales offices, the automation of the sales process, integration of systems to eliminate duplicative systems and workforce reductions. The Company expects charges associated with the program to range from $70 million to $100 million. Inception to date, the Company has incurred $52 million associated with the program.

During the three months ended March 31, 2015, the Company recorded $9 million of business transformation costs, including $5 million associated with lease costs and $3 million associated with system consolidation costs. The Company did not record any business transformation costs during the three months ended March 31, 2014.
Business transformation costs are recorded as general and administrative expense in our consolidated statement of comprehensive income (loss).
The following table reflects the liability associated with the program as of March 31, 2015.

	Beginning Balance			Ending Balance
	January 1, 2015	Expense	Payments	March 31, 2015
	(in millions)
Severance costs	$38	$—	$(23)	$15
Lease costs	—	5	(1)	4
System consolidation costs	—	3	(3)	—
Other costs	—	1	(1)	—
Total costs	$38	$9	$(28)	$19

Note 4
Earnings (Loss) Per Share

The following table sets forth the calculation of the Company’s basic and diluted (loss) per share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share amounts)
Net (loss)	$(59)	$(82)
Basic and diluted weighted-average common shares outstanding	17.4	17.3
Basic and diluted (loss) per common share	$(3.39)	$(4.74)

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reported period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the Company's reported net (loss) for the three months ended March 31, 2015 and 2014, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of earnings per share. For the three months ended March 31, 2015, and 2014 there were 0.9 million shares and 0.5 million shares of the Company’s stock-based awards, respectively, that had exercise prices that exceeded the average market price of the Company’s common stock. These shares were not included in our weighted average diluted shares outstanding.

Certain employees were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At March 31, 2015 and March 31, 2014 there were 0.2 million and 0.3 million of such participating securities outstanding, respectively. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net (loss) from continuing operations for the three months ended March 31, 2015 and 2014 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

Note 5
Additional Financial Information

Consolidated Statements of Comprehensive (Loss)

General and administrative expense

The Company’s general and administrative expense for the three months ended March 31, 2014 includes certain one-time credits to expense. The Company recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits, which eliminated the Company’s obligation to provide a subsidy for retiree health care. The Company also recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement. Additionally, the Company recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities.

Depreciation and amortization

The following tables set forth the components of the Company's depreciation and amortization expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Amortization of intangible assets	$93	$147
Amortization of capitalized software	7	10
Depreciation of fixed assets	6	4
Total depreciation and amortization	$106	$161
Interest expense, net

The Company recorded interest expense, net of $85 million and $90 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt fair value adjustments, amortization of debt discounts, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $25 million for the three months ended March 31, 2015, compared to $22 million for the three months ended March 31, 2014.

Other comprehensive (loss)

The following table sets forth the components of the Company's comprehensive (loss) adjustments for pension and other post-employment benefits for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(59)			$(82)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains (losses) of benefit plans	$2	$(1)	1	$16	$(6)	10
Reclassifications included in net (loss):
Amortization of actuarial losses	1	—	1	—	—	—
Settlement losses	1	—	1	—	—	—
Settlement of plan amendments	—	—	—	(13)	5	(8)
Total reclassifications included in net (loss)	2	—	2	(13)	5	(8)
Adjustments for pension and other post-employment benefits	$4	$(1)	3	$3	$(1)	2
Total comprehensive (loss)			$(56)			$(80)

The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2014	$(82)	$(3)	$(85)
Adjustments for pension benefits	4	(1)	3
Accumulated other comprehensive (loss) - March 31, 2015	$(78)	$(4)	$(82)

Balance Sheet

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014.

	At March 31, 2015	At December 31, 2014
	(in millions)
Accounts payable	$14	$14
Accrued salaries and wages	36	48
Accrued severance	16	39
Accrued taxes	17	16
Accrued expenses	29	31
Customer refunds, advance payments and other	20	19
Total accounts payable and accrued liabilities	$132	$167

Fair Value of Financial Instruments

The Company's financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds of $41 million as of March 31, 2015 and December 31, 2014. These money market funds have been recorded at fair value using Level 2 inputs.  The Company also had $7 million and $8 million held in certificates of deposit and mutual funds as of March 31, 2015 and December 31, 2014, respectively, that serve as collateral against letters of credit held primarily with our insurance carriers.  These certificates of deposit and mutual funds are classified as prepaid expenses and other on the Company's consolidated balance sheets and are valued using Level 2 inputs. The fair value of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value using Level 2 inputs of the Company’s debt obligations at March 31, 2015 and December 31, 2014.

	At March 31, 2015		At December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$852	$855	$841	$829
R.H. Donnelly Inc.	605	452	612	435
Dex Media East, Inc.	343	276	354	281
Dex Media West, Inc.	321	274	337	293
Senior subordinated notes	261	115	252	112
Total debt obligations	$2,382	$1,972	$2,396	$1,950

The par value of SuperMedia's debt obligation at March 31, 2015 was $1,035 million. The par value of Dex Media West, Inc. ("DMW") debt obligations at March 31, 2015 was $326 million.

For additional information on our outstanding debt obligations, see Note 7 - Long-Term Debt.

Note 6
Intangible Assets

The following table sets forth the details of the Company's intangible assets at March 31, 2015 and December 31, 2014.

	At March 31, 2015			At December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$666	$342	$324	$666	$307	$359
Client relationships	924	693	231	924	649	275
Trademarks and domain names	222	102	120	222	91	131
Patented technologies	42	19	23	42	16	26
Advertising commitment	11	8	3	11	8	3
Total intangible assets	$1,865	$1,164	$701	$1,865	$1,071	$794

Amortization expense for intangible assets was $93 million and $147 million for the three months ended March 31, 2015 and 2014, respectively.

The annual amortization expense for intangible assets is estimated to be $373 million in 2015, $237 million in 2016, $103 million in 2017 and $81 million in 2018.

Note 7
Long-Term Debt

The following table sets forth the Company's outstanding debt obligations on the consolidated balance sheets at March 31, 2015 and December 31, 2014.

		Interest Rates		Carrying Value
	Maturity	At March 31, 2015	At December 31, 2014	At March 31, 2015	At December 31, 2014
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.6%	$852	$841
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.75%	605	612
Dex Media East, Inc.	December 31, 2016	6.0%	6.0%	343	354
Dex Media West, Inc.	December 31, 2016	8.0%	8.0%	321	337
Senior subordinated notes	January 29, 2017	14.0%	14.0%	261	252
Total debt				2,382	2,396
Less: current maturities of long-term debt				132	124
Long-term debt				$2,250	$2,272

As a result of the merger and adoption of acquisition accounting on April 30, 2013, SuperMedia's debt obligation was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment is being amortized as an increase to interest expense over the remaining term of the SuperMedia debt obligation using the effective interest method and does not impact future interest or principal payments. Amortization of the SuperMedia debt fair value adjustment of $20 million and $17 million was included in interest expense during the three months ended March 31, 2015 and 2014, respectively. The unamortized portion of the SuperMedia discount as of March 31, 2015 was $183 million. The par value of SuperMedia's debt obligation at March 31, 2015 was $1,035 million.

Effective March 10, 2015, the Company obtained an amendment to the DMW senior secured credit facility to permit the exclusion of one-time, nonrecurring cash expenditures associated with our business transformation program from the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") that is used for the leverage ratio covenant measure. An amendment fee of $5 million was paid and recorded as a discount on the DMW senior secured credit facility. The debt discount is being amortized as an increase to interest expense over the remaining term of the DMW debt obligation using the effective interest method and does not impact future interest or principal payments. The unamortized portion of the DMW debt discount at March 31, 2015 was $5 million. The par value of DMW's debt obligations at March 31, 2015 was $326 million.
Debt Issuance Costs
Certain costs associated with the issuance of our senior secured credit facilities were capitalized and are included in other non-current assets on the Company's consolidated balance sheet. At March 31, 2015, the Company has deferred debt issuance costs of $3 million on its consolidated balance sheet. These costs are amortized to interest expense over the remaining term of the related senior secured credit facilities using the effective interest method.

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated credit agreements for each of Dex Media East, Inc. ("DME"), DMW and R.H. Donnelley Inc. ("RHD") (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ended March 31, 2015, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $9 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017.

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

2015 and 2014 Principal Payments

During the three months ended March 31, 2015, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $38 million. Accelerated principal payments consist of prepayments of cash flow sweeps required under our senior secured credit facilities. These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $9 million, on the Company's senior subordinated notes.

During the three months ended March 31, 2014, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $74 million. These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $8 million, on the Company's senior subordinated notes.

On March 30, 2015, DMW commenced an offer to repurchase bank debt below par. On April 8, 2015, DMW repurchased and retired debt of $8 million utilizing cash of $7 million.

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

As of March 31, 2015, the Company was in compliance with all of the Financial Covenants associated with its senior secured credit facilities and senior subordinated notes.

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

Net Periodic Cost (Income)

The following table sets forth the net periodic cost (income) related to the Company's pension plans for the three months ended March 31, 2015 and 2014.

	Pension
	Three Months Ended March 31,
	2015	2014
	(in millions)
Interest cost	$7	$7
Expected return on plan assets	(8)	(9)
Amortization of net loss	1	—
Settlement losses	1	—
Net periodic cost (income)	$1	$(2)

For the three months ended March 31, 2015, the Company recorded pension settlement losses of $1 million related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

The Company made cash contributions to its qualified pension plans of $1 million during both the three months ended March 31, 2015 and 2014. We expect to make total contributions of approximately $4 million to our qualified pension plans in 2015.

Other Post-Employment Benefits

During the three months ended March 31, 2014, the Company recorded a $13 million credit to general and administrative expense in its consolidated statement of comprehensive (loss) associated with the settlement of plan amendments to its other post-employment benefits, which eliminated the Company’s obligation to provide a subsidy for retiree health care.

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex Media, Inc. Savings Plan and the Dex One Restoration Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. The Company recorded total savings plan expense of $4 million for both the three months ended March 31, 2015 and 2014.

Note 9
Long-Term Incentive Compensation

The Dex Media, Inc. Equity Incentive Plan, the Dex Media, Inc. Amended and Restated Long-Term Plan, the Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan and the Value Creation Program provide the opportunity to earn long term incentive compensation for non-management directors, designated eligible employees and other service providers, as applicable.

Stock-Based Compensation

The Dex Media, Inc. Equity Incentive Plan and the Dex Media, Inc. Amended and Restated Long-Term Incentive Plan
("Stock-Based Plans") provide for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. The maximum number of shares of Dex Media common stock authorized for issuance under the Stock-Based Plans is 1,264,911. During 2015 and 2014, the Company granted equity awards under the Stock-Based Plans.

Restricted Stock

The Stock-Based Plans provide for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of Dex Media common stock on the date of grant.

No restricted stock awards have been granted during 2015. During 2014 and 2013, certain employees were granted restricted stock awards that cliff vest on December 31, 2015 and 2016, as applicable.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

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

Changes in the Company's outstanding restricted stock awards were as follows for the three months ended March 31, 2015.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding restricted stock awards at January 1, 2015	213,246	$10.01
Granted	—	$—
Vested	(7,491)	$10.59
Forfeitures	(4,295)	$10.28
Outstanding restricted stock awards at March 31, 2015	201,460	$10.00

Stock Options

The Stock-Based Plans provide for grants of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2015, the Company granted stock option awards that vest on December 31, 2017 and have a 10 year term from the date of grant.

In connection with Mr. Walsh’s appointment as President and Chief Executive Officer, on October 14, 2014, the Company granted Mr. Walsh stock options to purchase 271,000 shares of Dex Media common stock at an exercise price of $7.54, which vest on December 31, 2017. The stock options were granted on a stand-alone basis, outside the Stock-Based Plans, as inducements to employment.

During 2014 and 2013 certain employees were granted stock option awards that vest over four years in equal annual installments beginning on March 31 following the grant date and have a 10 year term from the date of grant. Other stock option awards granted in 2014 vest on December 31, 2017. The stock option awards granted on January 2, 2014 were priced at a premium, with an exercise price of $10.25 per share, while all other stock option awards had an exercise price equal to the market price of the Company's common stock on the date of grant.

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

•	Expected life is calculated based on the average life of the vesting term and the contractual life of each award; and

•	The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average stock option fair values and assumptions for the three months ended March 31, 2015 are disclosed in the following table.

Three Months Ended
March 31, 2015
Weighted average fair value	$4.50
Dividend yield	—
Volatility	55.35%
Risk-free interest rate	1.67%
Expected life (in years)	6.49

Changes in the Company's outstanding stock option awards were as follows for the three months ended March 31, 2015.

	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1, 2015	909,799	$9.17	9.31	$408,757
Granted	30,972	$8.25	10.00	—
Exercises	—	$—	—	—
Forfeitures/expirations	(1,000)	$6.30	7.00	—
Outstanding stock option awards at March 31, 2015	939,771	$9.14	9.08	$—

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss).

	Three Months Ended March 31,
	2015	2014
	(in millions)
Stock-based compensation expense	$1	$1

As of March 31, 2015, unrecognized stock-based compensation expense related to the unvested portion of the Company's restricted stock and stock option awards was approximately $3 million, and is expected to be recognized over a weighted-average period of approximately 2.2 years.

Cash Long-Term Incentive Plan
The Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan provided to designated eligible employees the opportunity to earn an incentive cash payment based upon the achievement of the performance goals established for each of the measurement periods, with each of the respective fiscal years representing one measurement period. Following the introduction of the Value Creation Program in the fourth quarter of 2014, the Company did not grant any awards under this plan for the 2015 measurement period. These awards are classified as liability awards based on the criteria established by the applicable accounting rules. During the three months ended March 31, 2014 the Company recorded $2 million related to the Cash Long-Term Incentive Plan.
Value Creation Programs
Effective October 14, 2014, the Company adopted the Value Creation Program (“VCP”). The VCP enables the Company to retain and award designated executive employees by providing an opportunity to receive long-term compensation based on the net value creation in the Company. The bonus pool under the VCP represents 7% of the total “Value Creation” under the program and is comprised of 700,000 award units. To the extent not all of the units are awarded by the end of the performance period, the unallocated units will be allocated to the participating executives in proportion to the number of units awarded each executive. As of March 31, 2015, participating executives had been granted 645,000 units.
During 2015, the Company implemented the Value Creation Program Two ("VCP2"), to provide certain other employees with an opportunity to receive long-term compensation based on the same net value creation in the Company as defined in the VCP. As of March 31, 2015, participating employees had been granted 34,390 units. Each unit under the VCP2 is equivalent in value to a unit under the VCP. Under the VCP2, additional units can be awarded in future periods.
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
The fair value of the awards was estimated using a Monte Carlo simulation. A Monte Carlo simulation is a type of option pricing model. The assumptions used in the Monte Carlo simulation, when estimating the fair value of the awards, are summarized below. The expected volatility is based on the historical volatility of the Company's total invested capital over the period since the merger of the Company's predecessor companies, Dex One and SuperMedia.

	At October 14, 2014	At March 31, 2015
	($ in millions)
Value creation programs fair value	$12	$13
Expected volatility	11.93%	11.42%
Remaining contractual term	3.21 years	2.75 years
Expected dividend yield	0.00%	0.00%
Risk free rate	0.87%	0.81%
The fair value of the awards will be estimated each reporting period. The Company recognizes the fair value of the awards as compensation expense ratably over the remaining performance period. During the three months ended March 31, 2015, the Company recorded $1 million of compensation expense related to these awards. As of March 31, 2015, the aggregate unamortized compensation expense was $11 million, which will be recognized over the remaining 2.75 years of the performance measurement period.

Note 10
Income Taxes

Income taxes have been provided for in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for the items considered discrete for the periods presented.

The Company recorded income taxes based on an estimated annual effective tax rate, including the impact of discrete tax items, of approximately (2.2)% and 0.3% for 2015 and 2014, respectively. The 2015 estimated annual effective tax rate, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to the increase in the recorded valuation allowances and permanently disallowed expenses (such as non-deductible interest), partially offset by state taxes. Excluding the impact of these items, our estimated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2015. The estimated annual effective tax rate used for the three months ended March 31, 2014, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to increases in the recorded valuation allowances.

Our estimated annual effective tax rate for 2015 may be subject to change in future periods. During the remainder of 2015, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax items, would be approximately (0.7)%.

The actual annual effective tax rate of (3.6)% for the year ended December 31, 2014 differed from the statutory rate primarily due to an increase in recorded valuation allowances, changes in estimates for state taxes, changes in state tax laws and apportionment, and the lapsing of various uncertain tax positions due to the expiration of the statute of limitations in federal and various state jurisdictions.

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

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act ("ERISA"); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral argument was held on September 4, 2014. On October 14, 2014, the Court of Appeals affirmed the decision of the trial court. Plaintiffs filed a petition for a writ of certiorari to the U.S. Supreme Court on February 17, 2015. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the U.S. Court of Appeals for the Fifth Circuit issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a petition to the Court of Appeals for a rehearing en banc which was denied. The plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court. After the Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, the court granted plaintiffs’ writ, vacated the Court of Appeals opinion and remanded the case to the Court of Appeals to rule in conformity with the Fifth Third opinion. Subsequently, the case was remanded to the trial court. On February 17, 2015, the plaintiffs filed an amended complaint. On April 1, 2015, SuperMedia filed a motion to dismiss the amended complaint. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business, and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto included in this report.
Our operating results for any quarter may not be indicative of our operating results in any future period.

Overview

Dex Media, Inc. ("Dex Media", "we", "us", "our", or the "Company") is a leading provider of local marketing solutions to more than 475,000 business clients across the United States. Our approximately 1,700 sales employees work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients and help our clients connect with their customers.
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
Our print yellow page directories are co-branded with various local telephone service providers, including Verizon Communications Inc. ("Verizon"), AT&T Inc., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States. Pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. All inter-company transactions have been eliminated. The Company is managed as a single business segment. These unaudited interim financial statements, prepared in accordance with GAAP, do not contain all information and footnote disclosures normally included in audited annual financial statements and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2014. Our operating results for any quarter may not be indicative of our operating results in any future period.

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

Merger

Dex Media was created as a result of the merger between Dex One Corporation (“Dex One”) and SuperMedia Inc. (“SuperMedia”) on April 30, 2013. The merger was completed pursuant to the Amended and Restated Agreement and Plan of Merger dated as of December 5, 2012 (the "Merger Agreement"), which provided, among other things, that if either Dex One or SuperMedia were unable to obtain the requisite consents to the merger from their respective stockholders and to the contemplated amendments to their respective financing agreements from their senior secured lenders to consummate the transactions on an out-of-court basis, the merger could be effected through voluntary pre-packaged plans of reorganization ("the Prepackaged Plans") under Chapter 11 of Title 11 of the United States Code ("Chapter 11"). Because neither Dex One nor SuperMedia were able to obtain the requisite consents to complete the merger out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed pre-packaged bankruptcy petitions under Chapter 11 on March 18, 2013, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 29, 2013, the Bankruptcy Court entered separate orders confirming each of the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia consummated the merger and other transactions contemplated by the Merger Agreement and emerged from Chapter 11 protection. Effective with the emergence from bankruptcy and the consummation of the merger, each share of Dex One common stock was converted into 0.2 shares of common stock of Dex Media and each share of SuperMedia common stock was converted into 0.4386 shares of common stock of Dex Media.

We accounted for the business combination using the acquisition method of accounting in accordance with ASC 805, "Business Combinations", with Dex One identified as the acquiring entity for accounting purposes. Dex One was considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the fact that (1) upon consummation of the merger, Dex One shareholders held approximately 60% of the common stock of Dex Media as compared to approximately 40% held by SuperMedia shareholders and (2) Dex One's chairman of the board of directors continued as the chairman of the board of directors of Dex Media.
Revenue Trend

The Company has been experiencing declining revenue for a number of years driven by reduced advertiser spending in our print directories, due to continued competition from other advertising media (including the Internet, cable television, newspaper and radio). We expect this trend to continue. To mitigate the effect of declining revenue, we continue to actively manage expenses and streamline operations to reduce our cost structure.
Results of Operations
The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our operating results for any quarter may not be indicative of our operating results in any future period.
Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. SuperMedia had minimal, if any, remaining performance obligations related to its clients who have previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs did not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and did not anticipate to incur any significant additional costs associated with those published directories. This equated to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. As a result, our financial results for the three months ended March 31, 2014 excluded revenue of approximately $30 million and net income of approximately $14 million, which would have been recognized absent the effect of acquisition accounting. The exclusion of these results from the consolidated statements of comprehensive (loss) of Dex Media, did not impact our cash flows.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table sets forth our consolidated operating results for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(in millions, except %)
Operating Revenue	$406	$456	$(50)	(11.0)%
Operating Expenses
Selling	96	115	(19)	(16.5)%
Cost of service (exclusive of depreciation and amortization)	141	150	(9)	(6.0)%
General and administrative	37	23	14	60.9%
Depreciation and amortization	106	161	(55)	(34.2)%
Total Operating Expenses	380	449	(69)	(15.4)%
Operating Income	26	7	19	NM
Interest expense, net	85	90	(5)	(5.6)%
(Loss) Before Provision (Benefit) for Income Taxes	(59)	(83)	24	(28.9)%
Provision (benefit) for income taxes	—	(1)	1	(100.0)%
Net (Loss)	$(59)	$(82)	$23	(28.0)%

Operating Revenue
Operating revenue of $406 million for the three months ended March 31, 2015 decreased $50 million, or 11.0%, compared to $456 million for the three months ended March 31, 2014. The decrease in operating revenue was primarily due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio). Operating revenues related to SuperMedia's operations of $30 million for the three months ended March 31, 2014 were not included in our operating revenue as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
Operating Expense
Operating expense of $380 million for the three months ended March 31, 2015 decreased $69 million, or 15.4%, compared to $449 million for the three months ended March 31, 2014. The decrease in operating expenses was primarily due to lower amortization expense associated with intangible assets of $54 million, as well as additional operating expenses reductions and credits as described below. Operating expenses related to SuperMedia's operations of $9 million for the three months ended March 31, 2014 were not included in our operating expenses as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
Selling. Selling expense of $96 million for the three months ended March 31, 2015 decreased $19 million, or 16.5%, compared to $115 million for the three months ended March 31, 2014. The decrease in selling expense was primarily due to lower employee related costs and reduced travel expenses. Selling expenses related to SuperMedia's operations of $4 million related to sales commissions for the three months ended March 31, 2014 were not included in our operating expenses as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
Cost of Service. Cost of services expense of $141 million for the three months ended March 31, 2015 decreased $9 million, or 6.0%, compared to $150 million for the three months ended March 31, 2014. The decrease in cost of services expense was primarily due to lower printing and distribution costs as a result of lower volumes and reduced employee related costs. These decreases were offset by higher digital fulfillment costs. Cost of services expenses related to SuperMedia's operations of $4 million related to printing and distribution costs for the three months ended March 31, 2014 were not included in our operating expenses as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.

General and Administrative. General and administrative expense of $37 million for the three months ended March 31, 2015 increased $14 million, or 60.9%, compared to $23 million for the three months ended March 31, 2014. The increase in general and administrative expense was primarily driven by certain one-time credits to expense during the three months ended March 31, 2014. The Company recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits, which eliminated the Company's obligation to provide a subsidy for retiree health care, recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement and recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities. We also incurred $9 million of business transformation costs during the three months ended March 31, 2015, while no business transformation costs were incurred during the three months ended March 31, 2014. These increases were partially offset by $18 million of merger integration costs incurred during the three months ended March 31, 2014, which included $10 million of severance costs, while no merger integration costs were incurred during the three months ended March 31, 2015. The Company also had lower employee related costs and lower bad debt expense. Bad debt expense of $5 million for the three months ended March 31, 2015 decreased by $1 million compared to $6 million for the three months ended March 31, 2014. Bad debt expense as a percent of total operating revenue was 1.2% for the three months ended March 31, 2015, compared to 1.3% for the three months ended March 31, 2014.
Depreciation and Amortization. Depreciation and amortization expense of $106 million for the three months ended March 31, 2015 decreased $55 million, or 34.2%, compared to $161 million for the three months ended March 31, 2014. This decrease was primarily due to lower amortization expense associated with intangible assets of $54 million. The Company amortizes its intangible assets using the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible assets is greater in the earlier years and then steadily declines over time based on expected future cash flows. Additionally, the Company had lower amortization expense associated with capitalized software, partially offset by higher depreciation expense. The increased depreciation expense was due to the acceleration of depreciation expense associated with our plan to eliminate field sales offices.
Interest Expense, net

Interest expense, net of interest income, of $85 million for the three months ended March 31, 2015 decreased $5 million, or 5.6%, compared to $90 million for the three months ended March 31, 2014. The decrease in interest expense, net was primarily due to lower interest expense as a result of lower outstanding debt obligations. Our interest expense for the three months ended March 31, 2015 included $25 million of non-cash interest expense compared to $22 million for the three months ended March 31, 2014. Non-cash interest expense primarily represents amortization of debt fair value adjustments, amortization of debt discounts, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
(Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded income taxes based on an estimated annual effective tax rate, including the impact of discrete tax items, of approximately (2.2)% and 0.3% for 2015 and 2014, respectively. The 2015 estimated annual effective tax rate, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to the increase in the recorded valuation allowances and permanently disallowed expenses (such as non-deductible interest), partially offset by state taxes. Excluding the impact of these items, our estimated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2015. The estimated annual effective tax rate used for the three months ended March 31, 2014, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to increases in the recorded valuation allowances. The Company did not record any tax provision (benefit) for the three months ended March 31, 2015 and recorded a (benefit) for income taxes of $(1) million for the three months ended March 31, 2014. The difference in the estimated annual effective tax rate and the actual effective tax rate for the three months ended March 31, 2015 and 2014 of 0.0% and 1.2%, respectively, was primarily the impact of the recorded discrete items.

Our estimated annual effective tax rate for 2015 may be subject to change in future periods. During the remainder of 2015, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax items, would be approximately (0.7)%.

The actual annual effective tax rate of (3.6)% for the year ended December 31, 2014 differed from the statutory rate primarily due to the increase in recorded valuation allowances, changes in estimates for state taxes, changes in state tax laws and apportionment, and the lapsing of various uncertain tax positions due to the expiration of the statute of limitations in federal and various state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
The following table sets forth a summary of cash flows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$46	$100	$(54)
Investing activities	(3)	(3)	—
Financing activities	(43)	(74)	31
Increase In Cash and Cash Equivalents	$—	$23	$(23)

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $46 million for the three months ended March 31, 2015 decreased $54 million, compared to $100 million for the three months ended March 31, 2014. This decrease was primarily due to lower cash collections associated with lower billings to clients and cash payments related to business transformation costs of $28 million for the three months ended March 31, 2015, while no business transformation costs were paid during the three months ended March 31, 2014. These unfavorable operating activities were partially offset by reduced operating costs, payroll related expenditures and lower cash payments related to merger integration costs. No merger integration costs were paid during the three months ended March 31, 2015, whereas $16 million was paid during the three months ended March 31, 2014.
Net cash used in investing activities was $3 million for both the three months ended March 31, 2015 and 2014. Cash used in investing activities represents cash payments for capital expenditures, including capitalized software.
Net cash used in financing activities of $43 million for the three months ended March 31, 2015 decreased $31 million compared to $74 million for the three months ended March 31, 2014. Net cash used in financing activities for the three months ended March 31, 2015 and 2014 primarily represents the repayment of debt principal.

During the three months ended March 31, 2015, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $38 million. During the three months ended March 31, 2014, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $74 million. Accelerated principal payments consist of prepayments of cash flow sweeps required under our senior secured credit facilities.

During the three months ended March 31, 2015, the Company paid $5 million associated with an amendment fee related to the Dex Media West, Inc. ("DMW") senior secured credit facility.

We believe net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2015.

The Company's senior secured credit facilities mature in 2016, in light of which the Company continues to evaluate its capital structure, considers alternatives and discusses those alternatives with its financing sources, while also considering its strategic options.

Debt Obligations
Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia on April 30,

2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated credit agreements for each of Dex Media East, Inc. ("DME"), DMW and R.H. Donnelley Inc. ("RHD") (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.

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

Senior Subordinated Notes

The Company's senior subordinated notes require interest payments, payable semi-annually on March 31 and September 30 of each year. The senior subordinated notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind ("PIK") interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ended March 31, 2015, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $9 million of senior subordinated notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017.

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

2015 and 2014 Principal Payments

During the three months ended March 31, 2015, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $38 million. Accelerated principal payments consist of prepayments of cash flow sweeps required under our senior secured credit facilities. These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $9 million, on the Company's senior subordinated notes.

During the three months ended March 31, 2014, the Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $74 million. These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $8 million, on the Company's senior subordinated notes.

On March 30, 2015, DMW commenced an offer to repurchase bank debt below par. On April 8, 2015, DMW repurchased and retired debt of $8 million utilizing cash of $7 million.

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

As of March 31, 2015, the Company was in compliance with all of the Financial Covenants associated with its senior secured credit facilities and senior subordinated notes.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective retrospectively for fiscal years beginning after December 15, 2015, and for interim periods within those years. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", ("ASU 2015-01"). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. A reporting entity also may apply the amendments retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 will require management for each annual and interim reporting period to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

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

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates since December 31, 2014. For additional information on critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to various types of market risk in the normal course of business. In particular, we are subject to interest rate variability primarily associated with borrowings under our credit facilities.

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $1 million for the three months ended March 31, 2015. For additional information related to the Company's debt obligation and interest rates, see Note 7 - Long-Term Debt to our consolidated financial statements included in this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, for the reasons described below, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective.

As previously disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2014, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014 and concluded that internal controls over financial reporting was not effective as of December 31, 2014, due to a material weakness associated with ineffective general computing controls for certain information systems that are used for accounts receivable and revenue recognition. These ineffective general computing controls were related to weak system access and change management controls. In addition, certain review controls were not performed at a sufficient level of precision to detect if these systems were producing complete and accurate information. However, management concluded that this material weakness did not produce a material misstatement to our financial statements or related disclosures included in our annual report on Form 10-K for the year ended December 31, 2014.

Beginning in the second quarter of 2015, management will implement a comprehensive remediation plan, to correct the material weakness and to improve our internal controls over financial reporting. Specifically, beginning in April 2015, the Company has implemented new general computing controls associated with system access and change management for the information systems that are used for accounts receivable and revenue recognition. Management’s remediation plan will also address the design and implementation of effective review controls to ensure the completeness and accuracy of system generated information.

We believe that our remediation plan will improve our internal controls over financial reporting. However, before management can conclude that the material weakness has been remediated, the controls will need to be operating effectively and tested over a reasonable period of time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of internal controls over financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period covered by this report to remediate the previously reported material weakness, as described above.

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

On November 25, 2009, three retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the employee benefits committee and pension plans of Verizon and the employee benefits committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the SuperMedia's spin-off from Verizon.  The complaint alleges that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act ("ERISA"); that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia defendants filed their motion to dismiss the entire complaint on March 10, 2010. On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the SuperMedia pension plans and all of the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the complaint. On November 4, 2010, SuperMedia's EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed order, the plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the court granted the defendants’ summary judgments, denied the plaintiffs’ summary judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral argument was held on

September 4, 2014. On October 14, 2014, the Court of Appeals affirmed the decision of the trial court. Plaintiffs filed a petition for a writ of certiorari to the U.S. Supreme Court on February 17, 2015. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

On December 10, 2009, a former employee with a history of litigation against SuperMedia, filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of SuperMedia's current and former officers, directors and members of SuperMedia's EBC. The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009. The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding SuperMedia's financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures. The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses. At this time, a class has not been certified. The plaintiffs filed a consolidated complaint. SuperMedia filed a motion to dismiss the entire complaint on June 22, 2010. On March 16, 2011, the court granted the SuperMedia defendants' motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint. SuperMedia's defendants filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the SuperMedia defendants' second motion dismissing the case with prejudice. The plaintiffs appealed the dismissal. On July 9, 2013, the U.S. Court of Appeals for the Fifth Circuit issued a decision affirming the dismissal of the trial court. On July 23, 2013, plaintiffs filed a petition to the Court of Appeals for a rehearing en banc which was denied. The plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court. After the Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, the court granted plaintiffs’ writ, vacated the Court of Appeals opinion and remanded the case to the Court of Appeals to rule in conformity with the Fifth Third opinion. Subsequently, the case was remanded to the trial court. On February 17, 2015, the plaintiffs filed an amended complaint. On April 1, 2015, SuperMedia filed a motion to dismiss the amended complaint. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants' behalf.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors, in addition to other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended March 31, 2015 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan or Dex Media Equity Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	—	—
February 1, 2015 - February 28, 2015	717	7.07	—	—
March 1, 2015 - March 31, 2015	1,873	4.17	—	—
Total	2,590	$4.97	—	—

The Company does not have an active share repurchase program.

Item 6. Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

3.3
Certificate of Change of Registered Agent and Registered Office of Dex Media, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013, Commission File No. 001-35895).

10.1
First Amendment to Credit Agreement, dated as of March 10, 2015, to the credit agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, and as further amended and restated as of April 30, 2013, among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media West, Inc., as the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents parties thereto, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 10, 2015, Commission File No. 001-35895).

31.1	Certification of Joseph A. Walsh filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul D. Rouse filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph A. Walsh and Paul D. Rouse filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Electronically filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.

Date:	May 8, 2015	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chief Executive Officer
(Principal Executive Officer)

/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer and Treasurer
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

10.1
First Amendment to Credit Agreement, dated as of March 10, 2015, to the credit agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, and as further amended and restated as of April 30, 2013, among Dex Media, Inc., Dex Media Holdings, Inc., Dex Media West, Inc., as the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents parties thereto, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 10, 2015, Commission File No. 001-35895).

31.1	Certification of Joseph A. Walsh filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul D. Rouse filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph A. Walsh and Paul D. Rouse filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Electronically filed herewith.

______________________