Form 10-Q
period 2015-06-30
DEX MEDIA, INC.
filed 2015-08-07
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 31, 2015, there were 17,566,247 shares of the registrant's common stock outstanding.

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
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements, as they are not guarantees of future performance. Forward-looking statements provide current expectations with respect to our financial performance and future events with respect to our business and industry in general. Forward-looking statements are based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:
•    our ability to provide assurance for the long-term continued viability of our business;
•    our ability to comply with the financial covenants and other restrictive covenants in our credit facilities;

•	limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of our credit facilities;

•	limited access to capital markets and increased borrowing costs resulting from our leveraged capital structure and debt ratings;

•	our ability to obtain additional financing or refinance our existing indebtedness on satisfactory terms or at all;

•	our ability to accurately report our financial results due to a material weakness in our internal control over financial reporting;

•	possible changes in our credit rating;

•	changes in our operating performance;

•	our ability to implement our business transformation program as planned;

•	our ability to realize the anticipated benefits in the amounts and at the times expected from the business transformation program;

•	the risk that the amount of costs associated with our business transformation program will exceed estimates;

•	the risk that our common stock may be delisted from The Nasdaq Stock Market LLC;

•	reduced advertising spending and increased contract cancellations by our clients, which causes reduced revenue;

•	declining use of print yellow page directories by consumers;

•	our ability to collect trade receivables from clients to whom we extend credit;

•	credit risk associated with our reliance on small and medium sized businesses as clients;

•	our ability to anticipate or respond to changes in technology and user preferences;

•	our ability to maintain agreements with major Internet search and local media companies;

•	competition from other yellow page directory publishers and other traditional and new media including increased competition from existing and emerging digital technologies;

i

•	changes in the availability and cost of paper and other raw materials used to print our directories;

•	our reliance on third-party providers for printing, publishing and distribution services;

•	our ability to attract and retain qualified key personnel;

•	our ability to maintain good relations with our unionized employees;

•	changes in labor, business, political and economic conditions;

•	changes in governmental regulations and policies and actions of federal, state and local municipalities impacting our businesses;

•	the outcome of pending or future litigation and other claims; and

•	other events beyond our control that may result in unexpected adverse operating results.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other periodic reports we file with the Securities and Exchange Commission ("SEC"), including the information and risk factors in this report and "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof or, in the case of statements incorporated by reference, on the date of the document incorporated by reference and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014

Operating Revenue	$387	$474	$793	$930

Operating Expenses
Selling	82	112	178	227
Cost of service (exclusive of depreciation and amortization)	124	146	265	296
General and administrative	36	50	73	73
Depreciation and amortization	103	161	209	322
Total Operating Expenses	345	469	725	918
Operating Income	42	5	68	12
Interest expense, net	87	90	172	180
(Loss) Before Gain on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(45)	(85)	(104)	(168)
Gain on early extinguishment of debt	1	—	1	—
(Loss) Before Provision (Benefit) for Income Taxes	(44)	(85)	(103)	(168)
Provision (benefit) for income taxes	(2)	—	(2)	(1)
Net (Loss)	$(42)	$(85)	$(101)	$(167)

Other Comprehensive (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	(1)	2	2	4
Comprehensive (Loss)	$(43)	$(83)	$(99)	$(163)

Basic and diluted (loss) per common share	$(2.39)	$(4.93)	$(5.78)	$(9.67)
Basic and diluted weighted average common shares outstanding	17.4	17.3	17.4	17.3

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	At June 30, 2015	At December 31, 2014

Assets
Current Assets
Cash and cash equivalents	$191	$171
Accounts receivable, net of allowances of $27 and $30	131	151
Deferred directory costs	136	161
Prepaid expenses and other	18	14
Total current assets	476	497
Fixed assets and capitalized software, net	45	64
Goodwill	315	315
Intangible assets, net	608	794
Pension assets	44	45
Other non-current assets	6	7
Total Assets	$1,494	$1,722

Liabilities and Shareholders' (Deficit)
Current Liabilities
Current maturities of long-term debt	$124	$124
Accounts payable and accrued liabilities	122	167
Accrued interest	20	20
Deferred revenue	76	93
Total current liabilities	342	404
Long-term debt	2,211	2,272
Employee benefit obligations	118	127
Deferred tax liabilities	28	30
Unrecognized tax benefits	11	11
Other liabilities	3	—

Shareholders' (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,566,247 shares at June 30, 2015 and 17,608,580 shares at December 31, 2014	—	—
Additional paid-in capital	1,556	1,554
Retained (deficit)	(2,692)	(2,591)
Accumulated other comprehensive (loss)	(83)	(85)
Total shareholders' (deficit)	(1,219)	(1,122)
Total Liabilities and Shareholders' (Deficit)	$1,494	$1,722

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014

Cash Flows from Operating Activities
Net (loss)	$(101)	$(167)
Reconciliation of net (loss) to net cash provided by operating activities:
Depreciation and amortization	209	322
Provision for deferred income taxes	(4)	(5)
Provision for bad debts	8	15
Non-cash interest expense	53	45
Stock-based compensation expense	1	2
Employee retiree benefits	2	(16)
Gain on early extinguishment of debt	(1)	—
Changes in assets and liabilities:
Accounts receivable	11	35
Deferred directory costs	25	8
Other current assets	—	5
Accounts payable and accrued liabilities	(66)	(41)
Other items, net	(1)	(1)
Net cash provided by operating activities	136	202

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(9)	(9)
Sales of fixed assets	5	—
Net cash (used in) investing activities	(4)	(9)

Cash Flows from Financing Activities
Debt repayments	(107)	(202)
Debt issuance costs and other financing items, net	(5)	(1)
Net cash (used in) financing activities	(112)	(203)

Increase (decrease) in cash and cash equivalents	$20	$(10)

Cash and cash equivalents, beginning of year	171	156
Cash and cash equivalents, end of period	$191	$146

Supplemental Information
Cash interest on debt	$122	$138
Cash income taxes, net	$7	$2

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1
Business and Basis of Presentation

Business

Dex Media, Inc. ("Dex Media", "we", "our", or the "Company") is a leading provider of local marketing solutions to more than 400,000 business clients across the United States. Our approximately 1,600 sales employees work directly with our clients to provide multiple local marketing solutions to help our clients connect with their customers.
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

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States. Pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. All inter-company transactions have been eliminated. The Company is managed as a single business segment. These unaudited interim financial statements, prepared in accordance with GAAP, do not contain all information and footnote disclosures normally included in audited annual financial statements and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the six months ended June 30, 2015 may not be indicative of results of operations for the 2015 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

Notice of Deficiency from Nasdaq

Our common stock is traded on The Nasdaq Stock Market LLC (“Nasdaq”). On June 30, 2015, the Company received a deficiency notice from Nasdaq stating that for the last 30 days the Company had not met the $15 million minimum market value of publicly held shares continued listing standard, as required by Nasdaq Listing Rule 5450(b)(3)(C). As provided in the Nasdaq rules, the Company has 180 calendar days, or until December 28, 2015 to regain compliance. In order to regain compliance, the Company’s market value of publicly held shares must be $15 million or more for a minimum of ten consecutive days at any time prior to December 28, 2015. If the Company fails to regain compliance during this period, the Company’s common stock will be subject to delisting by Nasdaq. The notification of noncompliance has no immediate effect on the listing of the Company’s common stock on The Global Select Market under the symbol “DXM”.

Recent Accounting Pronouncements
In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, "Technical Corrections and Improvements," ("ASU 2015-10"). ASU 2015-10 covers a wide range of topics in the FASB Accounting Standards Codification (the "Codification"). The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including the adoption in an interim period. All other amendments in this update were effective June 2015. The Company does not anticipate that the adoption of this accounting guidance will have a material impact on its financial statements.
In May 2015, FASB issued ASU No. 2015-08, "Business Combinations (Topic 805): Pushdown Accounting," ("ASU 2015-08"). ASU 2015-08 amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. ASU 2015-08 provides guidance for the measurement of certain transfers between entities under common control in the separate financial statements of each entity. The amendments in ASU 2015-08 became effective immediately. The adoption of this accounting guidance did not have a material impact on the Company's financial statements.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)," ("ASU 2015-07"). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The amendments in ASU 2015-07 are effective for public business entities retrospectively for fiscal years beginning after December 15, 2015, and for interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-04, "Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets," ("ASU 2015-04"). ASU 2015-04 provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan asset and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined plan assets and obligations to reflect those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan asset and obligations for other events that occur between the month-end measurement and the entity's fiscal year-end that are not caused by the entity. The amendments in ASU 2015-04 are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective retrospectively for fiscal years beginning after December 15, 2015, and for interim periods within those years. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.
In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," ("ASU 2015-01"). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary, even if they ultimately would conclude it is not. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. A reporting entity also may apply the amendments retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

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

Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. SuperMedia had minimal, if any, remaining performance obligations related to its clients who previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs did not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and did not anticipate to incur any significant additional costs associated with those published directories. This equated to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. As a result, our financial results for the six months ended June 30, 2014 excluded revenue of approximately $30 million and net income of approximately $14 million, which would have been recognized absent the effect of acquisition accounting. The exclusion of these results from the consolidated statements of comprehensive (loss) of Dex Media, did not impact our cash flows.

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

Note 3
Business Transformation Costs

On December 11, 2014, the Company announced an organizational restructuring program, the costs of which the Company has identified as business transformation costs. The program is designed to reorganize and strategically refocus the Company. The program includes the launch of virtual sales offices, enabling the Company to eliminate field sales offices, the automation of the sales process, integration of systems to eliminate duplicative systems and workforce reductions. The Company expects charges associated with the program to range from $70 million to $100 million. Inception to date, the Company has incurred costs of $67 million associated with the program.

During the three and six months ended June 30, 2015, the Company recorded $15 million and $24 million of business transformation costs, respectively. The Company did not record any business transformation costs during the six months ended June 30, 2014. Business transformation costs are recorded as general and administrative expense in our consolidated statements of comprehensive (loss).

The following tables set forth the components of the Company's business transformation costs for the three and six months ended June 30, 2015.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in millions)
Severance costs	$2	$2
Lease related costs	7	12
System consolidation costs	5	8
Other costs	1	2
Total business transformation costs	$15	$24
During the three months ended June 30, 2015, the Company sold land and a building for $5 million, resulting in a loss of less than $1 million which is included in other costs in the table above.
The following table reflects the liability associated with the program as of June 30, 2015.

	Beginning Balance			Ending Balance
	January 1, 2015	Expense	Payments	June 30, 2015
	(in millions)
Severance costs	$38	$2	$(26)	$14
Lease related costs	—	12	(3)	9
System consolidation costs	—	8	(8)	—
Other costs	—	2	(2)	—
Total business transformation costs	$38	$24	$(39)	$23

Note 4
Earnings (Loss) Per Share

The following table sets forth the calculation of the Company’s basic and diluted (loss) per share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net (loss)	$(42)	$(85)	$(101)	$(167)
Basic and diluted weighted-average common shares outstanding	17.4	17.3	17.4	17.3
Basic and diluted (loss) per common share	$(2.39)	$(4.93)	$(5.78)	$(9.67)

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reported period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the Company's reported net (loss) for the three and six months ended June 30, 2015 and 2014, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of earnings per share. For both the three and six months ended June 30, 2015 and 2014, there were 0.6 million shares and 0.4 million shares of the Company’s stock-based awards, respectively, that had exercise prices that exceeded the average market price of the Company’s common stock. These shares were not included in our weighted average diluted shares outstanding.

Certain employees were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At June 30, 2015 and June 30, 2014 there were 0.1 million and 0.3 million of such participating securities outstanding, respectively. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net (loss) from continuing operations for the three and six months ended June 30, 2015 and 2014 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

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
Depreciation and amortization

The following tables set forth the components of the Company's depreciation and amortization expense for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Amortization of intangible assets	$93	$146	$186	$293
Amortization of capitalized software	6	10	13	20
Depreciation of fixed assets	4	5	10	9
Total depreciation and amortization	$103	$161	$209	$322
Interest expense, net

The Company recorded interest expense, net of $87 million and $172 million for the three and six months ended June 30, 2015, respectively, compared to $90 million and $180 million for the three and six months ended June 30, 2014, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt fair value adjustments, amortization of debt discounts, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $28 million and $53 million for the three and six months ended June 30, 2015, respectively, compared to $23 million and $45 million for three and six months ended June 30, 2014, respectively.

Other comprehensive (loss)

The following tables set forth the components of the Company's comprehensive (loss) adjustments for pension and other post-employment benefits for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015			2014
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(42)			$(85)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains (losses) of benefit plans	$(3)	$1	(2)	$3	$(1)	2
Reclassifications included in net (loss):
Amortization of actuarial losses	2	(1)	1	—	—	—
Settlement losses	1	(1)	—	1	(1)	—
Total reclassifications included in net (loss)	3	(2)	1	1	(1)	—
Adjustments for pension and other post-employment benefits	$—	$(1)	(1)	$4	$(2)	2
Total comprehensive (loss)			$(43)			$(83)

	Six Months Ended June 30,
	2015			2014
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(101)			$(167)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains (losses) of benefit plans	$(1)	$—	(1)	$19	$(7)	12
Reclassifications included in net (loss):
Amortization of actuarial losses	3	(1)	2	—	—	—
Settlement losses	2	(1)	1	1	(1)	—
Plan amendments	—	—	—	(13)	5	(8)
Total reclassifications included in net (loss)	5	(2)	3	(12)	4	(8)
Adjustments for pension and other post-employment benefits	$4	$(2)	2	$7	$(3)	4
Total comprehensive (loss)			$(99)			$(163)
The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2014	$(82)	$(3)	$(85)
Adjustments for pension benefits	4	(2)	2
Accumulated other comprehensive (loss) - June 30, 2015	$(78)	$(5)	$(83)

Balance Sheet

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014.

	At June 30, 2015	At December 31, 2014
	(in millions)
Accounts payable	$13	$14
Accrued salaries and wages	30	48
Accrued severance	14	39
Accrued taxes	16	16
Accrued expenses	25	31
Customer refunds, advance payments and other	24	19
Total accounts payable and accrued liabilities	$122	$167

Fair Value of Financial Instruments

The Company's financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds of $38 million and $41 million as of June 30, 2015 and December 31, 2014, respectively. These money market funds have been recorded at fair value using Level 2 inputs.  The Company also had $8 million held in certificates of deposit and mutual funds as of June 30, 2015 and December 31, 2014, that serve as collateral against letters of credit held primarily with our insurance carriers.  These certificates of deposit and mutual funds are classified as prepaid expenses and other on the Company's consolidated balance sheets and are valued using Level 2 inputs. The fair value of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value using Level 2 inputs of the Company’s debt obligations at June 30, 2015 and December 31, 2014.

	At June 30, 2015		At December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$843	$633	$841	$829
R.H. Donnelly Inc.	596	316	612	435
Dex Media East, Inc.	332	233	354	281
Dex Media West, Inc.	303	213	337	293
Senior subordinated notes	261	14	252	112
Total debt obligations	$2,335	$1,409	$2,396	$1,950

The par value of SuperMedia's debt obligation at June 30, 2015 was $1,004 million. The par value of Dex Media West, Inc. ("DMW") debt obligations at June 30, 2015 was $307 million.

For additional information on our outstanding debt obligations, see Note 7 - Long-Term Debt.

Note 6
Goodwill and Intangible Assets

The Company has goodwill of $315 million and definite-lived intangible assets of $608 million at June 30, 2015. The Company has four reporting units, which represent the lowest level of identifiable cash flows; R.H. Donnelley Inc. ("RHD"), Dex Media East, Inc. ("DME"), Dex Media West, Inc. ("DMW"), and SuperMedia. All four reporting units have intangible assets; however, only the SuperMedia reporting unit has goodwill.

The Company performs its annual impairment test of goodwill as of October 1, unless events and circumstances in interim periods indicate that impairment may exist. Additionally, the Company reviews its definite-lived intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. As a result of declining security prices associated with the Company’s equity, its senior secured credit facilities and senior subordinated notes, and a revised forecast, during the second quarter of 2015, the Company determined there were events and circumstances indicating the possibility of impairment of its goodwill and/or its intangible assets, and therefore performed an interim goodwill and intangible assets impairment analysis.

The fair value estimates used in the goodwill and intangible assets impairment analysis require numerous assumptions and significant judgment. Accordingly, the Company’s fair value estimates for purposes of assessing goodwill and intangible assets for impairment are considered Level 3 fair value measurements. The fair value estimates are based on current assumptions of future revenue, operating margins, business plans and the competitive environment of our business, among other things. Our current estimates assume revenue will continue to decline into the foreseeable future.

Due to the number and sensitivities of our estimates and assumptions, there can be no assurances that our estimates and assumptions will prove to be accurate predictions of the future. If our estimates and assumptions are not correct, we may be required to record goodwill and intangible assets impairment charges in the future.
Goodwill

In performing step one of the impairment test, the Company estimated the fair value of the SuperMedia reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the SuperMedia reporting unit. The Company determined the fair value of the SuperMedia reporting unit exceeded the carrying value of the reporting unit; therefore there was no impairment of goodwill as of June 30, 2015.

The income approach was based on a discounted cash flow analysis and calculated the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using the weighted average cost of capital (“WACC”). The WACC utilized in the Company’s analysis using the income approach was 14.8%. The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise. The reporting unit’s cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit. The cost of equity was estimated using the capital asset pricing model (“CAPM”). The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment. The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses. The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming the target capital structure.

To determine the fair value of the SuperMedia reporting unit based on the market approach, the Company utilized the guideline publicly traded company method. Under the guideline publicly traded company method, various market multiples ratios were considered based on the Company’s size, product offerings, growth and other relevant factors compared to those guideline companies. The guideline companies selected were engaged in the same or similar line of business as the Company. A market multiple was then selected based on consideration of risk, growth and profitability differences between the Company and the guideline companies. The selected market multiple was then multiplied by the Company’s 2015 forecasted earnings to arrive at an estimate of fair value for the Company.
Intangible Assets
The Company has definite-lived intangible assets of $608 million as of June 30, 2015. Intangible assets are recorded separately from goodwill if they meet certain criteria. The Company reviews its definite-lived intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. During the second quarter of 2015, the Company evaluated its definite-lived assets for potential impairment and determined they were not impaired as of June 30, 2015.

For the impairment test, the Company’s definite-lived intangible assets were evaluated for each reporting unit, which is the lowest level of identifiable cash flows. The impairment test was performed by comparing the carrying value of each reporting unit, including goodwill, with the undiscounted expected future cash flows associated with each respective reporting unit over the remaining useful life of the primary asset of the asset group. The undiscounted expected future cash flows were computed utilizing the income approach. For reporting units where the carrying value of the reporting unit exceeded the undiscounted expected future cash flows of the respective reporting unit, the Company then compared the carrying value of each of the reporting units to the fair value of each impacted reporting unit. The Company estimated the fair value of the impacted reporting units using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the reporting unit. The Company’s fair value estimates for purposes of assessing intangible assets for impairment are considered Level 3 fair value measurements. The Company determined that its intangible assets were not impaired as of June 30, 2015.

The following table sets forth the details of the Company's intangible assets at June 30, 2015 and December 31, 2014.

	At June 30, 2015			At December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$666	$377	$289	$666	$307	$359
Client relationships	924	736	188	924	649	275
Trademarks and domain names	222	114	108	222	91	131
Patented technologies	42	21	21	42	16	26
Advertising commitment	11	9	2	11	8	3
Total intangible assets	$1,865	$1,257	$608	$1,865	$1,071	$794

Amortization expense for intangible assets was $93 million and $186 million for the three and six months ended June 30, 2015, respectively, compared to $146 million and $293 million for the three and six months ended June 30, 2014, respectively.

The annual amortization expense for intangible assets is estimated to be $373 million in 2015, $237 million in 2016, $103 million in 2017 and $81 million in 2018.

Note 7
Long-Term Debt

The following table sets forth the Company's outstanding debt obligations on the consolidated balance sheets at June 30, 2015 and December 31, 2014.

		Interest Rates		Carrying Value
	Maturity	At June 30, 2015	At December 31, 2014	At June 30, 2015	At December 31, 2014
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.6%	$843	$841
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.75%	596	612
Dex Media East, Inc.	December 31, 2016	6.0%	6.0%	332	354
Dex Media West, Inc.	December 31, 2016	8.0%	8.0%	303	337
Senior subordinated notes	January 29, 2017	14.0%	14.0%	261	252
Total debt				2,335	2,396
Less: current maturities of long-term debt				124	124
Long-term debt				$2,211	$2,272

As a result of the merger and adoption of acquisition accounting on April 30, 2013, SuperMedia's debt obligation was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment is being amortized as an increase to interest expense over the remaining term of the SuperMedia debt obligation using the effective interest method and does not impact future interest or principal payments. Amortization of the SuperMedia debt fair value adjustment of $22 million and $42 million was included in interest expense during the three and six months ended June 30, 2015, respectively, compared to $19 million and $36 million for the three and six months ended June 30, 2014, respectively. The unamortized portion of the SuperMedia discount as of June 30, 2015 was $161 million. The par value of SuperMedia's debt obligation at June 30, 2015 was $1,004 million.

Effective March 10, 2015, the Company obtained an amendment to the DMW senior secured credit facility to permit the exclusion of one-time, nonrecurring cash expenditures associated with our business transformation program from the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") that is used for the leverage ratio covenant measure. An amendment fee of $5 million was paid and recorded as a discount on the DMW senior secured credit facility. The debt discount is being amortized as an increase to interest expense over the remaining term of the DMW debt obligation using the effective interest method and does not impact future interest or principal payments. Amortization of the DMW discount of $1 million was included in interest expense during the three and six months ended June 30, 2015. The unamortized portion of the DMW debt discount at June 30, 2015 was $4 million. The par value of DMW's debt obligations at June 30, 2015 was $307 million.

Debt Issuance Costs
Certain costs associated with the issuance of our senior secured credit facilities were capitalized and are included in other non-current assets on the Company's consolidated balance sheet. At June 30, 2015, the Company has deferred debt issuance costs of $3 million on its consolidated balance sheet. These costs are amortized to interest expense over the remaining term of the related senior secured credit facilities using the effective interest method.

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia on April 30, 2013, Dex Media entered into an amended and restated loan agreement for SuperMedia and three amended and restated credit agreements for each of DME, DMW and RHD (collectively, the "senior secured credit facilities"), with named financial institutions and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent under the SuperMedia, DME and DMW senior secured credit facilities, and Deutsche Bank Trust Company Americas as administrative agent and collateral agent under the RHD senior secured credit facility.

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

2015 and 2014 Principal Payments

During the six months ended June 30, 2015, the Company retired debt obligations of $108 million under its senior secured credit facilities utilizing cash of $107 million. The Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $100 million. Accelerated principal payments consist of prepayments of cash flow sweeps required under our senior secured credit facilities. In addition, on April 8, 2015 the Company repurchased and retired debt of $8 million utilizing cash of $7 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $1 million being recorded by the Company ($1 million gain offset by less than $1 million in administrative fees and other adjustments). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $9 million, on the Company's senior subordinated notes.

During the six months ended June 30, 2014, the Company retired debt obligations of $210 million under its senior secured credit facilities utilizing cash of $202 million. The Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $156 million. In addition, on June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $8 million, on the Company's senior subordinated notes.

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

As of June 30, 2015, the Company was in compliance with all of the Financial Covenants associated with its senior secured credit facilities.

Management also evaluated compliance with its Financial Covenants associated with its senior secured credit facilities for the remainder of 2015 and 2016, using management’s most recent financial forecast. Based on its evaluation, management believes there is a risk that the Company may not be in compliance with its Financial Covenants in the latter half of 2015 for two of its senior secured credit facilities, and in 2016 for a third senior secured credit facility. In addition, all of the senior secured credit facilities mature on December 31, 2016 and the senior subordinated notes mature on January 29, 2017.

Because the Company may not be in compliance with its Financial Covenants and it lacks the cash flow from operations to fully pay the senior secured credit facilities and senior subordinated notes at maturity, the Company will have to seek a restructuring, an amendment or refinancing of its debt, or if necessary, pursue additional debt or equity offerings, in advance of its debt becoming due. If we are unable to restructure our capital structure, we may consider filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Accordingly, and as announced by the Company on July 10, 2015, the Company has retained financial advisors Moelis & Company LLC and Alvarez & Marsal North America, LLC and legal advisors Kirkland & Ellis LLP to advise management and the board of directors in their evaluation of the Company’s capital structure, among other things.

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

Net Periodic Cost (Income)

The following table sets forth the net periodic cost (income) related to the Company's pension plans for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest cost	$6	$7	$13	$14
Expected return on plan assets	(8)	(9)	(16)	(18)
Amortization of net loss	2	—	3	—
Settlement losses	1	1	2	1
Net periodic cost (income)	$1	$(1)	$2	$(3)

For the three and six months ended June 30, 2015, the Company recorded pension settlement losses of $1 million and $2 million, respectively, related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

The Company made cash contributions to its qualified pension plans of $1 million and $2 million during the three and six months ended June 30, 2015, respectively, compared to $2 million and $3 million in the three and six months ended June 30, 2014, respectively. We expect to make total contributions of approximately $4 million to our qualified pension plans in 2015.

Other Post-Employment Benefits

During the six months ended June 30, 2014, the Company recorded a $13 million credit to general and administrative expense in its consolidated statement of comprehensive (loss) associated with the settlement of plan amendments to its other post-employment benefits, which eliminated the Company’s obligation to provide a subsidy for retiree health care.

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex Media, Inc. Savings Plan and the Dex One Restoration Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. The Company recorded total savings plan expense of $2 million and $6 million for the three and six months ended June 30, 2015, respectively, compared to $3 million and $7 million in the three and six months ended June 30, 2014, respectively.

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

Changes in the Company's outstanding restricted stock awards were as follows for the six months ended June 30, 2015.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding restricted stock awards at January 1, 2015	213,246	$10.01
Granted	—	$—
Vested	(8,511)	$10.55
Forfeitures	(60,981)	$10.02
Outstanding restricted stock awards at June 30, 2015	143,754	$10.00

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

•	Expected life is calculated based on the average life of the vesting term and the contractual life of each award; and

•	The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average stock option fair values and assumptions for the six months ended June 30, 2015 are disclosed in the following table.

Six Months Ended
June 30, 2015
Weighted average fair value	$4.50
Dividend yield	—
Volatility	55.35%
Risk-free interest rate	1.67%
Expected life (in years)	6.49

Changes in the Company's outstanding stock option awards were as follows for the six months ended June 30, 2015.

	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1, 2015	909,799	$9.17	9.31	$408,757
Granted	30,972	$8.25	10.00	—
Exercises	—	$—	—	—
Forfeitures/expirations	(307,761)	$10.09	8.36	—
Outstanding stock option awards at June 30, 2015	633,010	$8.67	9.06	$—

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the three and six months ended June 30, 2015 and 2014. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Stock-based compensation expense	$—	$1	$1	$2

As of June 30, 2015, unrecognized stock-based compensation expense related to the unvested portion of the Company's restricted stock and stock option awards was approximately $2 million, and is expected to be recognized over a weighted-average period of approximately 2.1 years.

Cash Long-Term Incentive Plan
The Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan provided to designated eligible employees the opportunity to earn an incentive cash payment based upon the achievement of the performance goals established for each of the measurement periods, with each of the respective fiscal years representing one measurement period. Following the introduction of the Value Creation Program in the fourth quarter of 2014, the Company did not grant any awards under this plan for the 2015 measurement period. These awards are classified as liability awards based on the criteria established by the applicable accounting rules. During the three and six months ended June 30, 2014 the Company recorded $1 million and $3 million, respectively, related to the Cash Long-Term Incentive Plan.
Value Creation Programs
Effective October 14, 2014, the Company adopted the Value Creation Program (“VCP”). The VCP enables the Company to retain and award designated executive employees by providing an opportunity to receive long-term compensation based on the net value creation in the Company. The bonus pool under the VCP represents 7% of the total “Value Creation” under the program and is comprised of 700,000 award units. To the extent not all of the units are awarded by the end of the performance period, the unallocated units will be allocated to the participating executives in proportion to the number of units awarded each executive. As of June 30, 2015, participating executives had been granted 645,000 units.
During 2015, the Company implemented the Value Creation Program Two ("VCP2"), to provide certain other employees with an opportunity to receive long-term compensation based on the same net value creation in the Company as defined in the VCP. As of June 30, 2015, participating employees had been granted 33,590 units. Each unit under the VCP2 is equivalent in value to a unit under the VCP. Under the VCP2, additional units can be awarded in future periods.
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

	At October 14, 2014	At June 30, 2015
	($ in millions)
Value creation programs fair value	$12	$2
Expected volatility	11.93%	13.64%
Remaining contractual term	3.21 years	2.50 years
Expected dividend yield	0.00%	0.00%
Risk free rate	0.87%	0.83%
The fair value of the awards will be estimated each reporting period. The Company recognizes the fair value of the awards as compensation expense ratably over the remaining performance period. During the three and six months ended June 30, 2015, the Company recorded ($1) million and less than $1 million of compensation expense related to these awards, respectively. As of June 30, 2015, the aggregate unamortized compensation expense was $1 million, which will be recognized over the remaining 2.50 years of the performance measurement period.

Note 10
Income Taxes

Income taxes have been provided for in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for the items considered discrete for the periods presented.

The Company recorded income taxes based on an estimated annual effective tax rate, including the impact of discrete tax items, of approximately 1.3% and (0.1)% for 2015 and 2014, respectively. The 2015 estimated annual effective tax rate, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to the increase in the recorded valuation allowances and permanently disallowed expenses (such as non-deductible interest), partially offset by state taxes. Excluding the impact of these items, our estimated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2015. The estimated annual effective tax rate used for the six months ended June 30, 2014, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to increases in the recorded valuation allowances.

Our estimated annual effective tax rate for 2015 may be subject to change in future periods. During the remainder of 2015, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax items, would be approximately 2.6%.

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

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material adverse effect on its consolidated statements of comprehensive (loss).

Murphy, Noe & Palmer v. Verizon Communications, et.al.; Civil Action No.3:09-cv-2262-G. - On November 25, 2009, three retirees, Philip A., Murphy, Jr., Sandra R. Noe, and Claire M. Palmer, brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas (Dallas Division), against both the Employee Benefits Committee and pension plans of Verizon and the Employee Benefits Committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. Plaintiffs allege that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the time of SuperMedia's spin-off from Verizon.  They allege that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the Plaintiffs to statutory penalties under ERISA, that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information, and other class action counts aimed solely at the Verizon defendants. Plaintiffs sought class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia Defendants filed their Motion to Dismiss the entire Complaint on March 10, 2010. On October 18, 2010, the Court dismissed all claims against the SuperMedia pension plans and all the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the Complaint. On November 4, 2010, SuperMedia's EBC filed a Motion to Dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed Order, Plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the Court, the Plaintiffs filed another amendment to the Complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the Court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the Court granted the Defendants’ summary judgments, denied the Plaintiffs’ Summary Judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the Circuit Court of Appeals for the Fifth Circuit, Oral argument was held on September 4, 2014. On October 14, 2014, the appellate court affirmed the decision of the District Court. Plaintiffs filed a Petition for Writ for Certiorari to the U.S. Supreme Court on February 17, 2015, which was denied on June 1, 2015. This matter is now concluded.

Bruce Fulmer, et. al. v. Scott W. Klein, Donald B. Reed, Stephen L. Robertson, Thomas S. Rogers, Paul E. Weaver, John J. Mueller, Jerry V. Elliott, Samuel D. Jones, Katherine J. Harless, The Employee Benefits Committee, Georgia Scaife, William Gist, Steven Garberich, Clifford Wilson, Bill Mundy, Andrew Coticchio, the Human Resources Committee and John Does 1-20; Case No. 3:09-cv-2354-N - On December 10, 2009, Bruce Fulmer, a former Idearc Media employee who has a history of litigation against the Company, individually and behalf of others allegedly similarly situated (“Plaintiff”), filed a putative class action in the United States District Court for the Northern District of Texas (Dallas Division), against certain officers, directors and members of the Company’s Executive Benefits Committee (“Defendants”). Plaintiff claims Defendants breached fiduciary duties in violation of ERISA in administrating various savings plans from November 17, 2006 to March 31, 2009 and seeks to recover losses to the plans. On April 1, 2010, Randy Kopp, another former Idearc Media employee filed a similar case, which has been consolidated with the Fulmer matter. Plaintiffs originally alleged, among other claims, that Defendants breached a duty of prudence, duty of loyalty, and duty to monitor by wrongfully allowing all the plans to invest in Idearc’s common stock. On March 16, 2011, the Court granted the Defendants’ Motion to Dismiss the consolidated Complaint, and on March 15, 2012, following amendment, the Court again granted the Defendants’ Motion to Dismiss. On July 9, 2013, the U.S. Court of Appeals for the Fifth Circuit affirmed the dismissal. On July 1, 2014, the U.S. Supreme Court granted Plaintiffs’ petition for certiorari, vacated the judgment, and remanded for further consideration. On August 7, 2014, the Court of Appeals for the Fifth Circuit remanded to the District Court. On February 17, 2015, Plaintiffs filed a Second Amended Consolidated Complaint, reasserting claims based on allowing plans to invest in Idearc common stock. Plaintiffs seek unspecified compensatory damages and reimbursement for litigation expenses. On April 1, 2015, Defendants moved to dismiss the Amended Complaint, which is currently pending before the District Court. SuperMedia intends to honor its indemnification obligations and vigorously defend the allegations on behalf of Defendants.

U.S. Bank National Association v. Andrew Coticchio and Verizon Communications, Inc. - On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia in 2009, filed suit against Verizon Communications and SuperMedia’s former Chief Financial Officer (“Defendants”) in the Supreme Court of the State of New York, New York County. Plaintiff alleges that Verizon Communications improperly formed SuperMedia prior to the spin-off from Verizon by not having the requisite number of directors under Delaware law and that since SuperMedia was improperly formed, the former CFO did not have authority to execute its note on behalf of SuperMedia. Plaintiff seeks unpaid principal and interest from when the notes were impacted by the bankruptcy. SuperMedia plans to honor its indemnification obligation and vigorously defend the allegations on behalf of the Defendants.

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

Overview

Dex Media, Inc. ("Dex Media", "we", "us", "our", or the "Company") is a leading provider of local marketing solutions to more than 400,000 business clients across the United States. Our approximately 1,600 sales employees work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients and help our clients connect with their customers.
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

Notice of Deficiency from Nasdaq

Our common stock is traded on The Nasdaq Stock Market LLC (“Nasdaq”). On June 30, 2015, the Company received a deficiency notice from Nasdaq stating that for the last 30 days the Company had not met the $15 million minimum market value of publicly held shares continued listing standard, as required by Nasdaq Listing Rule 5450(b)(3)(C). As provided in the Nasdaq rules, the Company has 180 calendar days, or until December 28, 2015 to regain compliance. In order to regain compliance, the Company’s market value of publicly held shares must be $15 million or more for a minimum of ten consecutive days at any time prior to December 28, 2015. If the Company fails to regain compliance during this period, the Company’s common stock will be subject to delisting by Nasdaq. The notification of noncompliance has no immediate effect on the listing of the Company’s common stock on The Global Select Market under the symbol “DXM”.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table sets forth our consolidated operating results for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(in millions, except %)
Operating Revenue	$387	$474	$(87)	(18.4)%
Operating Expenses
Selling	82	112	(30)	(26.8)%
Cost of service (exclusive of depreciation and amortization)	124	146	(22)	(15.1)%
General and administrative	36	50	(14)	(28.0)%
Depreciation and amortization	103	161	(58)	(36.0)%
Total Operating Expenses	345	469	(124)	(26.4)%
Operating Income	42	5	37	NM
Interest expense, net	87	90	(3)	(3.3)%
(Loss) Before Gain on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(45)	(85)	40	(47.1)%
Gain on early extinguishment of debt	1	—	1	NM
(Loss) Before Provision (Benefit) for Income Taxes	(44)	(85)	41	(48.2)%
Provision (benefit) for income taxes	(2)	—	(2)	NM
Net (Loss)	$(42)	$(85)	$43	(50.6)%

Operating Revenue
Operating revenue of $387 million for the three months ended June 30, 2015 decreased $87 million, or 18.4%, compared to $474 million for the three months ended June 30, 2014. The decrease in operating revenue was primarily due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $345 million for the three months ended June 30, 2015 decreased $124 million, or 26.4%, compared to $469 million for the three months ended June 30, 2014. The decrease in operating expenses was primarily due to lower amortization expense associated with intangible assets of $53 million, as well as additional operating expenses reductions as described below.
Selling. Selling expense of $82 million for the three months ended June 30, 2015 decreased $30 million, or 26.8%, compared to $112 million for the three months ended June 30, 2014. The decrease in selling expense was primarily due to lower employee related costs, sales commissions and facility costs.
Cost of Service. Cost of services expense of $124 million for the three months ended June 30, 2015 decreased $22 million, or 15.1%, compared to $146 million for the three months ended June 30, 2014. The decrease in cost of services expense was primarily due to lower printing and distribution costs as a result of lower volumes, lower employee related costs and contract services costs. These decreases were partially offset by higher digital fulfillment costs.
General and Administrative. General and administrative expense of $36 million for the three months ended June 30, 2015 decreased $14 million, or 28.0%, compared to $50 million for the three months ended June 30, 2014. The decrease in general and administrative expense was primarily due to lower employee related costs, contract services costs, bad debt expense and merger integration costs. No merger integration costs were incurred during the three months ended June 30, 2015, while $8 million of merger integration costs were incurred during the three months ended June 30, 2014. These decreases were partially offset by increased business transformation costs. We incurred $15 million of business transformation costs during the three months ended June 30, 2015, while no business transformation costs were incurred during the three months ended June 30, 2014. Bad debt expense of $3 million for the three months ended June 30, 2015 decreased by $6 million compared to $9 million for the three months ended June 30, 2014. Bad debt expense as a percent of total operating revenue was 0.8% for the three months ended June 30, 2015, compared to 1.9% for the three months ended June 30, 2014.
Depreciation and Amortization. Depreciation and amortization expense of $103 million for the three months ended June 30, 2015 decreased $58 million, or 36.0%, compared to $161 million for the three months ended June 30, 2014. This decrease was primarily due to lower amortization expense associated with intangible assets of $53 million. The Company amortizes its intangible assets using the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible assets is greater in the earlier years and then steadily declines over time based on expected future cash flows. Additionally, the Company had lower amortization expense associated with capitalized software.
Interest Expense, net

Interest expense, net of interest income, of $87 million for the three months ended June 30, 2015 decreased $3 million, or 3.3%, compared to $90 million for the three months ended June 30, 2014. The decrease in interest expense, net was primarily due to lower interest expense as a result of lower outstanding debt obligations. This decrease was partially offset by an increase in non-cash interest expense. Our interest expense for the three months ended June 30, 2015 included $28 million of non-cash interest expense compared to $23 million for the three months ended June 30, 2014. Non-cash interest expense primarily represents amortization of debt fair value adjustments, amortization of debt discounts, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
Gain on Early Extinguishment of Debt
The Company recorded a gain of $1 million related to the early extinguishment of a portion of our senior secured credit facilities for the three months ended June 30, 2015. On April 8, 2015 the Company repurchased and retired debt of $8 million utilizing cash of $7 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $1 million being recorded by the Company ($1 million gain offset by less than $1 million in administrative fees and other adjustments).
(Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded income taxes based on an estimated annual effective tax rate, including the impact of discrete tax items, of approximately 1.3% and (0.1%) for 2015 and 2014, respectively. The 2015 estimated annual effective tax rate, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to the increase in the recorded valuation allowances and permanently disallowed expenses (such as non-deductible interest), partially offset by state taxes. Excluding the impact of these items, our estimated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2015. The estimated annual effective tax rate used for the three months ended June 30, 2014, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to increases in the recorded valuation allowances. The Company recorded a (benefit) for income taxes of ($2) million for the three months ended June 30, 2015 and recorded a provision for income taxes for the three months ended June 30, 2014 of less than $1 million. The difference in the estimated annual effective tax rate and the actual effective tax rate for the three months ended June 30, 2015 and 2014 of 4.5% and (0.3%), respectively, was primarily the impact of interim reporting related to the recorded discrete items and changes in the recorded valuation allowances.

Our estimated annual effective tax rate for 2015 may be subject to change in future periods. During the remainder of 2015, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax items, would be approximately 2.6%.

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

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2015
The following table sets forth our consolidated operating results for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(in millions, except %)
Operating Revenue	$793	$930	$(137)	(14.7)%
Operating Expenses
Selling	178	227	(49)	(21.6)%
Cost of service (exclusive of depreciation and amortization)	265	296	(31)	(10.5)%
General and administrative	73	73	—	—%
Depreciation and amortization	209	322	(113)	(35.1)%
Total Operating Expenses	725	918	(193)	(21.0)%
Operating Income	68	12	56	NM
Interest expense, net	172	180	(8)	(4.4)%
(Loss) Before Gain on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(104)	(168)	64	(38.1)%
Gain on early extinguishment of debt	1	—	1	NM
(Loss) Before Provision (Benefit) for Income Taxes	(103)	(168)	65	(38.7)%
Provision (benefit) for income taxes	(2)	(1)	(1)	100.0%
Net (Loss)	$(101)	$(167)	$66	(39.5)%

Operating Revenue

Operating revenue of $793 million for the six months ended June 30, 2015 decreased $137 million, or 14.7%, compared to $930 million for the six months ended June 30, 2014. The decrease in operating revenue was primarily due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio). Operating revenues related to SuperMedia's operations of $30 million for the six months ended June 30, 2014 were not included in our operating revenue as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
Operating Expense
Operating expense of $725 million for the six months ended June 30, 2015 decreased $193 million, or 21.0%, compared to $918 million for the six months ended June 30, 2014. The decrease in operating expenses was primarily due to lower amortization expense associated with intangible assets of $107 million, as well as additional operating expenses reductions and credits as described below. Operating expenses related to SuperMedia's operations of $9 million for the six months ended June 30, 2014 were not included in our operating expenses as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
Selling. Selling expense of $178 million for the six months ended June 30, 2015 decreased $49 million, or 21.6%, compared to $227 million for the six months ended June 30, 2014. The decrease in selling expense was primarily due to lower employee related costs, sales commissions, facility costs and travel expenses. Selling expenses related to SuperMedia's operations of $4 million related to sales commissions for the six months ended June 30, 2014 were not included in our operating expenses as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
Cost of Service. Cost of services expense of $265 million for the six months ended June 30, 2015 decreased $31 million, or 10.5%, compared to $296 million for the six months ended June 30, 2014. The decrease in cost of services expense was primarily due to lower printing and distribution costs as a result of lower volumes, lower employee related costs and contract services costs. These decreases were partially offset by higher digital fulfillment costs. Cost of services expenses related to SuperMedia's operations of $4 million related to printing and distribution costs for the six months ended June 30, 2014 were not included in our operating expenses as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
General and Administrative. General and administrative expense was $73 million for the six months ended June 30, 2015 and June 30, 2014. Increases in general and administrative expense were primarily driven by increased business transformation costs during the six months ended June 30, 2015 and certain one-time credits to expense during the six months ended June 30, 2014. The Company incurred $24 million of business transformation costs, which included $2 million of severance costs, during the six months ended June 30, 2015, while no business transformation costs were incurred during the six months ended June 30, 2014. During 2014, the Company recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits, which eliminated the Company's obligation to provide a subsidy for retiree health care, recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement and recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities. These increases were offset by $26 million of merger integration costs incurred during the six months ended June 30, 2014, which included $13 million of severance costs, while no merger integration costs were incurred during the six months ended June 30, 2015. The remaining decreases were primarily driven by lower employee related costs, reduced contract services costs and lower bad debt expense. Bad debt expense of $8 million for the six months ended June 30, 2015 decreased by $7 million compared to $15 million for the six months ended June 30, 2014. Bad debt expense as a percent of total operating revenue was 1.0% for the six months ended June 30, 2015, compared to 1.6% for the six months ended June 30, 2014.
Depreciation and Amortization. Depreciation and amortization expense of $209 million for the six months ended June 30, 2015 decreased $113 million, or 35.1%, compared to $322 million for the six months ended June 30, 2014. This decrease was primarily due to lower amortization expense associated with intangible assets of $107 million. The Company amortizes its intangible assets using the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible assets is greater in the earlier years and then steadily declines over time based on expected future cash flows. Additionally, the Company had lower amortization expense associated with capitalized software, partially offset by higher depreciation expense. The increased depreciation expense was due to the acceleration of depreciation expense associated with our plan to eliminate field sales offices.
Interest Expense, net

Interest expense, net of interest income, of $172 million for the six months ended June 30, 2015 decreased $8 million, or 4.4%, compared to $180 million for the six months ended June 30, 2014. The decrease in interest expense, net was primarily due to lower interest expense as a result of lower outstanding debt obligations. This decrease was partially offset by an increase in non-cash interest expense. Our interest expense for the six months ended June 30, 2015 included $53 million of non-cash interest expense compared to $45 million for the six months ended June 30, 2014. Non-cash interest expense primarily represents amortization of debt fair value adjustments, amortization of debt discounts, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
Gain on Early Extinguishment of Debt
The Company recorded a gain of $1 million related to the early extinguishment of a portion of our senior secured credit facilities for the six months ended June 30, 2015. On April 8, 2015 the Company repurchased and retired debt of $8 million utilizing cash of $7 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $1 million being recorded by the Company ($1 million gain offset by less than $1 million in administrative fees and other adjustments).
(Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. The Company recorded income taxes based on an estimated annual effective tax rate, including the impact of discrete tax items, of approximately 1.3% and (0.1%) for 2015 and 2014, respectively. The 2015 estimated annual effective tax rate, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to the increase in the recorded valuation allowances and permanently disallowed expenses (such as non-deductible interest), partially offset by state taxes. Excluding the impact of these items, our estimated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2015. The estimated annual effective tax rate used for the six months ended June 30, 2014, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to increases in the recorded valuation allowances. The Company recorded a (benefit) for income taxes of ($2) million and ($1) million for the six months ended June 30, 2015 and 2014, respectively. The difference in the estimated annual effective tax rate and the actual effective tax rate for the six months ended June 30, 2015 and 2014 of 1.9% and 0.6%, respectively, was primarily the impact of interim reporting related to the recorded discrete items and changes in the recorded valuation allowances.

Our estimated annual effective tax rate for 2015 may be subject to change in future periods. During the remainder of 2015, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax items, would be approximately 2.6%.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
The following table sets forth a summary of cash flows for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$136	$202	$(66)
Investing activities	(4)	(9)	5
Financing activities	(112)	(203)	91
Increase In Cash and Cash Equivalents	$20	$(10)	$30

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $136 million for the six months ended June 30, 2015 decreased $66 million, compared to $202 million for the six months ended June 30, 2014. This decrease was primarily due to lower cash collections associated with lower billings to clients, higher taxes paid, and cash payments related to business transformation costs of $39 million for the six months ended June 30, 2015, while no business transformation costs were paid during the six months ended June 30, 2014. These unfavorable operating activities were partially offset by reduced operating costs, decreased payroll related expenditures, $16 million in lower interest payments and lower cash payments related to merger integration costs. No merger integration costs were paid during the six months ended June 30, 2015, whereas $27 million was paid during the six months ended June 30, 2014.
Net cash used in investing activities of $4 million for the six months ended June 30, 2015 decreased $5 million compared to $9 million for the six months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, the Company incurred $9 million related to capital expenditures and capitalized software, offset by $5 million in proceeds from the sale of land and a building for the six months ended June 30, 2015.
Net cash used in financing activities of $112 million for the six months ended June 30, 2015 decreased $91 million compared to $203 million for the six months ended June 30, 2014. Net cash used in financing activities primarily represents the repayment of debt principal.

During the six months ended June 30, 2015, the Company retired debt obligations of $108 million under its senior secured credit facilities utilizing cash of $107 million. The Company made mandatory and accelerated principal payments, at par, of $100 million. In addition, on April 8, 2015 the Company repurchased and retired debt of $8 million utilizing cash of $7 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $1 million being recorded by the Company ($1 million gain offset by less than $1 million in administrative fees and other adjustments).

During the six months ended June 30, 2014, the Company retired debt obligations of $210 million under its senior secured credit facilities utilizing cash of $202 million. The Company made mandatory and accelerated principal payments, at par, of $156 million. In addition, on June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees).

During the six months ended June 30, 2015, the Company paid $5 million associated with an amendment fee related to the Dex Media West, Inc. ("DMW") senior secured credit facility.

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

2015 and 2014 Principal Payments

During the six months ended June 30, 2015, the Company retired debt obligations of $108 million under its senior secured credit facilities utilizing cash of $107 million. The Company made mandatory and accelerated principal payments, at par, of $100 million. In addition, on April 8, 2015 the Company repurchased and retired debt of $8 million utilizing cash of $7 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $1 million being recorded by the Company ($1 million gain offset by less than $1 million in administrative fees and other adjustments). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $9 million, on the Company's senior subordinated notes.

During the six months ended June 30, 2014, the Company retired debt obligations of $210 million under its senior secured credit facilities utilizing cash of $202 million. The Company made mandatory and accelerated principal payments, at par, of $156 million. In addition, on June 16, 2014 the Company repurchased and retired debt of $54 million utilizing cash of $46 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in no gain/(loss) being recorded by the Company (gain of $8 million offset by a $7 million write-off of SuperMedia's unamortized debt fair value adjustment and $1 million in administrative fees). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $8 million, on the Company's senior subordinated notes.

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

As of June 30, 2015, the Company was in compliance with all of the Financial Covenants associated with its senior secured credit facilities.

Management also evaluated compliance with its Financial Covenants associated with its senior secured credit facilities for the remainder of 2015 and 2016, using management’s most recent financial forecast. Based on its evaluation, management believes there is a risk that the Company may not be in compliance with its Financial Covenants in the latter half of 2015 for two of its senior secured credit facilities, and in 2016 for a third senior secured credit facility. In addition, all of the senior secured credit facilities mature on December 31, 2016 and the senior subordinated notes mature on January 29, 2017.

Because the Company may not be in compliance with its Financial Covenants and it lacks the cash flow from operations to fully pay the senior secured credit facilities and senior subordinated notes at maturity, the Company will have to seek a restructuring, an amendment or refinancing of its debt, or if necessary, pursue additional debt or equity offerings, in advance of its debt becoming due. If we are unable to restructure our capital structure, we may consider filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Accordingly, and as announced by the Company on July 10, 2015, the Company has retained financial advisors Moelis & Company LLC and Alvarez & Marsal North America, LLC and legal advisors Kirkland & Ellis LLP to advise management and the board of directors in their evaluation of the Company’s capital structure, among other things.

Recent Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, "Technical Corrections and Improvements," ("ASU 2015-10"). ASU 2015-10 covers a wide range of topics in the FASB Accounting Standards Codification (the "Codification"). The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including the adoption in an interim period. All other amendments in this update were effective June 2015. The Company does not anticipate that the adoption of this accounting guidance will have a material impact on its financial statements.
In May 2015, FASB issued ASU No. 2015-08, "Business Combinations (Topic 805): Pushdown Accounting," ("ASU 2015-08"). ASU 2015-08 amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. ASU 2015-08 provides guidance for the measurement of certain transfers between entities under common control in the separate financial statements of each entity. The amendments in ASU 2015-08 became effective immediately. The adoption of this accounting guidance did not have a material impact on the Company's financial statements.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)," ("ASU 2015-07"). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The amendments in ASU 2015-07 are effective for public business entities retrospectively for fiscal years beginning after December 15, 2015, and for interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-04, "Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets," ("ASU 2015-04"). ASU 2015-04 provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan asset and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined plan assets and obligations to reflect those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan asset and obligations for other events that occur between the month-end measurement and the entity's fiscal year-end that are not caused by the entity. The amendments in ASU 2015-04 are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective retrospectively for fiscal years beginning after December 15, 2015, and for interim periods within those years. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.
In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," ("ASU 2015-01"). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary, even if they ultimately would conclude it is not. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. A reporting entity also may apply the amendments retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

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

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $1 million for the six months ended June 30, 2015. For additional information related to the Company's debt obligation and interest rates, see Note 7 - Long-Term Debt to our consolidated financial statements included in this report.

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

As previously disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2014, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014 and concluded that internal controls over financial reporting were not effective as of December 31, 2014, due to a material weakness associated with ineffective general computing controls for certain information systems that are used for accounts receivable and revenue recognition. These ineffective general computing controls were related to weak system access and change management controls. In addition, certain review controls were not performed at a sufficient level of precision to detect if these systems were producing complete and accurate information. However, management concluded that this material weakness did not produce a material misstatement to our financial statements or related disclosures included in our annual report on Form 10-K for the year ended December 31, 2014.

In the first half of 2015, management began implementing a comprehensive remediation plan, to correct the material weakness and to improve our internal controls over financial reporting. Specifically, beginning in April 2015, the Company has implemented new general computing controls associated with system access and change management for the information systems that are used for accounts receivable and revenue recognition. Management’s remediation plan will also address the design and implementation of effective review controls to ensure the completeness and accuracy of system generated information.

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

Changes in Internal Controls Over Financial Reporting

Except for the changes in internal controls to begin remedial actions described above, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material adverse effect on its consolidated statements of comprehensive (loss).

Murphy, Noe & Palmer v. Verizon Communications, et.al.; Civil Action No.3:09-cv-2262-G. - On November 25, 2009, three retirees, Philip A., Murphy, Jr., Sandra R. Noe, and Claire M. Palmer, brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas (Dallas Division), against both the Employee Benefits Committee and pension plans of Verizon and the Employee Benefits Committee ("EBC") and pension plans of SuperMedia.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. Plaintiffs allege that Verizon transferred them against their will from the Verizon pension plans to SuperMedia pension plans at or near the time of SuperMedia's spin-off from Verizon.  They allege that both the Verizon and SuperMedia defendants failed to provide requested plan documents, which would entitle the Plaintiffs to statutory penalties under ERISA, that both the Verizon and SuperMedia defendants breached their fiduciary duty for refusal to disclose pension plan information, and other class action counts aimed solely at the Verizon defendants. Plaintiffs sought class action status, statutory penalties, damages and a reversal of the employee transfers.  The SuperMedia Defendants filed their Motion to Dismiss the entire Complaint on March 10, 2010. On October 18, 2010, the Court dismissed all claims against the SuperMedia pension plans and all the claims against SuperMedia's EBC relating to the production of documents and statutory penalties for failure to produce same. The only claims that remained against SuperMedia were procedural ERISA claims against SuperMedia's EBC. On November 1, 2010, SuperMedia's EBC filed its answer to the Complaint. On November 4, 2010, SuperMedia's EBC filed a Motion to Dismiss one of the two remaining procedural ERISA claims against the EBC. Pursuant to an agreed Order, Plaintiffs obtained class certification against the Verizon defendants. After obtaining permission from the Court, the Plaintiffs filed another amendment to the Complaint, alleging a new count against SuperMedia's EBC. SuperMedia's EBC filed another motion to dismiss the amended complaint and filed a summary judgment motion before the deadline set by the scheduling order. On March 26, 2012, the Court denied SuperMedia's EBC's motion to dismiss. On September 16, 2013, the Court granted the Defendants’ summary judgments, denied the Plaintiffs’ Summary

Judgment, and entered a take nothing judgment in favor of the SuperMedia EBC. Plaintiffs filed an appeal to the Circuit Court of Appeals for the Fifth Circuit, Oral argument was held on September 4, 2014. On October 14, 2014, the appellate court affirmed the decision of the District Court. Plaintiffs filed a Petition for Writ for Certiorari to the U.S. Supreme Court on February 17, 2015, which was denied on June 1, 2015. This matter is now concluded.

Bruce Fulmer, et. al. v. Scott W. Klein, Donald B. Reed, Stephen L. Robertson, Thomas S. Rogers, Paul E. Weaver, John J. Mueller, Jerry V. Elliott, Samuel D. Jones, Katherine J. Harless, The Employee Benefits Committee, Georgia Scaife, William Gist, Steven Garberich, Clifford Wilson, Bill Mundy, Andrew Coticchio, the Human Resources Committee and John Does 1-20; Case No. 3:09-cv-2354-N - On December 10, 2009, Bruce Fulmer, a former Idearc Media employee who has a history of litigation against the Company, individually and behalf of others allegedly similarly situated (“Plaintiff”), filed a putative class action in the United States District Court for the Northern District of Texas (Dallas Division), against certain officers, directors and members of the Company’s Executive Benefits Committee (“Defendants”). Plaintiff claims Defendants breached fiduciary duties in violation of ERISA in administrating various savings plans from November 17, 2006 to March 31, 2009 and seeks to recover losses to the plans. On April 1, 2010, Randy Kopp, another former Idearc Media employee filed a similar case, which has been consolidated with the Fulmer matter. Plaintiffs originally alleged, among other claims, that Defendants breached a duty of prudence, duty of loyalty, and duty to monitor by wrongfully allowing all the plans to invest in Idearc’s common stock. On March 16, 2011, the Court granted the Defendants’ Motion to Dismiss the consolidated Complaint, and on March 15, 2012, following amendment, the Court again granted the Defendants’ Motion to Dismiss. On July 9, 2013, the U.S. Court of Appeals for the Fifth Circuit affirmed the dismissal. On July 1, 2014, the U.S. Supreme Court granted Plaintiffs’ petition for certiorari, vacated the judgment, and remanded for further consideration. On August 7, 2014, the Court of Appeals for the Fifth Circuit remanded to the District Court. On February 17, 2015, Plaintiffs filed a Second Amended Consolidated Complaint, reasserting claims based on allowing plans to invest in Idearc common stock. Plaintiffs seek unspecified compensatory damages and reimbursement for litigation expenses. On April 1, 2015, Defendants moved to dismiss the Amended Complaint, which is currently pending before the District Court. SuperMedia intends to honor its indemnification obligations and vigorously defend the allegations on behalf of Defendants.

U.S. Bank National Association v. Andrew Coticchio and Verizon Communications, Inc. - On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia in 2009, filed suit against Verizon Communications and SuperMedia’s former Chief Financial Officer (“Defendants”) in the Supreme Court of the State of New York, New York County. Plaintiff alleges that Verizon Communications improperly formed SuperMedia prior to the spin-off from Verizon by not having the requisite number of directors under Delaware law and that since SuperMedia was improperly formed, the former CFO did not have authority to execute its note on behalf of SuperMedia. Plaintiff seeks unpaid principal and interest from when the notes were impacted by the bankruptcy. SuperMedia plans to honor its indemnification obligation and vigorously defend the allegations on behalf of the Defendants.

Item 1A. Risk Factors

Other than set forth below, there have been no material changes in our risk factors from those disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors, in addition to the risk factor and other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Our common stock may be at risk for delisting from Nasdaq. A delisting of our common stock is likely to reduce the liquidity and market price of our common stock.
On June 30, 2015, we received a deficiency notice from Nasdaq stating that for the last 30 days we had not met the $15 million minimum market value of publicly held shares continued listing standard, as required by Nasdaq Listing Rule 5450(b)(3)(C). As provided in the Nasdaq rules, we have 180 calendar days, or until December 28, 2015 to regain compliance. In order to regain compliance, the market value of our publicly held shares must be $15 million or more for a minimum of ten consecutive days at any time prior to December 28, 2015. If we fail to regain compliance during this period, our common stock will be subject to delisting by Nasdaq.
Delisting from Nasdaq would make trading our common stock more difficult for investors, potentially leading to further declines in our stock price. Without a Nasdaq listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock would likely decline.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the over-the-counter market or “pink sheets,” where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq Global Select Market, will be listed on a national securities exchange, a national quotation service, the over-the-counter market or the pink sheets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended June 30, 2015 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan or Dex Media Equity Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	333	$4.35	—	—
May 1, 2015 - May 31, 2015	—	—	—	—
June 1, 2015 - June 30, 2015	—	—	—	—
Total	333	$4.35	—	—

The Company does not have an active share repurchase program.

Item 6. Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of Dex Media, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 3, 2013).

3.2	Amended and Restated Bylaws of Dex Media, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed May 3, 2013)

3.3
Certificate of Change of Registered Agent and Registered Office of Dex Media, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013, Commission File No. 001-35895).

10.1^	Separation Agreement and Release as of May 5, 2015, by and between Dex Media, Inc. and Del Humenik (filed herewith)

31.1	Certification of Joseph A. Walsh filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul D. Rouse filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph A. Walsh and Paul D. Rouse filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Electronically filed herewith.
^ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.

Date:	August 7, 2015	By:	/s/ Joseph A. Walsh
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

10.1^	Separation Agreement and Release as of May 5, 2015, by and between Dex Media, Inc. and Del Humenik (filed herewith)

31.1	Certification of Joseph A. Walsh filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul D. Rouse filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph A. Walsh and Paul D. Rouse filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Electronically filed herewith.
^ Management contract or compensatory plan.

______________________