Form 10-Q
period 2015-09-30
DEX MEDIA, INC.
filed 2015-11-06
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 30, 2015, there were 17,563,744 shares of the registrant's common stock outstanding.

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
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements, as they are not guarantees of future performance. Forward-looking statements provide current expectations with respect to our financial performance and future events with respect to our business and industry in general. Forward-looking statements are based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:
•    our ability to provide assurance for the long-term continued viability of our business;
•    our non-compliance with certain covenants under our senior secured credit facilities and our senior subordinated notes;

•	our ability to comply with the forbearance agreement with respect to our senior secured credit facilities or the risk that the forbearance agreement is terminated;

•	limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of our credit facilities;

•	limited access to capital markets and increased borrowing costs resulting from our leveraged capital structure and debt ratings;

•	our ability to obtain additional financing or refinance our existing indebtedness on satisfactory terms or at all;

•	our ability to accurately report our financial results due to material weaknesses in our internal control over financial reporting;

•	changes in our credit rating;

•	changes in our operating performance;

•	our ability to implement our business transformation program as planned;

•	our ability to realize the anticipated benefits in the amounts and at the times expected from the business transformation program;

•	the risk that the amount of costs associated with our business transformation program will exceed estimates;

•	the risk that our common stock may be delisted from The Nasdaq Stock Market LLC;

•	reduced advertising spending and increased contract cancellations by our clients, which causes reduced revenue;

•	declining use of print yellow page directories by consumers;

•	our ability to collect trade receivables from clients to whom we extend credit;

•	credit risk associated with our reliance on small and medium sized businesses as clients;

•	our ability to anticipate or respond to changes in technology and user preferences;

•	our ability to maintain agreements with major Internet search and local media companies;

i

•	competition from other yellow page directory publishers and other traditional and new media including increased competition from existing and emerging digital technologies;

•	changes in the availability and cost of paper and other raw materials used to print our directories;

•	our reliance on third-party providers for printing, publishing and distribution services;

•	our ability to attract and retain qualified key personnel;

•	our ability to maintain good relations with our unionized employees;

•	changes in labor, business, political and economic conditions;

•	changes in governmental regulations and policies and actions of federal, state and local municipalities impacting our businesses;

•	the outcome of pending or future litigation and other claims; and

•	other events beyond our control that may result in unexpected adverse operating results.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014

Operating Revenue	$364	$452	$1,157	$1,382

Operating Expenses
Selling	84	106	262	333
Cost of service (exclusive of depreciation and amortization)	123	144	388	440
General and administrative	52	16	125	89
Depreciation and amortization	101	161	310	483
Total Operating Expenses	360	427	1,085	1,345
Operating Income	4	25	72	37
Interest expense, net	88	89	260	269
(Loss) Before Gains on Early Extinguishment of Debt and (Benefit) for Income Taxes	(84)	(64)	(188)	(232)
Gains on early extinguishment of debt	—	2	1	2
(Loss) Before (Benefit) for Income Taxes	(84)	(62)	(187)	(230)
(Benefit) for income taxes	(17)	(3)	(19)	(4)
Net (Loss)	$(67)	$(59)	$(168)	$(226)

Other Comprehensive (Loss)
Adjustments for pension and other post-employment benefits, net of taxes	2	5	4	9
Comprehensive (Loss)	$(65)	$(54)	$(164)	$(217)

Basic and diluted (loss) per common share	$(3.88)	$(3.41)	$(9.66)	$(13.08)
Basic and diluted weighted-average common shares outstanding	17.4	17.3	17.4	17.3

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	At September 30, 2015	At December 31, 2014

Assets
Current Assets
Cash and cash equivalents	$192	$171
Accounts receivable, net of allowances of $29 and $30	124	151
Deferred directory costs	121	161
Deferred tax assets	47	—
Prepaid expenses and other	23	14
Total current assets	507	497
Fixed assets and capitalized software, net	38	64
Goodwill	315	315
Intangible assets, net	515	794
Pension assets	42	45
Other non-current assets	2	7
Total Assets	$1,419	$1,722

Liabilities and Shareholders' (Deficit)
Current Liabilities
Current maturities of long-term debt	$2,298	$124
Accounts payable and accrued liabilities	111	167
Accrued interest	29	20
Deferred revenue	68	93
Total current liabilities	2,506	404
Long-term debt	—	2,272
Employee benefit obligations	117	127
Deferred tax liabilities	65	30
Unrecognized tax benefits	11	11
Other liabilities	4	—

Shareholders' (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 17,565,811 shares at September 30, 2015 and 17,608,580 shares at December 31, 2014	—	—
Additional paid-in capital	1,556	1,554
Retained (deficit)	(2,759)	(2,591)
Accumulated other comprehensive (loss)	(81)	(85)
Total shareholders' (deficit)	(1,284)	(1,122)
Total Liabilities and Shareholders' (Deficit)	$1,419	$1,722

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2015	2014

Cash Flows from Operating Activities
Net (loss)	$(168)	$(226)
Reconciliation of net (loss) to net cash provided by operating activities:
Depreciation and amortization	310	483
Provision for deferred income taxes	(14)	(4)
Provision for unrecognized tax benefits	—	(6)
Provision for bad debts	15	20
Non-cash interest expense	82	69
Stock-based compensation expense	2	2
Employee retiree benefits	7	(5)
Employee benefit plan amendments	—	(42)
Gains on early extinguishment of debt	(1)	(2)
Changes in assets and liabilities:
Accounts receivable	12	47
Deferred directory costs	40	24
Other current assets	3	8
Accounts payable and accrued liabilities	(86)	(60)
Other items, net	(3)	(3)
Net cash provided by operating activities	199	305

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(11)	(15)
Sales of fixed assets	5	—
Net cash (used in) investing activities	(6)	(15)

Cash Flows from Financing Activities
Debt repayments	(167)	(300)
Debt issuance costs and other financing items, net	(5)	(1)
Net cash (used in) financing activities	(172)	(301)

Increase (decrease) in cash and cash equivalents	$21	$(11)

Cash and cash equivalents, beginning of year	171	156
Cash and cash equivalents, end of period	$192	$145

Supplemental Information
Cash interest on debt	$177	$209
Cash income taxes, net	$7	$4

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1
Business and Basis of Presentation

Business

Dex Media, Inc. (“Dex Media”, “we”, “our”, or the “Company”) is a leading provider of local marketing solutions to more than 400,000 business clients across the United States. Our approximately 1,600 sales employees work directly with our clients to provide multiple local marketing solutions to help our clients connect with their customers.
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

Our print yellow page directories are co-branded with various local telephone service providers; including Verizon Communications Inc. (“Verizon”), AT&T Inc., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. All inter-company transactions have been eliminated. The Company is managed as a single business segment. These unaudited interim financial statements, prepared in accordance with GAAP, do not contain all information and footnote disclosures normally included in audited annual financial statements and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the nine months ended September 30, 2015 may not be indicative of results of operations for the 2015 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

The accompanying consolidated financial statements included in this report have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The ability of Dex Media to continue as a going concern is predicated upon, among other things, our success in our capital restructuring efforts. While we are committed to pursuing the various options to restructure our capital, there can be no assurance that the capital restructuring plans will be successfully completed; and therefore, there is uncertainty about our ability to realize our assets or satisfy our liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Capital Restructuring

As announced by the Company on July 10, 2015, the Company retained financial advisors Moelis & Company LLC and Alvarez & Marsal North America, LLC and legal advisors Kirkland & Ellis LLP to advise management and the board of directors in their evaluation of the Company’s capital structure, among other things. As announced by the Company on September 30, 2015, certain of the Company’s lenders formed an Ad Hoc Group for the purposes of negotiating a restructuring of the Company’s senior secured credit facilities and have engaged in such negotiations with the Company. The Ad Hoc Group has retained Houlihan Lokey as the Group’s financial advisor and Milbank, Tweed, Hadley & McCloy as the Group’s legal advisor. In addition, effective October 12, 2015, the Company appointed Andrew D.J. Hede as Chief Restructuring Officer, pursuant to an agreement between the Company and Alvarez & Marsal North America, LLC. During the three and nine months ended September 30, 2015, the Company incurred $6 million of capital restructuring costs related to advisory fees.

As of September 30, 2015, the Company has debt obligations with a carrying value of $2,298 million, and a par value of $2,439 million. Our debt obligations are comprised of four senior secured credit facilities with a carrying value of $2,037 million, and a par value of $2,178 million, and senior subordinated notes with a carrying and par value of $261 million. All of the senior secured credit facilities mature on December 31, 2016 and the senior subordinated notes mature on January 29, 2017.

For each senior secured credit facility, we are required to maintain compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant (the “Financial Covenants”). In the event of a covenant default by one of the senior secured credit facilities, the lenders may declare the debt outstanding due and payable, and if demand is made, failure to satisfy such claims in full would in turn trigger a default under all of the other senior secured credit facilities.

As of September 30, 2015, the Company was in compliance with all of the Financial Covenants associated with its senior secured credit facilities.

Management also evaluated compliance with its Financial Covenants associated with its senior secured credit facilities for the remainder of 2015 and 2016, using management’s most recent financial forecast. Based on its evaluation, management believes there is a risk that the Company may not be in compliance with its Financial Covenants in the fourth quarter of 2015 and in 2016 for any or all of the senior secured credit facilities.

Because the Company lacks the cash flow from operations to fully pay the senior secured credit facilities and senior subordinated notes, in the event of default or at maturity, the Company is seeking a restructuring, an amendment or refinancing of its debt, or if necessary, pursue additional debt or equity offerings, in advance of its debt becoming due. Among the alternatives, we are considering a restructuring through a “pre-packaged”, or “pre-negotiated”, or similar plan of reorganization under federal bankruptcy laws. The Company believes that any restructuring could result in (i) holders of the common stock of the Company receiving no value for their holdings; (ii) a substantial reduction in the principal amount and modification of the terms of the senior secured credit facilities and senior subordinated notes; and (iii) holders of the Company’s indebtedness receiving an equity interest in the Company. The Company and its advisors continue to work with representatives of the holders of both the senior secured credit facilities and the senior subordinated notes in this regard. If we are unable to achieve a “pre-packaged”, “pre-negotiated”, or similar plan of reorganization, it could be necessary that we file for reorganization under federal bankruptcy laws in any event. Any bankruptcy by or against us would subject us to various risks related to, including, among other things, (i) our ability to continue as a going concern; (ii) our ability to obtain the approval of the U.S. Bankruptcy Court (the “Bankruptcy Court”) with respect to motions in the bankruptcy proceedings and the outcomes of Bankruptcy Court rulings of the proceedings in general; (iii) the length of time of any bankruptcy; (iv) our ability to develop, consummate and implement a plan of reorganization with respect to any bankruptcy proceedings; and (v) risks associated with third-party motions and other pleadings in bankruptcy proceedings, which may interfere with our ability to formulate and implement a plan of reorganization.

A restructuring consummated in a proceeding under federal bankruptcy laws could result in significant changes to the Company’s current debt and equity structure. Such a restructuring could result in the Company’s assets and liabilities being re-valued using “fresh start reporting” upon emergence from bankruptcy as required by ASC 852 “Reorganizations”.

On October 30, 2015, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) by and among the Company, certain of the Company’s direct and indirect subsidiaries, JPMorgan Chase Bank, N.A. (“JPM”) as an agent under (i) the Amended and Restated Credit Agreement, dated as of April 30, 2013 (the “Dex East Credit Agreement”), by and among Dex Media East, Inc. (“DME”), as borrower, the Company, Dex Media Holdings, Inc. (“Holdings”), JPM, as administrative agent and collateral agent, and each of the lenders from time to time party thereto; (ii) the Amended and Restated Credit Agreement, dated as of April 30, 2013 (the “Dex West Credit Agreement”), among Dex Media West, Inc.(“DMW”), as borrower, the Company, Holdings, JPM, as administrative agent and collateral agent, and each of the lenders from time to time party thereto; and (iii) the Amended and Restated Loan Agreement, dated as of April 30, 2013 (the “SuperMedia Credit Agreement”), by and among SuperMedia, Inc. (“SuperMedia”), as borrower, the Company, JPM, as administrative agent and collateral agent, and each of the lenders from time to time party thereto; Deutsche Bank Trust Company Americas (“DB”) as an agent under the Fourth Amended and Restated Credit Agreement, dated as of April 30, 2013 (the “RHD Credit Agreement”) and, collectively with the Dex East Credit Agreement, the Dex West Credit Agreement and the SuperMedia Credit Agreement, (the “Credit Agreements” or “senior secured credit facilities”), by and among R.H. Donnelley Inc. (“RHD”), as borrower, the

Company, DB, as administrative agent and collateral agent (in its capacity as such and, collectively with JPM in its capacity as administrative agent and collateral agent under the Dex East Credit Agreement, the Dex West Credit Agreement, the Super Media Credit Agreement and as the shared collateral agent, (the “Agents”) and each of the lenders from time to time party thereto; and each lender under the Credit Agreements executing the Forbearance Agreement (the “Subject Lenders”).

Pursuant to the terms of the Forbearance Agreement, the Agents and Subject Lenders have agreed that they will forbear, during the Forbearance Period (as defined below), from exercising rights and remedies (including enforcement and collection actions) with respect to or arising out of the events of default that occurred as a result of the borrowers under the Credit Agreements (i) potentially failing to comply with the maximum leverage and interest coverage ratios under the Credit Agreements for the fiscal quarter ended September 30, 2015 (the “Potential Financial Covenant Default”) and (ii) the Company failing to satisfy its obligation to make an interest payment on September 30, 2015 related to the notes (the “Subordinated Notes” or “senior subordinated notes”) issued under the Indenture (the “Indenture”), dated January 29, 2010, by and between the Company’s predecessor, R.H. Donnelley Corporation and The Bank of New York Mellon, as trustee (the “Trustee”), as amended by the First Supplemental Indenture, dated as of April 30, 2013, between the Company and the Trustee (the “Payment Default” and, together with the Potential Financial Covenant Default, the “Specified Events of Default”).

The forbearance period (the “Forbearance Period”) under the Forbearance Agreement will expire on the earliest to occur of (i) any representation or warranty made by or on behalf of the Company in or in connection with the Forbearance Agreement or in any certificate furnished to or in connection with the Forbearance Agreement or the Credit Agreements and related agreements shall prove to have been incorrect in any material respect (or in any respect to the extent such representation or warranty is qualified by materiality) when made or deemed made; (ii) a failure by the Company to perform or comply with any covenant or term of the Forbearance Agreement; (iii) receipt by either of the Agents from the Company of a payment notice with respect to the Subordinated Notes; (iv) the making of payment of principal or interest, or certain fees with respect to the Subordinated Notes; (v) receipt by the Company (and expiration of four business days thereafter) of a notice of termination from the Agents under the Credit Agreements based upon the Trustee or any holders of the Subordinated Notes directly or indirectly exercising any of their remedies, including any acceleration of the indebtedness under the Subordinated Notes; (vi) upon two business days after the date the Company receives a notice of termination from the Agents as a result of the Trustee or any holders of the Subordinated Notes commencing foreclosure proceedings or commencing a seizure of the Company’s assets; (vii) any event of default under the Credit Agreements other than the Specified Events of Default, shall occur and be continuing; and (viii) 11:59 p.m. (New York time) on November 23, 2015.

In the Forbearance Agreement, the Company agreed to provide the Agents’ and Subject Lenders’ advisors reasonable access to the Company’s officers, facilities and books and records and otherwise reasonably cooperate in connection with the Agents’ and Subject Lenders’ due diligence investigations. The Company also agreed to make its officers available to discuss the Company’s business and operations with the Agents’ and Subject Lenders’ advisors. As a condition to the effectiveness of the Forbearance Agreement, the Company paid the reasonable and documented fees of the Agents.

In connection with entering into the Forbearance Agreement, the Company received a term sheet (the “Term Sheet”) and accompanying Restructuring Support Agreement (“RSA”) from the steering committee of the ad hoc group of the Subject Lenders (the “Steering Committee”) that hold over 50% of claims arising out of or related to each of the Credit Agreements, which incorporated the material terms of a global restructuring plan to restructure the Company’s balance sheet. The Company and its advisors are currently engaged in productive negotiations with the Steering Committee and their advisors regarding the RSA and Term Sheet, with a goal of agreeing on the material terms of a consensual restructuring between and among the Company, the Agents, and the Subject Lenders.

The Company elected not to make the semi-annual interest payment due on September 30, 2015 on its senior subordinated notes. Because such default was not cured for a period of 30 days, this nonpayment constitutes an event of default, and as a result, the Trustee, at the request of the holders of a majority in aggregate outstanding principal amount of the senior subordinated notes, has declared the senior subordinated notes to be immediately due and payable on November 2, 2015. This action by the Trustee triggered cross-defaults under the Credit Agreements. As a result of such cross-defaults, the obligations under each of the Credit Agreements could be accelerated and declared immediately due and payable under the terms of the Credit Agreements. On November 4, 2015, the Agents delivered notice of their election to effect a 179-day payment blockage with respect to the senior subordinated notes pursuant to the terms of the Indenture.
Due to these cross-defaults and the risk that the Company may not be in compliance with its Financial Covenants in the fourth quarter of 2015 and in 2016 for any or all of the senior secured credit facilities, the Company’s total outstanding debt of $2,298 million has been classified as current maturities of long-term debt in the accompanying balance sheet at September 30, 2015.

Additionally, the Company reclassified its related debt issuance costs to prepaid expenses and other, and the deferred tax assets and liabilities associated with our debt obligations from non-current to current on our consolidated balance sheet as of September 30, 2015.
For additional information on our outstanding debt obligations, see Note 7 - Debt Obligations.

Notice of Deficiency from Nasdaq

Our common stock is traded on The Nasdaq Stock Market LLC (“Nasdaq”). On June 30, 2015, the Company received a deficiency notice from Nasdaq stating that for the last 30 days the Company had not met the $15 million minimum market value of publicly held shares continued listing standard (the “Minimum Market Value Requirement”), as required by Nasdaq Listing Rule 5450(b)(3)(C). As provided in the Nasdaq rules, the Company has 180 calendar days, or until December 28, 2015 to regain compliance. In order to regain compliance, the Company’s market value of publicly held shares must be $15 million or more for a minimum of ten consecutive days at any time prior to December 28, 2015.

On August 6, 2015, the Company received a deficiency notice from Nasdaq stating that for the last 30 consecutive days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”), as required by Nasdaq Listing Rule 5450(a)(1). As provided in the Nasdaq rules, the Company has 180 calendar days, or until February 2, 2016, to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this compliance period. If the Company does not regain compliance with the Minimum Bid Price Requirement by February 2, 2016, the Company may be afforded a second 180 calendar day period to regain compliance if, on February 2, 2016, the Company meets the continued listing requirement for market value of publicly held shares and all other initial Nasdaq listing standards, with the exception of the Minimum Bid Price Requirement. In that event the Company would need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If the Company fails to regain compliance with the Minimum Market Value Requirement and/or the Minimum Bid Price Requirement, as applicable, during the applicable compliance periods, the Company’s common stock will be subject to delisting by Nasdaq. The notifications of noncompliance have no immediate effect on the listing of the Company’s common stock on The Global Select Market under the symbol “DXM”.

Recent Accounting Pronouncements
In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, ”Technical Corrections and Improvements," ("ASU 2015-10"). ASU 2015-10 covers a wide range of topics in the FASB Accounting Standards Codification (the "Codification"). The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including the adoption in an interim period. All other amendments in this update were effective June 2015. The Company does not anticipate that the adoption of this accounting guidance will have a material impact on its financial statements.
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

Note 2
Merger

Dex Media was created as a result of the merger between Dex One Corporation (“Dex One”) and SuperMedia on April 30, 2013. The merger was completed pursuant to the Amended and Restated Agreement and Plan of Merger dated as of December 5, 2012 (the “Merger Agreement”), which provided, among other things, that if either Dex One or SuperMedia were unable to obtain the requisite consents to the merger from their respective stockholders and to the contemplated amendments to their respective financing agreements from their senior secured lenders to consummate the transactions on an out-of-court basis, the merger could be effected through voluntary pre-packaged plans of reorganization (“the Prepackaged Plans”) under Chapter 11 of Title 11 of the United States Code (“Chapter 11”). Because neither Dex One nor SuperMedia were able to obtain the requisite consents to complete the merger out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed pre-packaged bankruptcy petitions under Chapter 11 on March 18, 2013, in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On April 29, 2013, the Bankruptcy Court entered separate orders confirming each of the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia consummated the merger and other transactions contemplated by the Merger Agreement and emerged from Chapter 11 protection. Effective with the emergence from bankruptcy and the consummation of the merger, each share of Dex One common stock was converted into 0.2 shares of common stock of Dex Media and each share of SuperMedia common stock was converted into 0.4386 shares of common stock of Dex Media.

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

Prior to the merger with Dex One, SuperMedia had $386 million of deferred revenue and $122 million of deferred directory costs on its consolidated balance sheet. As a result of acquisition accounting, the fair value of deferred revenue at April 30, 2013 for SuperMedia was determined to have no value, equating to $386 million of revenue that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. SuperMedia had minimal, if any, remaining performance obligations related to its clients who previously contracted for advertising, thus, no value was assigned to its deferred revenue. The fair value of deferred directory costs as of April 30, 2013 for SuperMedia was determined to have no value, other than paper held in inventory and prepayments associated with future publications. These costs did not have any future value since SuperMedia has already incurred the costs to produce the clients' advertising and did not anticipate to incur any significant additional costs associated with those published directories. This equated to $93 million of cost that would have been amortized by SuperMedia from May 2013 through April 2014, that was not recognized by Dex Media. As a result, our financial results for the nine months ended September 30, 2014 excluded revenue of approximately $30 million and net income of approximately $14 million, which would have been recognized absent the effect of acquisition accounting. The exclusion of these results from the consolidated statements of comprehensive (loss) of Dex Media, did not impact our cash flows.

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

Note 3
Business Transformation Costs

On December 11, 2014, the Company announced an organizational restructuring program, the costs of which the Company has identified as business transformation costs. The program is designed to reorganize and strategically refocus the Company. The program includes the launch of virtual sales offices, enabling the Company to eliminate field sales offices, the automation of the sales process, integration of systems to eliminate duplicative systems and workforce reductions. The Company expects charges associated with the program to range from $70 million to $100 million. Inception to date, the Company has incurred costs of $79 million associated with the program.

During the three and nine months ended September 30, 2015, the Company recorded $12 million and $36 million of business transformation costs, respectively. The Company did not record any business transformation costs during the nine months ended September 30, 2014. Business transformation costs are recorded as general and administrative expense in our consolidated statements of comprehensive (loss).

The following table sets forth the components of the Company's business transformation costs for the three and nine months ended September 30, 2015.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in millions)
Severance costs	$(2)	$—
Lease related costs	5	17
System consolidation costs	8	16
Other costs	1	3
Total business transformation costs	$12	$36
During the nine months ended September 30, 2015, the Company sold land and a building for $5 million, resulting in a loss of less than $1 million which is included in other costs in the table above.
The following table reflects the liability associated with the program as of September 30, 2015.

	Beginning Balance			Ending Balance
	January 1, 2015	Expense	Payments	September 30, 2015
	(in millions)
Severance costs	$38	$—	$(32)	$6
Lease related costs	—	17	(8)	9
System consolidation costs	—	16	(16)	—
Other costs	—	3	(3)	—
Total business transformation costs	$38	$36	$(59)	$15

Note 4
Earnings (Loss) Per Share

The following table sets forth the calculation of the Company’s basic and diluted (loss) per share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net (loss)	$(67)	$(59)	$(168)	$(226)
Basic and diluted weighted-average common shares outstanding	17.4	17.3	17.4	17.3
Basic and diluted (loss) per common share	$(3.88)	$(3.41)	$(9.66)	$(13.08)

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reported period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the Company's reported net (loss) for the three and nine months ended September 30, 2015 and 2014, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of earnings per share. For both the three and nine months ended September 30, 2015 there were 0.6 million shares of the Company’s stock-based awards that had exercise prices that exceeded the average market price of the Company’s common stock. For the three and nine months ended September 30, 2014 there were no shares and 0.4 million shares of the Company’s stock-based awards, respectively, that had exercise prices that exceeded the average market price of the Company’s common stock. These shares were not included in our weighted average diluted shares outstanding.

Certain employees were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At September 30, 2015 and September 30, 2014 there were 0.1 million and 0.3 million of such participating securities outstanding, respectively. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net (loss) from continuing operations for the three and nine months ended September 30, 2015 and 2014 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

Note 5
Additional Financial Information

Consolidated Statements of Comprehensive (Loss)

General and administrative expense

The Company’s general and administrative expense for the three and nine months ended September 30, 2014 includes certain charges and credits to expense. During the three and nine months ended September 30, 2014, the Company recorded a $29 million credit to expense associated with plan amendments that reduced benefits associated with the Company's long-term disability plans and also recorded a $3 million charge to adjust the Los Alamitos property, which was held for sale, to its estimated fair value. During the nine months ended September 30, 2014, the Company recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits, which eliminated the Company’s obligation to provide a subsidy for retiree health care. Additionally, during the nine months ended September 30, 2014, the Company recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement and $5 million in credits to expense associated with the reduction of certain operating tax liabilities.
Depreciation and amortization

The following table sets forth the components of the Company's depreciation and amortization expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Amortization of intangible assets	$93	$147	$279	$440
Amortization of capitalized software	5	9	18	29
Depreciation of fixed assets	3	5	13	14
Total depreciation and amortization	$101	$161	$310	$483
Interest expense, net

The Company recorded interest expense, net of $88 million and $260 million for the three and nine months ended September 30, 2015, respectively, compared to $89 million and $269 million for the three and nine months ended September 30, 2014, respectively. Interest expense, net consists primarily of interest expense associated with our debt obligations, non-cash interest expense associated with the amortization of debt fair value adjustments, amortization of debt discounts, non-cash interest expense associated with payment-in-kind interest related to our senior subordinated notes, and non-cash interest expense associated with the amortization of deferred financing cost, offset by interest income. Non-cash interest expense was $29 million and $82 million for the three and nine months ended September 30, 2015, respectively, compared to $24 million and $69 million for three and nine months ended September 30, 2014, respectively.

Other comprehensive (loss)

The following tables set forth the components of the Company's comprehensive (loss) adjustments for pension and other post-employment benefits for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015			2014
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(67)			$(59)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains (losses) of benefit plans	$(5)	$2	(3)	$7	$(2)	5
Reclassifications included in net (loss):
Amortization of actuarial losses	1	—	1	—	—	—
Settlement losses	6	(2)	4	—	—	—
Total reclassifications included in net (loss)	7	(2)	5	—	—	—
Adjustments for pension and other post-employment benefits	$2	$—	2	$7	$(2)	5
Total comprehensive (loss)			$(65)			$(54)

	Nine Months Ended September 30,
	2015			2014
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net (loss)			$(168)			$(226)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains (losses) of benefit plans	$(6)	$2	(4)	$26	$(9)	17
Reclassifications included in net (loss):
Amortization of actuarial losses	4	(1)	3	—	—	—
Settlement losses	8	(3)	5	1	(1)	—
Plan amendments	—	—	—	(13)	5	(8)
Total reclassifications included in net (loss)	12	(4)	8	(12)	4	(8)
Adjustments for pension and other post-employment benefits	$6	$(2)	4	$14	$(5)	9
Total comprehensive (loss)			$(164)			$(217)
The following table sets forth the balance of the Company's accumulated other comprehensive (loss). All balances in accumulated other comprehensive (loss) are related to pension benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) - December 31, 2014	$(82)	$(3)	$(85)
Adjustments for pension benefits	6	(2)	4
Accumulated other comprehensive (loss) - September 30, 2015	$(76)	$(5)	$(81)

Balance Sheet

Accounts payable and accrued liabilities

The following table sets forth additional financial information related to the Company's accounts payable and accrued liabilities at September 30, 2015 and December 31, 2014.

	At September 30, 2015	At December 31, 2014
	(in millions)
Accounts payable	$14	$14
Accrued salaries and wages	27	48
Accrued severance	6	39
Accrued taxes	17	16
Accrued expenses	23	31
Customer refunds, advance payments and other	24	19
Total accounts payable and accrued liabilities	$111	$167

Fair Value of Financial Instruments

The Company's financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds of $78 million and $41 million as of September 30, 2015 and December 31, 2014, respectively. These money market funds have been recorded at fair value using Level 2 inputs.  The Company also had $6 million and $8 million held in certificates of deposit and mutual funds as of September 30, 2015 and December 31, 2014, respectively, that serve as collateral against letters of credit held primarily with our insurance carriers.  These certificates of deposit and mutual funds are classified as prepaid expenses and other on the Company's consolidated balance sheets and are valued using Level 2 inputs. The fair value of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value using Level 2 inputs of the Company’s debt obligations at September 30, 2015 and December 31, 2014.

	At September 30, 2015		At December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Senior secured credit facilities
SuperMedia Inc.	$841	$565	$841	$829
R.H. Donnelly Inc.	582	269	612	435
Dex Media East, Inc.	321	193	354	281
Dex Media West, Inc.	293	205	337	293
Senior subordinated notes	261	10	252	112
Total debt obligations	$2,298	$1,242	$2,396	$1,950

The par value of the SuperMedia Credit Agreement at September 30, 2015 was $979 million. The par value of the Dex West Credit Agreement at September 30, 2015 was $296 million.

For additional information on our outstanding debt obligations, see Note 7 - Long-Term Debt.

Note 6
Goodwill and Intangible Assets

The Company has goodwill of $315 million and definite-lived intangible assets of $515 million at September 30, 2015. The Company has four reporting units, which represent the lowest level of identifiable cash flows; RHD, DME, DMW, and SuperMedia. All four reporting units have intangible assets; however, only the SuperMedia reporting unit has goodwill.

The Company performs its annual impairment test of goodwill as of October 1, unless events and circumstances in interim periods indicate that impairment may exist. Additionally, the Company reviews its definite-lived intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable.

As disclosed in our Form 10-Q for the period ended June 30, 2015, the Company performed an interim goodwill and intangible assets impairment analysis, due to our announced potential capital restructuring, our declining security prices associated with the Company's equity, its senior secured credit facilities and senior subordinated notes, and a revised financial forecast. From its analysis, the Company determined that its goodwill and intangible assets were not impaired as of June 30, 2015.

In the third quarter, other than as disclosed in Note 1, no additional events or circumstances indicating potential impairment arose, and since our annual impairment test will be performed as of October 1, 2015, the Company concluded that an additional impairment analysis was not necessary in the third quarter.

The following table sets forth the details of the Company's intangible assets at September 30, 2015 and December 31, 2014.

	At September 30, 2015			At December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Directory services agreements	$666	$412	$254	$666	$307	$359
Client relationships	924	779	145	924	649	275
Trademarks and domain names	222	126	96	222	91	131
Patented technologies	42	24	18	42	16	26
Advertising commitment	11	9	2	11	8	3
Total intangible assets	$1,865	$1,350	$515	$1,865	$1,071	$794

Amortization expense for intangible assets was $93 million and $279 million for the three and nine months ended September 30, 2015, respectively, compared to $147 million and $440 million for the three and nine months ended September 30, 2014, respectively.

The annual amortization expense for intangible assets is estimated to be $373 million in 2015, $237 million in 2016, $103 million in 2017 and $81 million in 2018.

Note 7
Debt Obligations

The following table sets forth the Company's outstanding debt obligations at September 30, 2015 and December 31, 2014.

		Interest Rates		Carrying Value
	Maturity	At September 30, 2015	At December 31, 2014	At September 30, 2015	At December 31, 2014
				(in millions)
Senior secured credit facilities
SuperMedia Inc.	December 31, 2016	11.6%	11.6%	$841	$841
R.H. Donnelly Inc.	December 31, 2016	9.75%	9.75%	582	612
Dex Media East, Inc.	December 31, 2016	6.0%	6.0%	321	354
Dex Media West, Inc.	December 31, 2016	8.0%	8.0%	293	337
Senior subordinated notes	January 29, 2017	14.0%	14.0%	261	252
Total debt obligations				2,298	2,396
Less: current maturities of long-term debt				2,298	124
Long-term debt				$—	$2,272

Because the Company lacks the cash flow from operations to fully pay the senior secured credit facilities and senior subordinated notes, in the event of default or at maturity, the Company is seeking a restructuring, an amendment or refinancing of its debt, or if necessary, pursue additional debt or equity offerings, in advance of its debt becoming due. Among the alternatives, we are considering a restructuring through a “pre-packaged”, or “pre-negotiated”, or similar plan of reorganization under federal bankruptcy laws. The Company believes that any restructuring could result in (i) holders of the common stock of the Company receiving no value for their holdings; (ii) a substantial reduction in the principal amount and modification of the terms of the senior secured credit facilities and senior subordinated notes; and (iii) holders of the Company’s indebtedness receiving an equity interest in the Company. The Company and its advisors continue to work with representatives of the holders of both the senior secured credit facilities and the senior subordinated notes in this regard. If we are unable to achieve a “pre-packaged”, “pre-negotiated”, or similar plan of reorganization, it could be necessary that we file for reorganization under federal bankruptcy laws in any event. Any bankruptcy by or against us would subject us to various risks related to, including, among other things, (i) our ability to continue as a going concern; (ii) our ability to obtain the approval of the Bankruptcy Court with respect to motions in the bankruptcy proceedings and the outcomes of Bankruptcy Court rulings of the proceedings in general; (iii) the length of time of any bankruptcy; (iv) our ability to develop, consummate and implement a plan of reorganization with respect to any bankruptcy proceedings; and (v) risks associated with third-party motions and other pleadings in bankruptcy proceedings, which may interfere with our ability to formulate and implement a plan of reorganization.

A restructuring consummated in a proceeding under federal bankruptcy laws could result in significant changes to the Company’s current debt and equity structure. Such a restructuring could result in the Company’s assets and liabilities being re-valued using “fresh start reporting” upon emergence from bankruptcy as required by ASC 852 “Reorganizations”.

On October 30, 2015, the Company entered into the Forbearance Agreement by and among the Company, certain of the Company’s direct and indirect subsidiaries, JPM and DB, as the Agents under the Credit Agreements, and the Subject Lenders.

Pursuant to the terms of the Forbearance Agreement, the Agents and Subject Lenders have agreed that they will forbear, during the Forbearance Period, from exercising rights and remedies (including enforcement and collection actions) with respect to or arising out of the Specified Events of Default.

The Forbearance Period under the Forbearance Agreement will expire on the earliest to occur of (i) any representation or warranty made by or on behalf of the Company in or in connection with the Forbearance Agreement or in any certificate furnished to or in connection with the Forbearance Agreement or the Credit Agreements and related agreements shall prove to have been incorrect in any material respect (or in any respect to the extent such representation or warranty is qualified by materiality) when made or deemed made; (ii) a failure by the Company to perform or comply with any covenant or term of the Forbearance Agreement; (iii) receipt by either of the Agents from the Company of a payment notice with respect to the

Subordinated Notes; (iv) the making of payment of principal or interest, or certain fees with respect to the Subordinated Notes; (v) receipt by the Company (and expiration of four business days thereafter) of a notice of termination from the Agents under the Credit Agreements based upon the Trustee or any holders of the Subordinated Notes directly or indirectly exercising any of their remedies, including any acceleration of the indebtedness under the Subordinated Notes; (vi) upon two business days after the date the Company receives a notice of termination from the Agents as a result of the Trustee or any holders of the Subordinated Notes commencing foreclosure proceedings or commencing a seizure of the Company’s assets; (vii) any event of default under the Credit Agreements other than the Specified Events of Default, shall occur and be continuing; and (viii) 11:59 p.m. (New York time) on November 23, 2015.

In the Forbearance Agreement, the Company agreed to provide the Agents’ and Subject Lenders’ advisors reasonable access to the Company’s officers, facilities and books and records and otherwise reasonably cooperate in connection with the Agents’ and Subject Lenders’ due diligence investigations. The Company also agreed to make its officers available to discuss the Company’s business and operations with the Agents’ and Subject Lenders’ advisors. As a condition to the effectiveness of the Forbearance Agreement, the Company also agreed to pay all reasonable and documented fees of the Agents.

In connection with entering into the Forbearance Agreement, the Company received a Term Sheet and the accompanying RSA from the Steering Committee that hold over 50% of claims arising out of or related to each of the Credit Agreements, which incorporated the material terms of a global restructuring plan to restructure the Company’s balance sheet. The Company and its advisors are currently engaged in productive negotiations with the Steering Committee and their advisors regarding the RSA and Term Sheet, with a goal of agreeing on the material terms of a consensual restructuring between and among the Company, the Agents, and the Subject Lenders.

The Company elected not to make the semi-annual interest payment due on September 30, 2015 on its senior subordinated notes. Because such default was not cured for a period of 30 days, this nonpayment constitutes an event of default, and as a result, the Trustee, at the request of the holders of a majority in aggregate outstanding principal amount of the senior subordinated notes, has declared the senior subordinated notes to be immediately due and payable on November 2, 2015. This action by the Trustee triggered cross-defaults under the Credit Agreements. As a result of such cross-defaults, the obligations under each of the Credit Agreements could be accelerated and declared immediately due and payable under the terms of the Credit Agreements. On November 4, 2015, the Agents delivered notice of their election to effect a 179-day payment blockage with respect to the senior subordinated notes pursuant to the terms of the Indenture.
Due to these cross-defaults and the risk that the Company may not be in compliance with its Financial Covenants in the fourth quarter of 2015 and in 2016 for any or all of the senior secured credit facilities, the Company’s total outstanding debt of $2,298 million has been classified as current maturities of long-term debt in the accompanying balance sheet at September 30, 2015. Additionally, the Company reclassified its related debt issuance costs to prepaid expenses and other, and the deferred tax assets and liabilities associated with our debt obligations from non-current to current on our consolidated balance sheet as of September 30, 2015.
Debt Issuance Costs

Certain costs associated with the issuance of our senior secured credit facilities were capitalized and are included as part of prepaid expenses and other on the Company's consolidated balance sheet. At September 30, 2015, the Company has deferred debt issuance costs of $2 million on its consolidated balance sheet. These costs are amortized to interest expense over the remaining term of the related senior secured credit facilities using the effective interest method.

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia on April 30, 2013, Dex Media entered into the Credit Agreements for each of SuperMedia, DME, DMW and RHD.

SuperMedia Credit Agreement

The SuperMedia Credit Agreement interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing, at SuperMedia's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus 1.00%, plus an interest rate margin of 7.60%, or

•
 With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 8.60%. SuperMedia may elect interest periods of one, two or three months for Eurodollar borrowings.

As a result of the merger and adoption of acquisition accounting on April 30, 2013, the SuperMedia Credit Agreement was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment is being amortized as an increase to interest expense over the remaining term of the SuperMedia Credit Agreement using the effective interest method and does not impact future interest or principal payments. Amortization of the debt fair value adjustment of $23 million and $65 million was included in interest expense during the three and nine months ended September 30, 2015, respectively, compared to $19 million and $55 million for the three and nine months ended September 30, 2014, respectively. The unamortized portion of the discount as of September 30, 2015 was $138 million. The par value of the SuperMedia Credit Agreement at September 30, 2015 was $979 million.

RHD Credit Agreement

The RHD Credit Agreement interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at RHD's option, at either:

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

Dex East Credit Agreement

The Dex East Credit Agreement interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at DME's option, at either:

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

Dex West Credit Agreement

The Dex West Credit Agreement interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at DMW's option, at either:

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

Effective March 10, 2015, the Company obtained an amendment to the Dex West Credit Agreement to permit the exclusion of one-time, nonrecurring cash expenditures associated with our business transformation program from the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) that is used for the leverage ratio covenant measure. An amendment fee of $5 million was paid and recorded as a debt discount. The debt discount is being amortized as an increase to interest expense over the remaining term of the Dex West Credit Agreement using the effective interest method and does not impact future interest or principal payments. Amortization of the discount of $1 million and $2 million was included in interest expense during the three and nine months ended September 30, 2015, respectively. The unamortized portion of the debt discount at September 30, 2015 was $3 million. The par value of the Dex West Credit Agreement at September 30, 2015 was $296 million.

Senior Subordinated Notes

The Company's senior subordinated notes (the “Notes”) require interest payments, payable semi-annually on March 31 and September 30 of each year. The Notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind (“PIK”) interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ended March 31, 2015, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $9 million of Notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017. As discussed above, the Company elected not to make the semi-annual interest payment due on September 30, 2015 on its senior subordinated notes.

Principal Payment Terms for Senior Secured Credit Facilities

The Company has mandatory debt principal payments due after each quarter prior to the December 31, 2016 maturity date on its outstanding senior secured credit facilities. RHD, DME and DMW are required to pay scheduled amortization payments, plus additional prepayments at par equal to each borrower's respective Excess Cash Flow (“ECF”), multiplied by the applicable ECF Sweep Percentage as defined in the respective senior secured credit facility (60% for RHD, 50% for DMW, and 70% in 2013 and 2014 and 60% in 2015 and 2016 for DME). SuperMedia is required to make prepayments at par in an amount equal to 67.5% of any increase in Available Cash, as defined in its senior secured credit facility.

In addition to these principal payments, the Company may on one or more occasions use another portion of ECF or the increase in Available Cash, as applicable, to repurchase debt at market prices (“Voluntary Prepayments”) at a discount of face value, as defined in the respective senior secured credit facility (12.5% for SuperMedia, 20% for RHD, 30% for DMW, and 15% in 2013 and 2014 and 20% in 2015 and 2016 for DME) as determined following the end of each quarter. These Voluntary Prepayments must be made within 180 days after the date on which financial statements are delivered to the administrative agents. If a borrower does not make such Voluntary Prepayments within the 180-day period, the Company must make a prepayment at par at the end of the quarter during which such 180-day period expires.

Any remaining portion of ECF or Available Cash, may be used at the Company's discretion, subject to certain restrictions specified in each senior secured credit facility agreement.

2015 and 2014 Principal Payments

During the nine months ended September 30, 2015, the Company retired debt obligations of $168 million under its senior secured credit facilities utilizing cash of $167 million. The Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $160 million. Accelerated principal payments consist of prepayments of cash flow sweeps required under our senior secured credit facilities. In addition, on April 8, 2015 the Company repurchased and retired debt of $8 million utilizing cash of $7 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $1 million being recorded by the Company ($1 million gain offset by less than $1 million in administrative fees and other adjustments). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $9 million, on the Company's senior subordinated notes.

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

As of September 30, 2015, the Company was in compliance with all of the Financial Covenants associated with its senior secured credit facilities.

Management also evaluated compliance with its Financial Covenants associated with its senior secured credit facilities for the remainder of 2015 and 2016, using management’s most recent financial forecast. Based on its evaluation, management believes there is a risk that the Company may not be in compliance with its Financial Covenants in the fourth quarter of 2015 and in 2016 for any or all of the senior secured credit facilities.

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

Net Periodic Cost (Income)

The following table sets forth the net periodic cost (income) related to the Company's pension plans for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$—	$1	$—	$1
Interest cost	5	7	18	21
Expected return on plan assets	(7)	(10)	(23)	(28)
Amortization of net loss	1	—	4	—
Settlement losses	6	—	8	1
Net periodic cost (income)	$5	$(2)	$7	$(5)

For the three and nine months ended September 30, 2015, the Company recorded pension settlement losses of $6 million and $8 million, respectively, related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

The Company made cash contributions to its qualified pension plans of $2 million and $4 million during the three and nine months ended September 30, 2015, respectively, compared to $3 million and $6 million in the three and nine months ended September 30, 2014, respectively. We do not anticipate making any additional contributions to our qualified pension plans for the remainder of 2015.

Other Post-Employment Benefits

During the nine months ended September 30, 2014, the Company recorded a $13 million credit to general and administrative expense in its consolidated statement of comprehensive (loss) associated with the settlement of plan amendments to its other post-employment benefits, which eliminated the Company’s obligation to provide a subsidy for retiree health care.

Employee Benefits - Long-Term Disability

During the three and nine months ended September 30, 2014, the Company recorded a $29 million credit to expense associated with plan amendments that reduced benefits associated with the Company's long-term disability plans.

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement. The savings plans include the Dex Media, Inc. Savings Plan and the Dex One Restoration Plan. Substantially all of the Company's employees are eligible to participate in the plans. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plans, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. The Company recorded total savings plan expense of $3 million and $9 million for the three and nine months ended September 30, 2015, respectively, compared to $2 million and $9 million in the three and nine months ended September 30, 2014, respectively.

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

Stock-Based Compensation

The Dex Media, Inc. Equity Incentive Plan and the Dex Media, Inc. Amended and Restated Long-Term Incentive Plan (“Stock‑Based Plans”) provide for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. The maximum number of shares of Dex Media common stock authorized for issuance under the Stock-Based Plans is 1,264,911. During 2015 and 2014, the Company granted equity awards under the Stock-Based Plans.

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

Changes in the Company's outstanding restricted stock awards were as follows for the nine months ended September 30, 2015.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding restricted stock awards at January 1, 2015	213,246	$10.01
Granted	—	$—
Vested	(8,511)	$10.55
Forfeitures	(61,414)	$10.01
Outstanding restricted stock awards at September 30, 2015	143,321	$10.00

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

•	Expected life is calculated based on the average life of the vesting term and the contractual life of each award; and

•	The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average stock option fair values and assumptions for the nine months ended September 30, 2015 are disclosed in the following table.

Nine Months Ended
September 30, 2015
Weighted average fair value	$4.50
Dividend yield	—
Volatility	55.35%
Risk-free interest rate	1.67%
Expected life (in years)	6.49
Changes in the Company's outstanding stock option awards were as follows for the nine months ended September 30, 2015.

	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1, 2015	909,799	$9.17	9.31	$408,757
Granted	30,972	$8.25	10.00	—
Exercises	—	$—	—	—
Forfeitures/expirations	(358,733)	$10.11	8.10	—
Outstanding stock option awards at September 30, 2015	582,038	$8.54	8.88	$—

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized for the three and nine months ended September 30, 2015 and 2014. These costs were recorded as part of general and administrative expense on the Company's consolidated statements of comprehensive (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Stock-based compensation expense	$1	$—	$2	$2

As of September 30, 2015, unrecognized stock-based compensation expense related to the unvested portion of the Company's restricted stock and stock option awards was $2 million, and is expected to be recognized over a weighted-average period of approximately 2.0 years.

Cash Long-Term Incentive Plan
The Dex Media, Inc. 2013-2015 Cash Long-Term Incentive Plan provided to designated eligible employees the opportunity to earn an incentive cash payment based upon the achievement of the performance goals established for each of the measurement periods, with each of the respective fiscal years representing one measurement period. Following the introduction of the Value Creation Program in the fourth quarter of 2014, the Company did not grant any awards under this plan for the 2015 measurement period. These awards are classified as liability awards based on the criteria established by the applicable accounting rules. During the three and nine months ended September 30, 2015, the Company recorded a $2 million credit to expense related to Cash Long-Term Incentive Plan forfeitures. During the three and nine months ended September 30, 2014 the Company recorded $2 million and $5 million, respectively, related to the Cash Long-Term Incentive Plan.
Value Creation Programs
Effective October 14, 2014, the Company adopted the Value Creation Program (“VCP”). The VCP enables the Company to retain and award designated executive employees by providing an opportunity to receive long-term compensation based on the net value creation in the Company. The bonus pool under the VCP represents 7% of the total “Value Creation” under the program and is comprised of 700,000 award units. To the extent not all of the units are awarded by the end of the performance period, the unallocated units will be allocated to the participating executives in proportion to the number of units awarded each executive. As of September 30, 2015, participating executives had been granted 640,000 units.
During 2015, the Company implemented the Value Creation Program Two (“VCP2”), to provide certain other employees with an opportunity to receive long-term compensation based on the same net value creation in the Company as defined in the VCP. As of September 30, 2015, participating employees had been granted 33,590 units. Each unit under the VCP2 is equivalent in value to a unit under the VCP. Under the VCP2, additional units can be awarded in future periods.
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

	At October 14, 2014	At September 30, 2015
	($ in millions)
Value creation programs fair value	$12	$1
Expected volatility	11.93%	13.81%
Remaining contractual term	3.21 years	2.25 years
Expected dividend yield	0.00%	0.00%
Risk free rate	0.87%	0.71%
The fair value of the awards will be estimated each reporting period. The Company recognizes the fair value of the awards as compensation expense ratably over the remaining performance period. During the three and nine months ended September 30, 2015, the Company recorded less than $1 million of compensation expense related to these awards. As of September 30, 2015, the aggregate unamortized compensation expense was less than $1 million, which will be recognized over the remaining 2.25 years of the performance measurement period.

Note 10
Income Taxes

Income taxes have been provided for in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for the items considered discrete for the periods presented.

In the three months ended September 30, 2015, the Company recorded a credit of $8 million (benefit) for income taxes to correct a prior period error associated with the determination of the valuation allowances related to deferred tax assets. The error was immaterial to prior periods and the correction of the error was immaterial to the financial statements for the three and nine months ended September 30, 2015. The error and its subsequent correction have no impact on operating income, cash from operations, cash taxes paid or any of our debt covenant calculations.

The Company recorded income taxes based on an estimated annual effective tax rate, including the impact of discrete tax items, of approximately 7.4% and 1.0% for 2015 and 2014, respectively. The 2015 estimated annual effective tax rate, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to the increase in the recorded valuation allowances, permanently disallowed expenses (such as non-deductible interest), the correction of the prior period error described above, and state taxes. Excluding the impact of these items, our estimated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2015. The estimated annual effective tax rate used for the nine months ended September 30, 2014, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to increases in the recorded valuation allowances, permanently disallowed expenses (such as non-deductible interest), state taxes, and the lapsing of uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions.

Our estimated annual effective tax rate for 2015 may be subject to change in future periods. During the remainder of 2015, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax items, would be approximately 8.4%.

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

U.S. Bank National Association v. Andrew Coticchio and Verizon Communications, Inc. - On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia in 2009, filed suit against Verizon Communications and SuperMedia’s former Chief Financial Officer, Andrew Conticchio, in the Supreme Court of the State of New York, New York County. Plaintiff alleged that Verizon Communications improperly formed SuperMedia prior to the spin-off from Verizon by not having the requisite number of directors under Delaware law and that since SuperMedia was improperly formed, Mr. Coticchio did not have authority to execute its note on behalf of SuperMedia. Plaintiff sought unpaid principal and interest from when the notes were impacted by the bankruptcy. This case has been dormant since inception in March 2013 and has not resulted any liability to SuperMedia or Mr. Coticchio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business, and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto included in this report.
Our operating results for any quarter may not be indicative of our operating results in any future period.

Overview

Dex Media, Inc. (“Dex Media”, “we”, “us”, “our”, or the “Company”) is a leading provider of local marketing solutions to more than 400,000 business clients across the United States. Our approximately 1,600 sales employees work directly with our clients to provide multiple local marketing solutions to drive customer leads to our clients and help our clients connect with their customers.
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
Our print yellow page directories are co-branded with various local telephone service providers, including Verizon Communications Inc. (“Verizon”), AT&T Inc., CenturyLink, Inc., FairPoint Communications, Inc., and Frontier Communications Corporation. We operate as the authorized publisher of print yellow page directories in some of the markets where they provide telephone service, and we hold multiple agreements governing our relationship with each company, including publishing agreements, branding agreements, and non-competition agreements.
Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Dex Media and its subsidiaries. All inter-company transactions have been eliminated. The Company is managed as a single business segment. These unaudited interim financial statements, prepared in accordance with GAAP, do not contain all information and footnote disclosures normally included in audited annual financial statements and, as such, should be read in conjunction with the Dex Media Annual Report on Form 10-K for the year ended December 31, 2014. Our operating results for any quarter may not be indicative of our operating results in any future period.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

The accompanying consolidated financial statements included in this report have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The ability of Dex Media to continue as a going concern is predicated upon, among other things, our success in our capital restructuring efforts. While we are committed to pursuing the various options to restructure our capital, there can be no assurance that the capital restructuring plans will be successfully completed; and therefore, there is uncertainty about our ability to realize our assets or satisfy our liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Notice of Deficiency from Nasdaq

Our common stock is traded on The Nasdaq Stock Market LLC (“Nasdaq”). On June 30, 2015, the Company received a deficiency notice from Nasdaq stating that for the last 30 days the Company had not met the $15 million minimum market value of publicly held shares continued listing standard (the “Minimum Market Value Requirement”), as required by Nasdaq Listing Rule 5450(b)(3)(C). As provided in the Nasdaq rules, the Company has 180 calendar days, or until December 28, 2015 to regain compliance. In order to regain compliance, the Company’s market value of publicly held shares must be $15 million or more for a minimum of ten consecutive days at any time prior to December 28, 2015.

On August 6, 2015, the Company received a deficiency notice from Nasdaq stating that for the last 30 consecutive days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”), as required by Nasdaq Listing Rule 5450(a)(1). As provided in the Nasdaq rules, the Company has 180 calendar days, or until February 2, 2016, to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this compliance period. If the Company does not regain compliance with the Minimum Bid Price Requirement by February 2, 2016, the Company may be afforded a second 180 calendar day period to regain compliance if, on February 2, 2016, the Company meets the continued listing requirement for market value of publicly held shares and all other initial Nasdaq listing standards, with the exception of the Minimum Bid Price Requirement. In that event the Company would need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If the Company fails to regain compliance with the Minimum Market Value Requirement and/or the Minimum Bid Price Requirement, as applicable, during the applicable compliance periods, the Company’s common stock will be subject to delisting by Nasdaq. The notifications of noncompliance have no immediate effect on the listing of the Company’s common stock on The Global Select Market under the symbol “DXM”.

Merger

Dex Media was created as a result of the merger between Dex One Corporation (“Dex One”) and SuperMedia Inc. (“SuperMedia”) on April 30, 2013. The merger was completed pursuant to the Amended and Restated Agreement and Plan of Merger dated as of December 5, 2012 (the “Merger Agreement”), which provided, among other things, that if either Dex One or SuperMedia were unable to obtain the requisite consents to the merger from their respective stockholders and to the contemplated amendments to their respective financing agreements from their senior secured lenders to consummate the transactions on an out-of-court basis, the merger could be effected through voluntary pre-packaged plans of reorganization (“the Prepackaged Plans”) under Chapter 11 of Title 11 of the United States Code (“Chapter 11”). Because neither Dex One nor SuperMedia were able to obtain the requisite consents to complete the merger out of court, each of Dex One and SuperMedia and all of their domestic subsidiaries voluntarily filed pre-packaged bankruptcy petitions under Chapter 11 on March 18, 2013, in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On April 29, 2013, the Bankruptcy Court entered separate orders confirming each of the Prepackaged Plans. On April 30, 2013, Dex One and SuperMedia consummated the merger and other transactions contemplated by the Merger Agreement and emerged from Chapter 11 protection. Effective with the emergence from bankruptcy and the consummation of the merger, each share of Dex One common stock was converted into 0.2 shares of common stock of Dex Media and each share of SuperMedia common stock was converted into 0.4386 shares of common stock of Dex Media.

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
Revenue Trend

The Company has been experiencing declining revenue for a number of years primarily driven by reduced advertiser spending in our print directories, due to continued competition from other advertising media (including the Internet, cable television, newspaper and radio). We expect this trend to continue. To mitigate the effect of declining revenue, we continue to actively manage expenses and streamline operations to reduce our cost structure.

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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table sets forth our consolidated operating results for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(in millions, except %)
Operating Revenue	$364	$452	$(88)	(19.5)%
Operating Expenses
Selling	84	106	(22)	(20.8)%
Cost of service (exclusive of depreciation and amortization)	123	144	(21)	(14.6)%
General and administrative	52	16	36	225.0%
Depreciation and amortization	101	161	(60)	(37.3)%
Total Operating Expenses	360	427	(67)	(15.7)%
Operating Income	4	25	(21)	(84.0)%
Interest expense, net	88	89	(1)	(1.1)%
(Loss) Before Gains on Early Extinguishment of Debt and (Benefit) for Income Taxes	(84)	(64)	(20)	31.3%
Gains on early extinguishment of debt	—	2	(2)	(100.0)%
(Loss) Before (Benefit) for Income Taxes	(84)	(62)	(22)	35.5%
(Benefit) for income taxes	(17)	(3)	(14)	466.7%
Net (Loss)	$(67)	$(59)	$(8)	13.6%

Operating Revenue
Operating revenue of $364 million for the three months ended September 30, 2015 decreased $88 million, or 19.5%, compared to $452 million for the three months ended September 30, 2014. The decrease in operating revenue was primarily due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio).
Operating Expense
Operating expense of $360 million for the three months ended September 30, 2015 decreased $67 million, or 15.7%, compared to $427 million for the three months ended September 30, 2014. The decrease in operating expenses was primarily due to lower amortization expense associated with intangible assets of $54 million, as well as additional operating expenses reductions as described below.
Selling. Selling expense of $84 million for the three months ended September 30, 2015 decreased $22 million, or 20.8%, compared to $106 million for the three months ended September 30, 2014. The decrease in selling expense was primarily due to lower employee related costs, including lower short-term incentives, sales commissions, facility costs and travel costs.
Cost of Service. Cost of service expense of $123 million for the three months ended September 30, 2015 decreased $21 million, or 14.6%, compared to $144 million for the three months ended September 30, 2014. The decrease in cost of service expense was primarily due to lower printing and distribution costs as a result of lower volumes, lower employee related costs, including lower short-term incentives, and contract services costs. These decreases were partially offset by higher digital fulfillment costs.
General and Administrative. General and administrative expense of $52 million for the three months ended September 30, 2015 increased $36 million, or 225.0%, compared to $16 million for the three months ended September 30, 2014. The increase in general and administrative expense was driven primarily by increases in business transformation costs, capital restructuring costs and the result of a $29 million credit to expense associated with a plan amendment to the Company's long-term disability plans recorded during the three months ended September 30, 2014. We incurred $12 million of business transformation costs during the three months ended September 30, 2015, while no business transformation costs were incurred during the three months ended September 30, 2014. The Company also incurred $6 million of capital restructuring costs during the three months ended September 30, 2015, while no capital restructuring costs were incurred during the three months ended September 30, 2014. Additionally, the Company's settlement losses associated with pension benefits increased $6 million. These increases were partially offset by lower employee related costs, including lower short-term and long-term incentives, lower contract services costs and lower merger integration costs. No merger integration costs were incurred during the three months ended September 30, 2015, while $7 million of merger integration costs were incurred during the three months ended September 30, 2014. During three months ended September 30, 2014, the Company recorded a $3 million charge to adjust the Los Alamitos property, which was held for sale, to its estimated fair value. The Company also incurred $3 million of legal settlements during the three months ended September 30, 2014. Bad debt expense of $7 million for the three months ended September 30, 2015 increased by $2 million compared to $5 million for the three months ended September 30, 2014. Bad debt expense as a percent of total operating revenue was 1.9% for the three months ended September 30, 2015, compared to 1.1% for the three months ended September 30, 2014.
Depreciation and Amortization. Depreciation and amortization expense of $101 million for the three months ended September 30, 2015 decreased $60 million, or 37.3%, compared to $161 million for the three months ended September 30, 2014. This decrease was primarily due to lower amortization expense associated with intangible assets of $54 million. The Company amortizes its intangible assets using the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible assets is greater in the earlier years and then steadily declines over time based on expected future cash flows. Additionally, the Company had lower amortization expense associated with capitalized software and lower depreciation expense.
Interest Expense, net

Interest expense, net of interest income, of $88 million for the three months ended September 30, 2015 decreased $1 million, or 1.1%, compared to $89 million for the three months ended September 30, 2014. The decrease in interest expense, net was primarily due to lower interest expense as a result of lower outstanding debt obligations. This decrease was partially offset by an increase in non-cash interest expense. Our interest expense for the three months ended September 30, 2015 included $29 million of non-cash interest expense compared to $24 million for the three months ended September 30, 2014. Non-cash interest expense primarily represents amortization of debt fair value adjustments, amortization of debt discounts, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
Gains on Early Extinguishment of Debt
The Company recorded a gain of $2 million related to the early extinguishment of a portion of our senior secured credit facilities for the three months ended September 30, 2014. On September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $2 million being recorded by the Company ($6 million gain offset by $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees and other adjustments).
(Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. In the three months ended September 30, 2015, the Company recorded a credit of $8 million (benefit) for income taxes to correct a prior period error associated with the determination of the valuation allowances related to deferred tax assets. The correction of the error was immaterial to the financial statements for the three months ended September 30, 2015. The Company recorded income taxes based on an estimated annual effective tax rate, including the impact of discrete tax items, of approximately 7.4% and 1.0% for 2015 and 2014, respectively. The 2015 estimated annual effective tax rate, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to the increase in the recorded valuation allowances, permanently disallowed expenses (such as non-deductible interest), the correction of the prior period error described above, and state taxes. Excluding the impact of these items, our estimated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2015. The estimated annual effective tax rate used for the three months ended September 30, 2014, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to increases in the recorded valuation allowances, permanently disallowed expenses (such as non-deductible interest) changes in state tax apportionment, and the lapsing of uncertain tax positons due to the expiration of the statute of limitations in various jurisdictions. The Company recorded a (benefit) for income taxes of ($17) million and ($3) million for the three months ended September 30, 2015 and 2014, respectively. The difference in the estimated annual effective tax rate and the actual effective tax rate for the three months ended September 30, 2015 and 2014 of 20.2% and 4.8%, respectively, was primarily the impact of interim reporting related to the recorded discrete items, changes in the recorded valuation allowances, and the correction of the prior period error in 2015.

Our estimated annual effective tax rate for 2015 may be subject to change in future periods. During the remainder of 2015, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax items, would be approximately 8.4%.

The actual annual effective tax rate of (3.6%) for the year ended December 31, 2014 differed from the statutory rate primarily due to the increase in recorded valuation allowances, changes in estimates for state taxes, changes in state tax laws and apportionment, and the lapsing of various uncertain tax positions due to the expiration of the statute of limitations in federal and various state jurisdictions.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table sets forth our consolidated operating results for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(in millions, except %)
Operating Revenue	$1,157	$1,382	$(225)	(16.3)%
Operating Expenses
Selling	262	333	(71)	(21.3)%
Cost of service (exclusive of depreciation and amortization)	388	440	(52)	(11.8)%
General and administrative	125	89	36	40.4%
Depreciation and amortization	310	483	(173)	(35.8)%
Total Operating Expenses	1,085	1,345	(260)	(19.3)%
Operating Income	72	37	35	94.6%
Interest expense, net	260	269	(9)	(3.3)%
(Loss) Before Gains on Early Extinguishment of Debt and (Benefit) for Income Taxes	(188)	(232)	44	(19.0)%
Gains on early extinguishment of debt	1	2	(1)	(50.0)%
(Loss) Before (Benefit) for Income Taxes	(187)	(230)	43	(18.7)%
(Benefit) for income taxes	(19)	(4)	(15)	375.0%
Net (Loss)	$(168)	$(226)	$58	(25.7)%

Operating Revenue

Operating revenue of $1,157 million for the nine months ended September 30, 2015 decreased $225 million, or 16.3%, compared to $1,382 million for the nine months ended September 30, 2014. The decrease in operating revenue was primarily due to reduced advertiser spending, reflecting continued competition from other advertising media (including Internet, cable television, newspaper and radio). Operating revenues related to SuperMedia's operations of $30 million for the nine months ended September 30, 2014 were not included in our operating revenue as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
Operating Expense
Operating expense of $1,085 million for the nine months ended September 30, 2015 decreased $260 million, or 19.3%, compared to $1,345 million for the nine months ended September 30, 2014. The decrease in operating expenses was primarily due to lower amortization expense associated with intangible assets of $161 million, as well as additional operating expenses reductions and credits as described below. Operating expenses related to SuperMedia's operations of $9 million for the nine months ended September 30, 2014 were not included in our operating expenses as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
Selling. Selling expense of $262 million for the nine months ended September 30, 2015 decreased $71 million, or 21.3%, compared to $333 million for the nine months ended September 30, 2014. The decrease in selling expense was primarily due to lower employee related costs, including lower short-term incentives, sales commissions, facility costs and travel expenses. Selling expenses related to SuperMedia's operations of $4 million related to sales commissions for the nine months ended September 30, 2014 were not included in our operating expenses as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
Cost of Service. Cost of service expense of $388 million for the nine months ended September 30, 2015 decreased $52 million, or 11.8%, compared to $440 million for the nine months ended September 30, 2014. The decrease in cost of service expense was primarily due to lower printing and distribution costs as a result of lower volumes, lower employee related costs, including lower short-term incentives, and lower contract services costs. These decreases were partially offset by higher digital fulfillment costs. Cost of service expenses related to SuperMedia's operations of $4 million related to printing and distribution costs for the nine months ended September 30, 2014 were not included in our operating expenses as a result of acquisition accounting associated with our merger with SuperMedia effective April 30, 2013.
General and Administrative. General and administrative expense of $125 million for the nine months ended September 30, 2015 increased $36 million, or 40.4% compared to $89 million for the nine months ended September 30, 2014. The increase in general and administrative expense was driven primarily by increases in business transformation costs, capital restructuring costs and certain credits to expense recorded during the nine months ended September 30, 2014. The Company incurred $36 million of business transformation costs during the nine months ended September 30, 2015, while no business transformation costs were incurred during the nine months ended September 30, 2014. The Company also incurred $6 million of capital restructuring costs during the nine months ended September 30, 2015, while no capital restructuring costs were incurred during the nine months ended September 30, 2014. The increase in general and administrative expense was also driven by certain credits to expense during the nine months ended September 30, 2014. The Company recorded a $29 million credit to expense associated with a plan amendment to the Company's long-term disability plans during the nine months ended September 30, 2014. The Company also recorded a $13 million credit to expense associated with plan amendments to its other post-employment benefits, which eliminated the Company's obligation to provide a subsidy for retiree health care, recorded a $10 million credit to expense associated with the settlement of a liability under a publishing agreement and recorded $5 million in credits to expense associated with the reduction of certain operating tax liabilities. The Company also had increased settlement losses associated with pension benefits of $7 million. These increases were partially offset by lower employee related costs, including lower short-term and long-term incentives, lower benefit accruals, lower contract services costs, and lower merger integration costs. No merger integration costs were incurred during the nine months ended September 30, 2015, while $33 million of merger integration costs were incurred during the nine months ended September 30, 2014, which included $13 million of severance costs. During nine months ended September 30, 2014, the Company recorded a $3 million charge to adjust the Los Alamitos property, which was held for sale, to its estimated fair value. The Company also incurred $4 million of legal settlements during the nine months ended September 30, 2014. Bad debt expense of $15 million for the nine months ended September 30, 2015 decreased by $5 million compared to $20 million for the nine months ended September 30, 2014. Bad debt expense as a percent of total operating revenue was 1.3% for the nine months ended September 30, 2015, compared to 1.4% for the nine months ended September 30, 2014.
Depreciation and Amortization. Depreciation and amortization expense of $310 million for the nine months ended September 30, 2015 decreased $173 million, or 35.8%, compared to $483 million for the nine months ended September 30, 2014. This decrease was primarily due to lower amortization expense associated with intangible assets of $161 million. The Company amortizes its intangible assets using the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible assets is greater in the earlier years and then steadily declines over time based on expected future cash flows. Additionally, the Company had lower amortization expense associated with capitalized software, and lower depreciation expense.
Interest Expense, net

Interest expense, net of interest income, of $260 million for the nine months ended September 30, 2015 decreased $9 million, or 3.3%, compared to $269 million for the nine months ended September 30, 2014. The decrease in interest expense, net was primarily due to lower interest expense as a result of lower outstanding debt obligations. This decrease was partially offset by an increase in non-cash interest expense. Our interest expense for the nine months ended September 30, 2015 included $82 million of non-cash interest expense compared to $69 million for the nine months ended September 30, 2014. Non-cash interest expense primarily represents amortization of debt fair value adjustments, amortization of debt discounts, payment-in-kind interest associated with our senior subordinated notes, and the amortization of deferred financing costs.
Gains on Early Extinguishment of Debt
The Company recorded a gain of $1 million related to the early extinguishment of a portion of our senior secured credit facilities for the nine months ended September 30, 2015. On April 8, 2015 the Company repurchased and retired debt of $8 million utilizing cash of $7 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $1 million being recorded by the Company ($1 million gain offset by less than $1 million in administrative fees and other adjustments).
The Company recorded gains of $2 million related to the early extinguishment of a portion of our senior secured credit facilities for the nine months ended September 30, 2014. On September 16, 2014 the Company repurchased and retired debt of $35 million utilizing cash of $29 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $2 million being recorded by the Company ($6 million gain offset by a $4 million write-off of SuperMedia's unamortized debt fair value adjustment and less than $1 million in administrative fees).
(Benefit) for Income Taxes
The Company provides for income taxes for United States federal and various state jurisdictions. Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns and the expected realization of deferred tax assets in the future. In the nine months ended September 30, 2015, the Company recorded a credit of $8 million (benefit) for income taxes to correct a prior period error associated with the determination of the valuation allowances related to deferred tax assets. The correction of the error was immaterial to the financial statements for the nine months ended September 30, 2015. The Company recorded income taxes based on an estimated annual effective tax rate, including the impact of discrete tax items, of approximately 7.4% and 1.0% for 2015 and 2014, respectively. The 2015 estimated annual effective tax rate, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to the increase in the recorded valuation allowances, permanently disallowed expenses (such as non-deductible interest), the correction of the prior period error described above, and state taxes. Excluding the impact of these items, our estimated annual effective tax rate, inclusive of discrete items, would approximate 35% for 2015. The estimated annual effective tax rate used for the nine months ended September 30, 2014, inclusive of recorded discrete tax items, differs from the statutory rate primarily due to increases in the recorded valuation allowances, permanently disallowed expenses (such as non-deductible interest), changes in state tax apportionment, and the lapsing of uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. The Company recorded a (benefit) for income taxes of ($19) million and ($4) million for the nine months ended September 30, 2015 and 2014, respectively. The difference in the estimated annual effective tax rate and the actual effective tax rate for the nine months ended September 30, 2015 and 2014 of 10.2% and 1.7%, respectively, was primarily the impact of interim reporting related to the recorded discrete items, changes in the recorded valuation allowances, and the correction of the prior period error in 2015.
Our estimated annual effective tax rate for 2015 may be subject to change in future periods. During the remainder of 2015, we anticipate recording an additional benefit associated with the lapsing of uncertain tax positions due to expiration of the statute of limitations in certain jurisdictions. Considering this benefit, our anticipated annual effective tax rate, including the impact of discrete tax items, would be approximately 8.4%.
The actual annual effective tax rate of (3.6%) for the year ended December 31, 2014 differed from the statutory rate primarily due to the increase in recorded valuation allowances, changes in estimates for state taxes, changes in state tax laws and apportionment, and the lapsing of various uncertain tax positions due to the expiration of the statute of limitations in federal and various state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
The following table sets forth a summary of cash flows for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$199	$305	$(106)
Investing activities	(6)	(15)	9
Financing activities	(172)	(301)	129
Increase (Decrease) In Cash and Cash Equivalents	$21	$(11)	$32

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $199 million for the nine months ended September 30, 2015 decreased $106 million, compared to $305 million for the nine months ended September 30, 2014. This decrease was primarily due to lower cash collections associated with lower billings to clients, higher taxes paid, cash payments related to business transformation costs of $59 million, and cash payments related to capital restructuring of $6 million for the nine months ended September 30, 2015, while no business transformation costs or capital restructuring costs were paid during the nine months ended September 30, 2014. These unfavorable operating activities were partially offset by reduced operating costs, decreased payroll related expenditures, $32 million in lower interest payments and lower cash payments related to merger integration costs. No merger integration costs were paid during the nine months ended September 30, 2015, whereas $35 million was paid during the nine months ended September 30, 2014.
Net cash used in investing activities of $6 million for the nine months ended September 30, 2015 decreased $9 million compared to $15 million for the nine months ended September 30, 2014. The Company incurred $11 million related to capital expenditures and capitalized software during the nine months ended September 30, 2015 , compared to $15 million for the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2015 the Company received $5 million in proceeds from the sale of land and a building.
Net cash used in financing activities of $172 million for the nine months ended September 30, 2015 decreased $129 million compared to $301 million for the nine months ended September 30, 2014. Net cash used in financing activities primarily represents the repayment of debt principal.

During the nine months ended September 30, 2015, the Company retired debt obligations of $168 million under its senior secured credit facilities utilizing cash of $167 million. The Company made mandatory and accelerated principal payments, at par, of $160 million. In addition, on April 8, 2015 the Company repurchased and retired debt of $8 million utilizing cash of $7 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $1 million being recorded by the Company ($1 million gain offset by less than $1 million in administrative fees and other adjustments).

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

During the nine months ended September 30, 2015, the Company paid $5 million associated with an amendment fee related to the Dex Media West, Inc. ("DMW") senior secured credit facility.

We believe net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2015.

Capital Restructuring

As announced by the Company on July 10, 2015, the Company retained financial advisors Moelis & Company LLC and Alvarez & Marsal North America, LLC and legal advisors Kirkland & Ellis LLP to advise management and the board of directors in their evaluation of the Company’s capital structure, among other things. As announced by the Company on September 30, 2015, certain of the Company’s lenders formed an Ad Hoc Group for the purposes of negotiating a restructuring of the Company’s senior secured credit facilities and have engaged in such negotiations with the Company. The Ad Hoc Group has retained Houlihan Lokey as the Group’s financial advisor and Milbank, Tweed, Hadley & McCloy as the Group’s legal advisor. In addition, effective October 12, 2015, the Company appointed Andrew D.J. Hede as Chief Restructuring Officer, pursuant to an agreement between the Company and Alvarez & Marsal North America, LLC. During the three and nine months ended September 30, 2015, the Company incurred $6 million of capital restructuring costs related to advisory fees.

As of September 30, 2015, the Company has debt obligations with a carrying value of $2,298 million, and a par value of $2,439 million. Our debt obligations are comprised of four senior secured credit facilities with a carrying value of $2,037 million, and a par value of $2,178 million, and senior subordinated notes with a carrying and par value of $261 million. All of the senior secured credit facilities mature on December 31, 2016 and the senior subordinated notes mature on January 29, 2017.

For each senior secured credit facility, we are required to maintain compliance with a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant (the “Financial Covenants”). In the event of a covenant default by one of the senior secured credit facilities, the lenders may declare the debt outstanding due and payable, and if demand is made, failure to satisfy such claims in full would in turn trigger a default under all of the other senior secured credit facilities.

As of September 30, 2015, the Company was in compliance with all of the Financial Covenants associated with its senior secured credit facilities.

Management also evaluated compliance with its Financial Covenants associated with its senior secured credit facilities for the remainder of 2015 and 2016, using management’s most recent financial forecast. Based on its evaluation, management believes there is a risk that the Company may not be in compliance with its Financial Covenants in the fourth quarter of 2015 and in 2016 for any or all of the senior secured credit facilities.

Because the Company lacks the cash flow from operations to fully pay the senior secured credit facilities and senior subordinated notes, in the event of default or at maturity, the Company is seeking a restructuring, an amendment or refinancing of its debt, or if necessary, pursue additional debt or equity offerings, in advance of its debt becoming due. Among the alternatives, we are considering a restructuring through a “pre-packaged”, or “pre-negotiated”, or similar plan of reorganization under federal bankruptcy laws. The Company believes that any restructuring could result in (i) holders of the common stock of the Company receiving no value for their holdings; (ii) a substantial reduction in the principal amount and modification of the terms of the senior secured credit facilities and senior subordinated notes; and (iii) holders of the Company’s indebtedness receiving an equity interest in the Company. The Company and its advisors continue to work with representatives of the holders of both the senior secured credit facilities and the senior subordinated notes in this regard. If we are unable to achieve a “pre-packaged”, “pre-negotiated”, or similar plan of reorganization, it could be necessary that we file for reorganization under federal bankruptcy laws in any event. Any bankruptcy by or against us would subject us to various risks related to, including, among other things, (i) our ability to continue as a going concern; (ii) our ability to obtain the approval of the U.S. Bankruptcy Court (the “Bankruptcy Court”) with respect to motions in the bankruptcy proceedings and the outcomes of Bankruptcy Court rulings of the proceedings in general; (iii) the length of time of any bankruptcy; (iv) our ability to develop, consummate and implement a plan of reorganization with respect to any bankruptcy proceedings; and (v) risks associated with third-party motions and other pleadings in bankruptcy proceedings, which may interfere with our ability to formulate and implement a plan of reorganization.

A restructuring consummated in a proceeding under federal bankruptcy laws could result in significant changes to the Company’s current debt and equity structure. Such a restructuring could result in the Company’s assets and liabilities being re-valued using “fresh start reporting” upon emergence from bankruptcy as required by ASC 852 “Reorganizations”.

On October 30, 2015, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) by and among the Company, certain of the Company’s direct and indirect subsidiaries, JPMorgan Chase Bank, N.A. (“JPM”) as an agent under (i) the Amended and Restated Credit Agreement, dated as of April 30, 2013 (the “Dex East Credit Agreement”), by and among Dex Media East, Inc. (“DME”), as borrower, the Company, Dex Media Holdings, Inc. (“Holdings”), JPM, as administrative agent and collateral agent, and each of the lenders from time to time party thereto; (ii) the Amended and Restated Credit Agreement, dated as of April 30, 2013 (the “Dex West Credit Agreement”), among Dex Media West, Inc.(“DMW”), as borrower, the Company, Holdings, JPM, as administrative agent and collateral agent, and each of the lenders from time to time party thereto; and (iii) the Amended and Restated Loan Agreement, dated as of April 30, 2013 (the “SuperMedia Credit Agreement”), by and among SuperMedia, Inc. (“SuperMedia”), as borrower, the Company, JPM, as administrative agent and collateral agent, and each of the lenders from time to time party thereto; Deutsche Bank Trust Company Americas (“DB”) as an agent under the Fourth Amended and Restated Credit Agreement, dated as of April 30, 2013 (the “RHD Credit Agreement”) and, collectively with the Dex East Credit Agreement, the Dex West Credit Agreement and the SuperMedia Credit Agreement, (the “Credit Agreements” or “senior secured credit facilities”), by and among R.H. Donnelley Inc. (“RHD”), as borrower, the Company, DB, as administrative agent and collateral agent (in its capacity as such and, collectively with JPM in its capacity as administrative agent and collateral agent under the Dex East Credit Agreement, the Dex West Credit Agreement, the Super Media Credit Agreement and as the shared collateral agent, (the “Agents”) and each of the lenders from time to time party thereto; and each lender under the Credit Agreements executing the Forbearance Agreement (the “Subject Lenders”).

Pursuant to the terms of the Forbearance Agreement, the Agents and Subject Lenders have agreed that they will forbear, during the Forbearance Period (as defined below), from exercising rights and remedies (including enforcement and collection actions) with respect to or arising out of the events of default that occurred as a result of the borrowers under the Credit Agreements (i) potentially failing to comply with the maximum leverage and interest coverage ratios under the Credit Agreements for the fiscal quarter ended September 30, 2015 (the “Potential Financial Covenant Default”) and (ii) the Company failing to satisfy its obligation to make an interest payment on September 30, 2015 related to the notes (the “Subordinated Notes” or “senior subordinated notes”) issued under the Indenture (the “Indenture”), dated January 29, 2010, by and between the Company’s predecessor, R.H. Donnelley Corporation and The Bank of New York Mellon, as trustee (the “Trustee”), as amended by the First Supplemental Indenture, dated as of April 30, 2013, between the Company and the Trustee (the “Payment Default” and, together with the Potential Financial Covenant Default, the “Specified Events of Default”).

The forbearance period (the “Forbearance Period”) under the Forbearance Agreement will expire on the earliest to occur of (i) any representation or warranty made by or on behalf of the Company in or in connection with the Forbearance Agreement or in any certificate furnished to or in connection with the Forbearance Agreement or the Credit Agreements and related agreements shall prove to have been incorrect in any material respect (or in any respect to the extent such representation or warranty is qualified by materiality) when made or deemed made; (ii) a failure by the Company to perform or comply with any covenant or term of the Forbearance Agreement; (iii) receipt by either of the Agents from the Company of a payment notice with respect to the Subordinated Notes; (iv) the making of payment of principal or interest, or certain fees with respect to the Subordinated Notes; (v) receipt by the Company (and expiration of four business days thereafter) of a notice of termination from the Agents under the Credit Agreements based upon the Trustee or any holders of the Subordinated Notes directly or indirectly exercising any of their remedies, including any acceleration of the indebtedness under the Subordinated Notes; (vi) upon two business days after the date the Company receives a notice of termination from the Agents as a result of the Trustee or any holders of the Subordinated Notes commencing foreclosure proceedings or commencing a seizure of the Company’s assets; (vii) any event of default under the Credit Agreements other than the Specified Events of Default, shall occur and be continuing; and (viii) 11:59 p.m. (New York time) on November 23, 2015.

In the Forbearance Agreement, the Company agreed to provide the Agents’ and Subject Lenders’ advisors reasonable access to the Company’s officers, facilities and books and records and otherwise reasonably cooperate in connection with the Agents’ and Subject Lenders’ due diligence investigations. The Company also agreed to make its officers available to discuss the Company’s business and operations with the Agents’ and Subject Lenders’ advisors. As a condition to the effectiveness of the Forbearance Agreement, the Company paid the reasonable and documented fees of the Agents.

In connection with entering into the Forbearance Agreement, the Company received a term sheet (the “Term Sheet”) and accompanying Restructuring Support Agreement (“RSA”) from the steering committee of the ad hoc group of the Subject Lenders (the “Steering Committee”) that hold over 50% of claims arising out of or related to each of the Credit Agreements, which incorporated the material terms of a global restructuring plan to restructure the Company’s balance sheet. The Company and its advisors are currently engaged in productive negotiations with the Steering Committee and their advisors regarding the RSA and Term Sheet, with a goal of agreeing on the material terms of a consensual restructuring between and among the Company, the Agents, and the Subject Lenders.

The Company elected not to make the semi-annual interest payment due on September 30, 2015 on its senior subordinated notes. Because such default was not cured for a period of 30 days, this nonpayment constitutes an event of default, and as a result, the Trustee, at the request of the holders of a majority in aggregate outstanding principal amount of the senior subordinated notes, has declared the senior subordinated notes to be immediately due and payable on November 2, 2015. This action by the Trustee triggered cross-defaults under the Credit Agreements. As a result of such cross-defaults, the obligations under each of the Credit Agreements could be accelerated and declared immediately due and payable under the terms of the Credit Agreements. On November 4, 2015, the Agents delivered notice of their election to effect a 179-day payment blockage with respect to the senior subordinated notes pursuant to the terms of the Indenture.
Due to these cross-defaults and the risk that the Company may not be in compliance with its Financial Covenants in the fourth quarter of 2015 and in 2016 for any or all of the senior secured credit facilities, the Company’s total outstanding debt of $2,298 million has been classified as current maturities of long-term debt in the accompanying balance sheet at September 30, 2015. Additionally, the Company reclassified its related debt issuance costs to prepaid expenses and other, and the deferred tax assets and liabilities associated with our debt obligations from non-current to current on our consolidated balance sheet as of September 30, 2015.
Debt Obligations

Senior Secured Credit Facilities

In connection with the consummation of the Prepackaged Plans and the merger between Dex One and SuperMedia on April 30,

2013, Dex Media entered into the Credit Agreements for each of SuperMedia, DME, DMW and RHD.

SuperMedia Credit Agreement

The SuperMedia Credit Agreement interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing, at SuperMedia's option, at either:

•
With respect to base rate loans, the highest (subject to a floor of 4.00%) of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, or (3) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus 1.00%, plus an interest rate margin of 7.60%, or

•
 With respect to Eurodollar loans, the higher of (1) adjusted LIBOR or (2) 3.00%, plus an interest rate margin of 8.60%. SuperMedia may elect interest periods of one, two or three months for Eurodollar borrowings.

As a result of the merger and adoption of acquisition accounting on April 30, 2013, the SuperMedia Credit Agreement was recorded at its fair value of $1,082 million, from its face value of $1,442 million, resulting in a discount of $360 million. This debt fair value adjustment is being amortized as an increase to interest expense over the remaining term of the SuperMedia Credit Agreement using the effective interest method and does not impact future interest or principal payments. Amortization of the debt fair value adjustment of $23 million and $65 million was included in interest expense during the three and nine months ended September 30, 2015, respectively, compared to $19 million and $55 million for the three and nine months ended September 30, 2014, respectively. The unamortized portion of the discount as of September 30, 2015 was $138 million. The par value of the SuperMedia Credit Agreement at September 30, 2015 was $979 million.

RHD Credit Agreement

The RHD Credit Agreement interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at RHD's option, at either:

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

Dex East Credit Agreement

The Dex East Credit Agreement interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at DME's option, at either:

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

Dex West Credit Agreement

The Dex West Credit Agreement interest is paid (1) with respect to any base rate loan, quarterly, and (2) with respect to any Eurodollar loan, on the last day of the interest period applicable to such borrowing (with certain exceptions for interest periods of more than three months), at DMW's option, at either:

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

Effective March 10, 2015, the Company obtained an amendment to the Dex West Credit Agreement to permit the exclusion of one-time, nonrecurring cash expenditures associated with our business transformation program from the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) that is used for the leverage ratio covenant measure. An amendment fee of $5 million was paid and recorded as a debt discount. The debt discount is being amortized as an increase to interest expense over the remaining term of the Dex West Credit Agreement using the effective interest method and does not impact future interest or principal payments. Amortization of the discount of $1 million and $2 million was included in interest expense during the three and nine months ended September 30, 2015, respectively. The unamortized portion of the debt discount at September 30, 2015 was $3 million. The par value of the Dex West Credit Agreement at September 30, 2015 was $296 million.

Senior Subordinated Notes

The Company's senior subordinated notes (the “Notes”) require interest payments, payable semi-annually on March 31 and September 30 of each year. The Notes accrue interest at 12% for cash interest payments and 14% for payments-in-kind (“PIK”) interest. PIK interest represents additional indebtedness and increases the aggregate principal amount owed. The Company is required to make interest payments of 50% in cash and 50% in PIK interest until maturity of the senior secured credit facilities on December 31, 2016. For the semi-annual interest period ended March 31, 2015, the Company made interest payments of 50% in cash and 50% in PIK interest resulting in the issuance of an additional $9 million of Notes. The Company is restricted from making open market repurchases of its senior subordinated notes until maturity of the senior secured credit facilities on December 31, 2016. The senior subordinated notes mature on January 29, 2017. As discussed above, the Company elected not to make the semi-annual interest payment due on September 30, 2015 on its senior subordinated notes.

Principal Payment Terms for Senior Secured Credit Facilities

The Company has mandatory debt principal payments due after each quarter prior to the December 31, 2016 maturity date on its outstanding senior secured credit facilities. RHD, DME and DMW are required to pay scheduled amortization payments, plus additional prepayments at par equal to each borrower's respective Excess Cash Flow (“ECF”), multiplied by the applicable ECF Sweep Percentage as defined in the respective senior secured credit facility (60% for RHD, 50% for DMW, and 70% in 2013 and 2014 and 60% in 2015 and 2016 for DME). SuperMedia is required to make prepayments at par in an amount equal to 67.5% of any increase in Available Cash, as defined in its senior secured credit facility.

In addition to these principal payments, the Company may on one or more occasions use another portion of ECF or the increase in Available Cash, as applicable, to repurchase debt at market prices (“Voluntary Prepayments”) at a discount of face value, as defined in the respective senior secured credit facility (12.5% for SuperMedia, 20% for RHD, 30% for DMW, and 15% in 2013 and 2014 and 20% in 2015 and 2016 for DME) as determined following the end of each quarter. These Voluntary Prepayments must be made within 180 days after the date on which financial statements are delivered to the administrative agents. If a borrower does not make such Voluntary Prepayments within the 180-day period, the Company must make a prepayment at par at the end of the quarter during which such 180-day period expires.

Any remaining portion of ECF or Available Cash, may be used at the Company's discretion, subject to certain restrictions specified in each senior secured credit facility agreement.

2015 and 2014 Principal Payments

During the nine months ended September 30, 2015, the Company retired debt obligations of $168 million under its senior secured credit facilities utilizing cash of $167 million. The Company made mandatory and accelerated principal payments on its senior secured credit facilities, at par, of $160 million. Accelerated principal payments consist of prepayments of cash flow sweeps required under our senior secured credit facilities. In addition, on April 8, 2015 the Company repurchased and retired debt of $8 million utilizing cash of $7 million in accordance with the terms and conditions of its senior secured credit facilities. This transaction resulted in a gain of $1 million being recorded by the Company ($1 million gain offset by less than $1 million in administrative fees and other adjustments). These debt retirements were partially offset by additional indebtedness from payment-in-kind interest of $9 million, on the Company's senior subordinated notes.

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

As of September 30, 2015, the Company was in compliance with all of the Financial Covenants associated with its senior secured credit facilities.

Management also evaluated compliance with its Financial Covenants associated with its senior secured credit facilities for the remainder of 2015 and 2016, using management’s most recent financial forecast. Based on its evaluation, management believes there is a risk that the Company may not be in compliance with its Financial Covenants in the fourth quarter of 2015 and in 2016 for any or all of the senior secured credit facilities.

Recent Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, ”Technical Corrections and Improvements," ("ASU 2015-10"). ASU 2015-10 covers a wide range of topics in the FASB Accounting Standards Codification (the "Codification"). The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including the adoption in an interim period. All other amendments in this update were effective June 2015. The Company does not anticipate that the adoption of this accounting guidance will have a material impact on its financial statements.
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

The Company's senior secured credit facilities have floating interest rates, if certain market interest rates exceed specified floors. A sensitivity analysis was performed to demonstrate the impact that a 12.5 basis point increase or decrease in the interest rate associated with the Company's debt obligations would have on interest expense, yielding an increase or decrease to interest expense of approximately $2 million for the nine months ended September 30, 2015. For additional information related to the Company's debt obligation and interest rates, see Note 7 - Long-Term Debt to our consolidated financial statements included in this report.

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

During the quarter ended September 30, 2015, management identified a material weakness related to the design and operating effectiveness of controls over the determination of the Company’s deferred tax valuation allowance. Certain review controls were not performed at a sufficient level of precision to detect that items being scheduled were complete and accurate. Management has concluded that this material weakness did not produce a material misstatement to our financial statements or related disclosures in prior periods and those included in this quarterly report on Form 10-Q as of September 30, 2015 and for the three and nine month periods then ended. Management will take action to remediate this material weakness in the fourth quarter of 2015.
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

In 2015, management began implementing a comprehensive remediation plan, to correct the material weakness and to improve our internal controls over financial reporting. Specifically, beginning in April 2015, the Company has implemented new general computing controls associated with system access and change management for the information systems that are used for accounts receivable and revenue recognition. Management’s remediation plan will also address the design and implementation of effective review controls to ensure the completeness and accuracy of system generated information.

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

U.S. Bank National Association v. Andrew Coticchio and Verizon Communications, Inc. - On March 29, 2013, a former unsecured note holder that was impacted by the bankruptcy of SuperMedia in 2009, filed suit against Verizon Communications and SuperMedia’s former Chief Financial Officer, Andrew Conticchio, in the Supreme Court of the State of New York, New York County. Plaintiff alleged that Verizon Communications improperly formed SuperMedia prior to the spin-off from Verizon by not having the requisite number of directors under Delaware law and that since SuperMedia was improperly formed, Mr. Coticchio did not have authority to execute its note on behalf of SuperMedia. Plaintiff sought unpaid principal and interest from when the notes were impacted by the bankruptcy. This case has been dormant since inception in March 2013 and has not resulted any liability to SuperMedia or Mr. Coticchio.

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
On June 30, 2015, we received a deficiency notice from Nasdaq stating that for the last 30 days we had not met the $15 million Minimum Market Value Requirement, as required by Nasdaq Listing Rule 5450(b)(3)(C). As provided in the Nasdaq rules, we have 180 calendar days, or until December 28, 2015 to regain compliance. In order to regain compliance, the market value of our publicly held shares must be $15 million or more for a minimum of ten consecutive days at any time prior to December 28, 2015.

On August 6, 2015, we received a deficiency notice from Nasdaq stating that for the last 30 consecutive days we had not met the Minimum Bid Price Requirement of $1.00 per share, as required by Nasdaq Listing Rule 5450(a)(1). As provided in the Nasdaq rules, we have 180 calendar days, or until February 2, 2016, to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this compliance period. If the Company does not regain compliance with the Minimum Bid Price Requirement by February 2, 2016, the Company may be afforded a second 180 calendar day period to regain compliance if, on February 2, 2016, the Company meets the continued listing requirement for market value of publicly held shares and all other initial Nasdaq listing standards, with the exception of the Minimum Bid Price Requirement. In that event the Company would need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If we fail to regain compliance with the Minimum Market Value Requirement and/or the Minimum Bid Price Requirement, as applicable, during the applicable compliance period, our common stock will be subject to delisting by Nasdaq. Delisting from Nasdaq would make trading our common stock more difficult for investors, potentially leading to further declines in our stock price. Without a Nasdaq listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock would likely decline.

We are not in compliance with certain covenants under (i) our senior secured credit facilities and (ii) our senior subordinated notes. We have entered into a forbearance agreement with respect to our senior secured credit facilities. We have not entered into a forbearance agreement with respect to our senior subordinated notes. If we are unable to comply with the forbearance agreement or if the forbearance agreement is terminated, a bankruptcy filing could result. The trustee under the indenture governing our senior subordinated notes, or holders of the senior secured notes, could also seek to commence legal proceedings against us or seek to institute a bankruptcy filing. A bankruptcy filing would subject us to the risks and uncertainties associated with bankruptcy proceedings. A lawsuit with respect to our default under the senior subordinated notes would also subject us to various risks and uncertainties.
We failed to pay interest on the senior subordinated notes that was due on September 30, 2015. On October 30, 2015, this default matured into an event of default, which triggered a cross-default under our senior credit facilities. As a result, since October 30, 2015, we have operated under a forbearance agreement with respect to the senior credit facilities, pursuant to which our senior lenders have agreed to refrain from enforcing their respective rights and remedies, subject to earlier termination in certain circumstances, including the acceleration of the indebtedness under the senior subordinated notes. We have not entered into a forbearance agreement with respect to the senior subordinated notes.

If we are unable to comply with the terms of the forbearance agreement or if the forbearance agreement is terminated, the obligations under our senior credit facilities could be accelerated. We would be unable to repay any amounts accelerated under our various debt agreements without obtaining additional equity and/or debt financing. Acceleration of our indebtedness could result in a voluntary filing for bankruptcy or the filing of an involuntary petition for bankruptcy against us and our subsidiaries.

Any bankruptcy by or against us would subject us to various risks related to, including, among other things, (i) our ability to continue as a going concern; (ii) our ability to obtain the approval of the U.S. Bankruptcy Court (the “Bankruptcy Court”) with respect to motions in the bankruptcy proceedings and the outcomes of Bankruptcy Court rulings of the proceedings in general; (iii) the length of time of any bankruptcy; (iv) our ability to develop, consummate and implement a plan of reorganization with respect to any bankruptcy proceedings; and (v) risks associated with third-party motions and other pleadings in bankruptcy proceedings, which may interfere with our ability to formulate and implement a plan of reorganization. Bankruptcy Court approval of non-ordinary course activities entails the preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, including any statutory committee appointed in the Chapter 11 proceedings, and one or more hearings. Such committees and parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process could delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we could be prevented from engaging in non-ordinary course activities and transactions that we believe are beneficial to us. In addition, any holders of our debt or equity could suffer the loss of part of or all of its loan or investment as a result of a bankruptcy filing.

We have identified a material weakness in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information.
During the quarter ended September 30, 2015, we concluded that there was a material weakness in our internal control over financial reporting associated with the design and operating effectiveness of controls over the determination of the Company's deferred tax valuation allowance. Certain review controls were not performed at a sufficient level of precision to detect that the items being scheduled were complete and accurate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. However, management has concluded that this material weakness did not produce a material misstatement to our financial statements or related disclosures in prior periods and those included in this quarterly report on Form 10-Q as of September 30, 2015 and for the three and nine month periods then ended.

Management will take action to remediate this material weakness in the fourth quarter of 2015. However, we cannot assure you that these efforts will remediate our material weaknesses in a timely manner, or at all, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weakness or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and our stock price may decline as a result.

If we fail to remediate our material weakness or fail to maintain adequate internal control over financial reporting, any new or recurring material weakness could impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares acquired from employees during the three months ended September 30, 2015 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex Media Inc. Equity Incentive Plan or Dex Media Inc. Amended and Restated Long-Term Incentive Plan.
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

31.1	Certification of Joseph A. Walsh filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul D. Rouse filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph A. Walsh and Paul D. Rouse filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

10.1	Forbearance Agreement, dated as of October 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 5, 2015).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Electronically filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.

Date:	November 6, 2015	By:	/s/ Joseph A. Walsh
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

31.1	Certification of Joseph A. Walsh filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul D. Rouse filed pursuit to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph A. Walsh and Paul D. Rouse filed pursuit to 18 U.S.C. Section 1350, as adopted pursuit to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

10.1	Forbearance Agreement, dated as of October 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 5, 2015).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Electronically filed herewith.

______________________