Form 10-Q
period 2020-09-30
Thryv Holdings, Inc.
filed 2020-11-12
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-35895

THRYV HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX	75261
(Address of principal executive offices)	(Zip Code)

(972)	453-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	THRY	Nasdaq
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. nor an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

As of November 12, 2020, there were 31,028,554 shares of the registrant's common stock outstanding.

THRYV HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including, without limitation, statements concerning the conditions of our industry and our operations, performance, and financial condition, including, in particular, statements relating to our business, growth strategies, product development efforts, and future expenses. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Accordingly, we caution you against relying on forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•significant competition for our Marketing Services solutions and SaaS offerings which include companies who use components of our SaaS offerings provided by third parties;
•we may not maintain profitability;
•we may not manage our growth effectively;
•we may not be able to transition our Marketing Services clients to our Thryv platform, sell our platform into new markets or further penetrate existing markets;
•the effect of COVID-19 on our business, including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
•we may not maintain our strategic relationships with third-party service providers;
•internet search engines and portals potentially terminating or materially altering their agreements with us;
•we may not keep pace with rapid technological changes and evolving industry standards;
•our SMB clients potentially opting not to renew their agreements with us or renewing at lower spend;
•potential system interruptions or failures, including cyber-security breaches, identity theft, data loss, unauthorized access to data or other disruptions that could compromise our information;
•our potential failure in identifying and acquiring suitable acquisition candidates;
•the potential loss of one or more key employees or our inability to attract and to retain highly skilled employees;
•we may not maintain the compatibility of our Thryv platform with third-party applications;
•we may not successfully expand our current offerings into new markets or further penetrate existing markets;
•our potential failure to provide new or enhanced functionality and features;
•our potential failure to comply with applicable privacy, security and data laws, regulations and standards;
•potential changes in regulations governing privacy concerns and laws or other domestic or foreign data protection regulations;
•our potential failure to meet service level commitments under our client contracts;
•our potential failure to offer high-quality or technical support services;
•our Thryv platform and add-ons potentially failing to perform properly;
•the potential impact of future labor negotiations;
•we may not protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•volatility and weakness in bank and capital markets; and
•costs, obligations and liabilities incurred as a result of and in connection with being a public company.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$240,325	$319,116	$862,507	$1,076,244
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	87,347	109,588	278,941	364,873
Sales and marketing	60,775	83,730	201,939	266,643
General and administrative	34,176	34,352	116,723	130,727
Depreciation and amortization	35,454	50,471	110,883	155,285
Impairment charges	1,184	60	19,414	5,059
Total operating expenses	218,936	278,201	727,900	922,587

Operating income	21,389	40,915	134,607	153,657
Other income (expense):
Interest expense	(11,442)	(17,464)	(39,648)	(51,998)
Interest expense, related party	(4,167)	(6,202)	(13,903)	(19,070)
Other components of net periodic pension cost	(30,175)	(16,111)	(31,312)	(19,797)
Loss on early extinguishment of debt	—	—	—	(6,375)
(Loss) income before benefit (provision) for income taxes	(24,395)	1,138	49,744	56,417
Benefit (provision) for income taxes	24,250	(1,410)	(10,323)	(18,860)
Net (loss) income	$(145)	$(272)	$39,421	$37,557

Net (loss) income per common share:
Basic	$—	$(0.01)	$1.25	$0.87
Diluted	$—	$(0.01)	$1.16	$0.82
Weighted-average shares used in computing basic and diluted net (loss) income per common share:
Basic	30,857,617	33,468,556	31,621,039	43,323,602
Diluted	30,857,617	33,468,556	33,990,771	46,028,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,771	$1,912
Accounts receivable, net of allowance of $34,535 and $26,828	326,240	369,690
Contract assets, net of allowance of $404 and $0	12,484	11,682
Taxes receivable	27,818	37,460
Deferred costs	11,821	15,321
Prepaid expenses and other	18,203	12,715
Indemnification asset	25,911	29,789
Total current assets	424,248	478,569
Fixed assets and capitalized software, net	86,429	101,512
Operating lease right-of-use assets, net	20,015	39,046
Goodwill	609,457	609,457
Intangible assets, net	60,561	147,480
Debt issuance costs	2,760	3,451
Other assets	10,576	8,777
Total assets	$1,214,046	$1,388,292
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,215	$16,067
Accrued liabilities	165,903	140,261
Current portion of financing obligations	698	580
Current portion of operating lease liability	5,947	9,579
Accrued interest	9,899	13,164
Current portion of unrecognized tax benefits	32,259	53,111
Contract liabilities	18,769	24,679
Total current liabilities	249,690	257,441
Senior Term Loan, net of debt issuance costs of $482 and $593	348,528	420,036
Senior Term Loan, related party	155,600	189,371
ABL Facility	81,641	104,985
Financing obligations, net of current portion	55,005	55,537
Pension obligations, net	198,290	193,533
Stock option liability	37,661	43,026
Long-term disability insurance	10,003	10,874
Deferred tax liabilities	12,391	54,738
Unrecognized tax benefits, net of current portion	1,911	1,833
Operating lease liability, net of current portion	25,848	28,783
Other liabilities	623	875
Total long-term liabilities	927,501	1,103,591
Commitments and contingencies (see Note 12)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 57,469,391, shares issued and 30,903,450 shares outstanding at September 30, 2020; and 57,443,282 shares issued and 33,490,526 shares outstanding at December 31, 2019	575	574
Additional paid-in capital	1,008,243	1,008,701
Treasury stock - 26,565,941 shares at September 30, 2020 and 23,952,756 shares at December 31, 2019	(467,331)	(437,962)
Accumulated deficit	(504,632)	(544,053)
Total stockholders' equity	36,855	27,260
Total liabilities and stockholders' equity	$1,214,046	$1,388,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

Three Months Ended September 30, 2020
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of June 30, 2020	57,463,943	$574	$1,009,001	(26,634,798)	$(468,588)	$(504,487)	$36,500
Exercise of stock options	5,448	1	55	—	—	—	56
Private placement (see Note 9)	—	—	(813)	68,857	1,257	—	444
Net loss	—	—	—	—	—	(145)	(145)
Balance as of September 30, 2020	57,469,391	$575	$1,008,243	(26,565,941)	$(467,331)	$(504,632)	$36,855

Three Months Ended September 30, 2019
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of June 30, 2019	57,331,622	$573	$1,006,822	(23,952,756)	$(437,942)	$(541,728)	$27,725
Exercise of stock options	111,660	1	1,879	—	—	—	1,880
Other	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	(272)	(272)
Balance as of September 30, 2019	57,443,282	$574	$1,008,701	(23,952,756)	$(437,962)	$(542,000)	$29,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

Nine Months Ended September 30, 2020
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2019	57,443,282	$574	$1,008,701	(23,952,756)	$(437,962)	$(544,053)	$27,260
Purchase of treasury stock (see Note 9)	—	—	—	(2,682,042)	(30,626)	—	(30,626)
Exercise of stock options	26,109	1	355	—	—	—	356
Private placement (see Note 9)	—	—	(813)	68,857	1,257	—	444
Net income	—	—	—	—	—	39,421	39,421
Balance as of September 30, 2020	57,469,391	$575	$1,008,243	(26,565,941)	$(467,331)	$(504,632)	$36,855

Nine Months Ended September 30, 2019
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2018	57,331,622	$573	$1,006,822	—	$—	$(579,055)	$428,340
Purchase of treasury stock (see Note 9)	—	—	—	(23,952,756)	(437,962)	—	(437,962)
Exercise of stock options	111,660	1	1,879	—	—	—	1,880
Cumulative effect of adoption of new lease standard	—	—	—	—	—	(502)	(502)
Net income	—	—	—	—	—	37,557	37,557
Balance as of September 30, 2019	57,443,282	$574	$1,008,701	(23,952,756)	$(437,962)	$(542,000)	$29,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$39,421	$37,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,883	155,285
Amortization of debt issuance costs	801	856
Deferred income taxes	(42,346)	(25,517)
Provision for bad debt	27,709	21,945
Provision for service credits	28,268	20,752
Stock-based compensation (benefit) expense	(4,195)	9,536
Other components of net periodic pension cost	31,312	19,797
Loss on early extinguishment of debt	—	6,375
Loss on disposal/write-off of fixed assets and capitalized software	3,476	5,294
Impairment charges	19,414	5,059
Non-cash loss from remeasurement of indemnification asset	3,878	4,646
Changes in working capital items, excluding acquisitions:
Accounts receivable	15,742	51,659
Contract assets	(803)	1,885
Deferred costs	3,500	4,105
Prepaid and other assets	(7,285)	(8,822)
Accounts payable and accrued liabilities	(81,292)	(89,270)
Accrued income taxes, net	36,912	11,217
Operating lease liability	(3,998)	(7,078)
Contract liabilities	(5,911)	(3,236)
Settlement of stock option liability	(896)	(33,901)
Net cash provided by operating activities	174,590	188,144

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(17,030)	(13,296)
Proceeds from the sale of building and fixed assets	1,546	846
Acquisition of a business, net of cash acquired	—	(147)
Net cash (used in) investing activities	(15,484)	(12,597)

Cash Flows from Financing Activities
Payments of Senior Term Loan	(72,629)	(108,262)
Payments of Senior Term Loan, related party	(32,761)	(48,738)
Proceeds from Senior Term Loan, net	—	193,625
Proceeds from Senior Term Loan, related party	—	225,000
Proceeds from ABL Facility	868,811	814,672
Payments of ABL Facility	(892,155)	(844,586)
Payments of financing obligations	(414)	(946)
Debt issuance costs	—	(774)
Purchase of treasury stock (see Note 9)	(30,626)	(437,962)
Proceeds from private placement	445	—
Proceeds from exercise of stock options	82	439
Net cash (used in) financing activities	(159,247)	(207,532)

(Decrease) in cash and cash equivalents	(141)	(31,985)
Cash and cash equivalents, beginning of period	1,912	34,169
Cash and cash equivalents, end of period	$1,771	$2,184

Supplemental Information
Cash paid for interest	$56,845	$58,972
Cash paid for income taxes, net	$15,757	$33,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv Holdings, Inc.” or the “Company”) provides small-to-medium sized businesses (“SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages (“PYP”) and Internet Yellow Pages (“IYP”) and provides a comprehensive offering of digital marketing services such as search engine marketing (“SEM”), and other digital media services, including online display advertising, search engine optimization (“SEO”), and stand-alone websites. In addition, through the Thryv® platform, the Company is a provider of SaaS business management tools designed for SMBs. The common stock of the Company’s predecessor, Dex Media, Inc., traded on the Nasdaq Global Select Market under the symbol “DXM” and was delisted in January 2016. Dex Media, Inc. declared bankruptcy in 2016, and, following emergence three months later using a pre-packaged plan, was renamed Dex Media Holdings, Inc. (“Holdings”) in December 2016. On June 30, 2017, in a single transaction, the Company acquired YP Holdings LLC (the “YP Acquisition”), and began operating as DexYP®, until July 15, 2019 when it changed its name to Thryv Holdings, Inc., without impacting the Company’s legal structure or its operations for the periods presented.

On October 1, 2020, the Company completed a direct listing of the Company’s common stock on the Nasdaq Capital Market (“Nasdaq”), under the symbol “THRY”.

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements include the financial statements of Thryv Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 have been prepared on the same basis as the audited annual financial statements. Certain reclassifications have been made to the September 30, 2019 condensed consolidated financial statements and accompanying notes to conform to the September 30, 2020 presentation. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2019.

Reverse Stock Split

The Company’s condensed consolidated financial statements reflect a 1-for-1.8 reverse stock split of the Company’s common stock, which became effective on August 26, 2020. All share and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the reverse stock split.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions about future events that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. The results of those estimates form the basis for making judgments about the carrying values of certain assets and liabilities.

Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, capitalized costs to obtain a contract, certain amounts relating to the accounting for income taxes, indemnification asset, stock-based compensation liability, operating lease right-of-use assets and operating lease liabilities, accrued service credits, pension assets and pension obligations. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, operating lease right-of-use assets, goodwill, and intangible assets.

Due to the novel strain of coronavirus, commonly referred to as COVID-19 (“COVID-19”) pandemic and the uncertainty of the extent of the impacts related there to, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.

Summary of Significant Accounting Policies

Except for the changes to the Company’s significant accounting policies related to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and common stock fair value as described below, there have been no other changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2020 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2019.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized but amounts have not yet been billed to the client.

Accounts receivable and contract assets are recorded net of an allowance for credit losses. The Company’s exposure to expected credit losses depends on the financial condition of its clients and other macroeconomic factors. The Company maintains an allowance for credit losses based upon its estimate of potential credit losses. This allowance is based upon historical and current client collection trends, any identified client-specific collection issues, and current as well as expected future economic conditions and market trends.

Common Stock Fair Value

The common stock fair value is one of the significant valuation inputs of the indemnification asset and the liability classified stock-based compensation awards.

As of September 30, 2020

The Company completed a direct listing on October 1, 2020. As of September 30, 2020, the fair value of the Company’s common stock is based on the THRY Nasdaq per share price.

Prior to September 30, 2020

The absence of an active market for the Company's common stock required the Company to determine the fair value of its common stock. The Company obtained contemporaneous third-party valuations to assist it in determining fair value. These contemporaneous third-party valuations used methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The Company determined the fair value utilizing the income approach, which estimated value based on market participant expectations of future cash flows the Company will generate. These future cash flows are discounted to their present value using a discount rate based on the Company's weighted average cost of capital, which reflects the risk of achieving the projected cash flows. Significant inputs of the income approach also include the long-term financial projections of the Company along with its long-term growth rate, which is used to calculate the residual value of the Company before discounting to present value. The fair value of the common stock was discounted based on the lack of marketability.

Other factors taken into consideration in assessing the fair value of the Company’s common stock include but are not limited to: industry information such as market growth and volume and macro-economic events; and additional objective and subjective factors relating to its business.

Concentrations of Credit Risk

Financial instruments subject to concentrations of credit risk consist primarily of trade receivables. The Company deposits cash on hand with major financial institutions. Cash balances at major financial institutions may exceed limits insured by the Federal Deposit Insurance Corporation.

Approximately 90% of revenue in all periods presented was derived from sales to local SMBs that operate in limited geographical areas. These SMBs are usually billed in monthly installments when the services begin and, in turn, make monthly payments, requiring the Company to extend credit to these clients. This practice is widely accepted within the industry. While most new SMBs and those wanting to expand their current media presence through the Company’s services are subject to a credit review, the default rates of SMBs are generally higher than those of larger companies.

The remaining approximate 10% of revenue in all periods presented was derived from the sale of marketing services to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these businesses. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from these businesses. While the Company still has exposure to credit risks, historically, the losses from this client set have been less than that of local SMBs.

The Company conducts its operations in the United States of America. No single directory or client accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2020 and 2019. Additionally, no single client accounted for more than 5% of the Company’s outstanding accounts receivable as of September 30, 2020 and December 31, 2019.

Impairment Charges

During the nine months ended September 30, 2020, the Company recorded operating lease right-of-use assets impairment charges of $16.5 million and fixed assets impairment charges of $2.9 million due to the Company's decision to operate in a "Remote First" working environment and consolidate operations at certain locations.

In June 2020, the Company announced its plans to become a “Remote First” company, meaning that the majority of the workforce will continue to operate in a remote working environment indefinitely. As a result, the Company closed certain office buildings, including most of the space at the corporate headquarters in Dallas. The Company kept certain office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in the data centers in Dallas and Virginia. Approximately $16.4 million and $1.8 million of the impairment charges related to becoming a “Remote First” company were recorded in the Marketing Services and SaaS segments, respectively.

In July 2020, the Company recorded operating lease right-of use assets impairment charges of $1.2 million related to consolidating operations at certain locations. Approximately $1.1 million and $0.1 million of the impairment charges related to consolidating operations at certain locations were recorded in the Marketing Services and SaaS segments, respectively.

During the nine months ended September 30, 2019, the Company recorded operating lease right-of-use assets impairment charge of $5.1 million related to consolidating operations at certain locations. Approximately $4.6 million and $0.5 million of the impairment charge was recorded in the Marketing Services and SaaS segments, respectively. During the three months ended September 30, 2019 the Company recorded impairment charges of $0.1 million.

These operating lease right-of-use assets were remeasured at fair value based upon the discounted cash flows of estimated sublease income using market participant assumptions. These fair value measurements are considered Level 3.

Goodwill

As of March 31, 2020, the Company determined that a goodwill impairment evaluation triggering event occurred due to the economic downturn caused by COVID-19. As of March 31, 2020, the Company performed its goodwill impairment test at the reporting unit level which is consistent with its reportable segments, Marketing Services and SaaS. After performing this interim review for impairment, both Marketing Services and SaaS reporting units continue to have estimated fair values greater than their respective carrying values. The Company concluded that an impairment triggering event did not occur during the remaining six months ended September 30, 2020. Therefore, no impairment test was undertaken as of September 30, 2020.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. Effective January 1, 2020, the Company has adopted ASU 2016-13 and its subsequent amendments. The cumulative effect of adoption was immaterial. In addition to recording an allowance for credit losses on accounts receivable, the Company also began recording an allowance on its contract assets as required by the standard. See Note 5, Allowance for Credit Losses.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (‘‘ASU 2018-13’’). ASU 2018-13 modifies the disclosure requirements for fair value measurements. The ASU removes the requirements to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company prospectively adopted this guidance as of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2      Revenue Recognition

The Company has determined that each of its services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract. Control over the Company’s print services transfers to the client upon delivery of the published directories containing their advertisements to the intended market. Therefore, revenue associated with print services is recognized at a point in time upon delivery to the intended market. SaaS and digital services are recognized using the series guidance. Under the series guidance, the Company's obligation to provide services is the same for each day under the contract, and therefore represents a single performance obligation. Revenue associated with SaaS and digital services is recognized over time using an output method to measure the progress toward satisfying a performance obligation.

Disaggregation of Revenue
The Company presents disaggregated revenue based on the type of service within its segment footnote. See Note 13, Segment Information.

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's condensed consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three and nine months ended September 30, 2020, the Company recognized revenue of $6.2 million and $18.5 million, respectively, that was recorded in Contract liabilities as of December 31, 2019.

Pandemic Credits

During the three and nine months ended September 30, 2020, the Company has recognized pandemic credits of $7.8 million and $14.2 million, respectively, provided to customers most impacted by COVID-19. The Company has reflected these price concessions as reduction to revenue in the condensed consolidated statement of operations for each respective period.

Note 3     Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value.

Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 — Unobservable inputs that reflect the Company's own assumptions incorporated into valuation techniques.
These valuations require significant judgment.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input, to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have a significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach.
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. During the three and nine months ended September 30, 2020 there were no transfers between levels in the fair value hierarchy other than the Company’s indemnification asset, as noted below.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets such as goodwill, intangible assets, fixed assets, capitalized software and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 2 and Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Prior to September 30, 2020, the fair value of the Company's indemnification asset was measured and recorded in the condensed consolidated balance sheets using Level 3 inputs because it was valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices. On September 30, 2020, the fair value of the Company’s indemnification asset was based on the THRY Nasdaq per share price. Accordingly, the indemnification asset was transferred from Level 3 to Level 1 within the fair value hierarchy. The Company values its indemnification asset utilizing the fair value of its common stock, which is valued in accordance with valuation techniques described in Note 1.

The following table presents a reconciliation of the Company’s indemnification asset measured and recorded at fair value on a recurring basis as of September 30, 2020, (in thousands):

2020
Balance as of December 31, 2019	$29,789
Change in fair value	(3,878)
Balance as of September 30, 2020	$25,911

The gain on the indemnification asset of $0.5 million and (loss) of $(3.9) million during the three and nine months ended September 30, 2020, respectively, and the (loss) of $(3.7) million and $(4.6) million during the three and nine months ended September 30, 2019, respectively, was recorded in General and administrative expense on the Company's condensed consolidated statements of operations.

At September 30, 2020, the fair value associated with the Company's liability classified stock-based compensation awards totaled $47.9 million, of which $37.7 million was vested. The fair value of each stock option award and its subsequent period over period remeasurement, in the case of liability classified stock-based compensation awards, is estimated using the Black-Scholes option pricing model using Level 3 inputs for the volatility assumption. The stock price used in this model is a Level 1 input as noted above. The decrease in value of the vested portion of the liability classified stock-based compensation awards at September 30, 2020 is primarily associated with a decrease in the Company's per share fair value.

The following table presents a reconciliation of the Company’s stock option liability measured and recorded at fair value on a recurring basis as of September 30, 2020 (in thousands):

2020
Balance as of December 31, 2019	$43,026
Change in fair value	(9,656)
Amortization of grant date fair value	5,422
Settlement of stock options	(896)
Exercise of stock options	(235)
Balance as of September 30, 2020	$37,661
The stock compensation expense of $1.3 million and (benefit) of $(4.2) million recognized during the three and nine months ended September 30, 2020, respectively, was recorded as stock compensation expense (benefit) in Cost of services, Sales and marketing, and General and administrative expense in the Company's condensed consolidated statements of operations.
At December 31, 2019, the fair value associated with the Company's liability classified stock-based compensation awards totaled $60.2 million, of which $43.0 million was vested.
The stock compensation (benefit) of $(4.9) million and expense of $9.5 million recognized during the three and nine months ended September 30, 2019, respectively, was recorded as stock compensation expense (benefit) in Cost of services, Sales and marketing, and General and administrative expense in the Company's condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company considers the carrying amounts of cash, trade receivables, and accounts payable to approximate fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.

Additionally, the Company considers the carrying amounts of its ABL Facility and financing obligations to approximate their fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See Note 7, Debt Obligations.

The Senior Term Loan is carried at amortized cost; however, the Company estimates the fair value of the term loan for disclosure purposes. The fair value of the Senior Term Loan is determined based on quoted prices that are observable in the market place and are classified as Level 2 measurements. See Note 7, Debt Obligations.
The following table sets forth the carrying amount and fair value of the Senior Term Loan (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Term Loan, net	$504,128	$475,282	$609,407	$610,000

Note 4     Restructuring and Integration Expenses

On June 30, 2017, the Company completed the YP Acquisition and, in an effort to improve operational efficiencies and realize synergies, the Company incurred certain restructuring and integration charges. Restructuring and integration charges are incurred primarily from post-merger integration and restructuring initiatives. These charges include severance benefits, facility exit costs, system consolidation and integration costs, and professional consulting and advisory services costs. From inception through December 31, 2019, the Company incurred $198.9 million of cumulative business restructuring charges and integration expenses. These restructuring and integration expenses are recorded in General and administrative expense in the Company's condensed consolidated statements of operations. The Company attributed all restructuring and integration expenses to the Marketing Services reporting segment.

As of December 31, 2019, the Company completed all restructuring and integration efforts associated with the YP Acquisition. The following table sets forth additional financial information related to the Company's restructuring charges and integration expenses related to the YP Acquisition for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Cumulative
Severance costs	$—	$1,827	$—	$7,236	$58,126
Facility exit costs	—	867	—	4,154	27,368
System consolidation costs (1)	—	2,903	—	9,305	37,389
Legal costs	—	955	—	5,188	13,926
Tax and accounting advisory services	—	581	—	1,527	27,358
Other costs (2)	—	1,215	—	8,841	34,745
Total restructuring and integration expenses	$—	$8,348	$—	$36,251	$198,912

(1)    System consolidation costs primarily consist of contractor costs to reduce duplicate software applications and licenses, obtain new maintenance and network contracts, consolidate data centers, and eliminate telecom contracts.

(2)    Other costs primarily include the write-off of fixed assets and capitalized software costs.

The following table reflects the Company's liabilities associated with restructuring charges and integration expenses (in thousands):

	Severance costs	Facility exit costs	System consolidation costs	Legal costs	Tax and accounting advisory services	Total
Balance as of January 1, 2020	$3,377	$6,786	$14	$4,813	$14	$15,004
Expense	—	—	—	—	—	—
Payments	(3,191)	(4,123)	(14)	(4,563)	(14)	(11,905)
Balance as of September 30, 2020	$186	$2,663	$—	$250	$—	$3,099

Note 5      Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses (in thousands):

2020
Balance as of December 31, 2019	$26,828
Additions (1)	27,709
Deductions (2)	(19,598)
Balance as of September 30, 2020 (3)	$34,939

(1)    For the nine months ended September 30, 2020, represents provision for bad debt expense of $27.7 million which is included in General and administrative expense. During the three months ended September 30, 2020, the Company recorded a provision for bad debt expense of $5.3 million.

(2)    For the nine months ended September 30, 2020, represents amounts written off as uncollectible, net of recoveries.

(3)    As of September 30, 2020, $34.5 million of the allowance is attributable to Accounts receivable and $0.4 million is attributable to Contract assets.

The Company’s exposure to expected credit losses depends on the financial condition of its clients and other macroeconomic factors. The Company maintains an allowance for credit losses based upon its estimate of potential credit losses. This allowance is based upon historical and current client collection trends, any identified client-specific collection issues, and current as well as expected future economic conditions and market trends. The economic downturn caused by

COVID-19 resulted in an incremental amount of $2.5 million recorded to allowance for credit losses for the nine months ended September 30, 2020. There were no incremental charges for the three months ended September 30, 2020.

Note 6     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities (in thousands):

	September 30, 2020	December 31, 2019
Accrued salaries and related expenses	$37,642	$43,155
Accrued severance (1)	3,709	3,377
Accrued taxes (2)	69,103	27,232
Accrued expenses	47,470	57,474
Accrued service credits	7,979	9,023
Accrued liabilities	$165,903	$140,261
(1)    During the three and nine months ended September 30, 2020, the Company incurred a total of $3.3 million and $10.6 million, respectively, in severance expense, which was recorded in General and administrative expense. During the three months ended September 30, 2020, severance expense of $2.9 million and $0.4 million was recorded in the Marketing Services and SaaS segments, respectively. During the nine months ended September 30, 2020, severance expense of $9.5 million and $1.1 million was recorded in the Marketing Services and SaaS segments, respectively. The severance expense includes employee termination charges of $5.0 million, recorded as a result of COVID-19, with $4.5 million and $0.5 million related to the Marketing Services and SaaS segments, respectively. As of June 30, 2020, this restructuring related to COVID-19 was completed.
During the three and nine months ended September 30, 2020, the Company paid a total of $2.7 million and $9.2 million, respectively, related to severance. During the three months ended September 30, 2020, the severance payments included $1.9 million due to COVID-19 employee terminations, $0.3 million related to post-merger integration of YP, and $0.5 million of other severance expense. During the nine months ended September 30, 2020, the Company paid a total of $9.2 million related to severance. The severance payments included $4.1 million due to COVID-19 employee terminations, $3.2 million related to post-merger integration of YP, and $1.9 million of other severance expense.
(2)    Accrued taxes increased by $41.9 million as of September 30, 2020 compared to December 31, 2019. This increase is primarily attributable to an increase in the Company's accrued federal income tax liability.

Note 7      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of September 30, 2020 and December 31, 2019 (in thousands):

	Maturity	Interest	Rate	September 30, 2020	December 31, 2019
Senior Term Loan, related party, net (1)	December 31, 2023	LIBOR +	9.0%	$504,128	$609,407
ABL Facility	September 30, 2023	3-month LIBOR +	4.0%	81,641	104,985
Total debt obligations				$585,769	$714,392

(1)     Net of debt issuance costs of $0.5 million and $0.6 million, as of September 30, 2020 and December 31, 2019, respectively.

In accordance with its Senior Term Loan, the Company recorded Interest expense with related parties for the three months ended September 30, 2020 and 2019 of $4.2 million and $6.2 million, respectively, and for the nine months ended September 30, 2020 and 2019 of $13.9 million and $19.1 million, respectively. As of September 30, 2020, the Company was in compliance with its Senior Term Loan covenants and ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

At September 30, 2020, the Company had borrowing capacity of $77.0 million under the ABL Facility.

Other Financing Obligations

The following table sets forth the components of the Company's total other financing obligations as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Non-cash residual value of Tucker, Georgia lease	$54,676	$54,676
Future maturities associated with the Tucker, Georgia failed sale-leaseback liability	1,027	1,441
Total other financing obligations	$55,703	$56,117

Note 8      Pensions

The Company maintains pension obligations associated with non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.

The Company immediately recognizes actuarial gains and losses in its operating results in the year in which the gains and losses occur. The Company estimates the interest cost component of net periodic pension cost by utilizing a full yield curve approach and applying the specific spot rates along the yield curve used in the determination of the benefit obligations of the relevant projected cash flows. This method provides a more precise measurement of interest costs by improving the correlation between projected cash flows to the corresponding spot yield curve rates.

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$3,729	$5,537	$12,162	$16,721
Expected return on assets	(4,001)	(3,761)	(12,060)	(11,259)
Settlement loss	986	719	1,010	719
Remeasurement loss	29,461	13,616	30,200	13,616
Net periodic pension cost	$30,175	$16,111	$31,312	$19,797

Since all pension plans are frozen and no employees accrue future pension benefits under any of the pension plans, the rate of compensation increase assumption is no longer needed. The Company determines the weighted-average discount rate by applying a yield curve comprised of the yields on several hundred high-quality, fixed income corporate bonds available on the measurement date to expected future benefit cash flows.

The Company recognized settlement losses of $1.0 million in the three and nine months ended September 30, 2020 and $0.7 million in the three and nine months ended September 30, 2019. In addition, as a result of an interim actuarial valuation due to the settlements of the plans, we recognized a remeasurement loss of $29.5 million and $30.2 million in the three and nine months ended September 30, 2020, respectively, and a remeasurement loss of $13.6 million in both the three and nine months ended September 30, 2019.

During the three and nine months ended September 30, 2020, the Company made cash contributions of $9.9 million and $25.7 million, respectively, to the qualified plans and contributions and associated payments of $0.2 million and $0.8 million, respectively, to the non-qualified plans. During the three and nine months ended September 30, 2019, the Company made cash contributions of $22.1 million and $25.7 million, respectively, to the qualified plans, and contributions and associated payments of $0.3 million and $0.6 million, respectively, to the non-qualified plans.

For the full year of 2020, the Company expects to contribute approximately $30.9 million to the qualified plans and approximately $1.4 million to the non-qualified plans.

Note 9     Stockholders' Equity

Private Placement

On August 25, 2020 the Company completed a private placement of 68,857 shares of the Company’s common stock with a per share price of $10.17. The total cash received was $0.4 million net of expenses. These shares were issued from Treasury stock. This resulted in a loss on the reissuance of Treasury stock of $0.8 million recorded as a reduction to Additional paid-in-capital.

Share Repurchases

On January 28, 2020, the Company repurchased approximately 1.0 million shares of its outstanding common stock from a single stockholder. The total purchase price of this transaction was approximately $12.6 million. On March 10, 2020, the Company repurchased approximately 0.8 million shares of its outstanding common stock. The total purchase price of this transaction was $9.2 million. During June 2020, the Company repurchased approximately 0.8 million of shares of its outstanding common stock for a total price of $8.8 million. The shares acquired in each of these transactions were recorded as Treasury stock upon repurchase.

Tender Offer

On May 1, 2019, the Company completed a tender offer (the “Tender Offer”). The transaction ultimately included the purchase of approximately 24.0 million shares of the outstanding common stock for a purchase price of approximately $438.0 million. Of these shares, the Company purchased approximately 11.1 million shares, 5.6 million shares, and 4.2 million shares from Mudrick Capital Management, LP, Paulson & Co Inc, and GoldenTree Asset Management, LP, all of which are related parties, for purchase prices of approximately $202.6 million, $102.2 million, and $75.8 million, respectively. All repurchased shares are recorded in Treasury stock as of September 30, 2020 and December 31, 2019. Additionally, through this Tender Offer, the Company settled approximately 2.3 million of its outstanding stock options, resulting in a net cash distribution to the related option holders of approximately $33.9 million.

Stock Warrants

As of September 30, 2020 and December 31, 2019, the Company had 10.5 million fully vested outstanding warrants. The holders of such warrants are entitled to purchase, in the aggregate, up to 5.8 million shares of common stock. Each warrant can be exercised at a strike price of $24.39. The warrants were issued in 2016 upon Holdings' emergence from its pre-packaged bankruptcy. No warrants were exercised during the three and nine months ended September 30, 2020 and 2019. These warrants expire on August 15, 2023.

Note 10     Earnings per Share

The following table sets forth the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net (loss) income per share:
Net (loss) income	$(145)	$(272)	$39,421	$37,557
Weighted-average common shares outstanding during the period	30,857,617	33,468,556	31,621,039	43,323,602
Basic net (loss) income per share	$—	$(0.01)	$1.25	$0.87

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Diluted net (loss) income per share:
Net (loss) income	$(145)	$(272)	$39,421	$37,557
Basic shares outstanding during the period	30,857,617	33,468,556	31,621,039	43,323,602
Plus: Common stock equivalents associated with liability-based stock option awards	—	—	2,369,732	2,705,053
Diluted shares outstanding	30,857,617	33,468,556	33,990,771	46,028,655
Diluted net (loss) income per share	$—	$(0.01)	$1.16	$0.82
The computation of diluted shares outstanding excluded approximately 2.4 million of outstanding liability-based stock option awards for both the three and nine months ended September 30, 2020, and 10.5 million of outstanding stock warrants for both the three and nine months ended September 30, 2020 and 2019, as their effect would have been anti-dilutive.

Note 11     Income Taxes

The Company’s effective tax rate (“ETR”) was 99.4% for the three months ended September 30, 2020 and 123.9% for the three months ended September 30, 2019. The Company’s ETR was 20.8% for the nine months ended September 30, 2020 and 33.4% for the nine months ended September 30, 2019. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to the change in valuation allowance, tax permanent differences, and discrete items recorded in each of the respective periods. The discrete items for the nine months ended September 30, 2020 are primarily attributable to a partial release of uncertain tax positions due to favorable developments with ongoing U.S. federal tax examinations.

As of September 30, 2020 and December 31, 2019, the amount of unrecognized tax benefits was $28.2 million and $48.3 million excluding interest and penalties, respectively, of which up to $28.2 million and $48.3 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods. As of September 30, 2020 and December 31, 2019, the Company had $8.5 million and $10.7 million, respectively, recorded for interest in the condensed consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $26.6 million within the next 12 months, affecting the Company’s effective tax rate if realized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect the Company's year-to-date income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on the Company's condensed consolidated financial statements, but do not expect the impact to be material.

Note 12     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's condensed consolidated statements of operations, balance sheets or cash flows.

New York Tax Cases: There are two matters; one case involving the period December 1, 2009, through May 31, 2012 (the “First Case”), and another case involving the period June 1, 2012, through May 31, 2016 (the “Second Case”). The issue in both matters is whether the hand delivery of the Company's telephone directories by Product Development Corporation (“PDC”) and Directory Distributing Associates, Inc. (“DDA”) in New York constitutes causing the directories to be mailed or shipped “by means of a common carrier, United States postal service or like delivery service” pursuant to Tax Law Section 1115(n)(4). If so, then no tax would be due as an exemption from tax would apply. The Company previously successfully litigated this issue for Verizon Yellow Pages Company and the Division of Taxation did not appeal the Administrative Law Judge's (“ALJ”) determination. The Division, however, subsequently litigated the issue against another taxpayer, Yellow Book, and was successful.
On May 25, 2017, the Administrative Law Judge issued a Determination in the New York tax appeal and upheld the Notice of Determination issued by the Division of Taxation in the First Case. The Division asserted that $3.2 million of tax and interest is due for the period December 1, 2009 through May 31, 2012. In the Determination, the ALJ concluded that “PDC and DDA were not acting as common carriers in their delivery of the directories but were acting as contract carriers.”
The Company subsequently filed an Exception with the Tax Appeals Tribunal (which reviews ALJ Determinations based on the record made before the ALJ). The Tax Appeals Tribunal issued an adverse ruling on or about September 20, 2018. The Company filed an appeal with the Appellate Division on January 17, 2019, and the Commissioner filed an answer in February 2019. In connection with the appeal, the Company paid $5.1 million to the State of New York for the tax assessed plus interest. If the Company prevails, it will be entitled to recover the payment. The New York Supreme Court, Appellate Division, heard arguments in the sales tax appeal on January 16, 2020 and issued a ruling on February 27, 2020, affirming the determination against the Company. The Company filed the Motion for Leave to Appeal the Appellate Division’s ruling on or about May 7, 2020 and the motion was denied on September 10, 2020.

In addition, the Company has appealed the Division’s Notice of Determination for the Second Case, in which the Division has asserted that an additional $3.3 million of tax and interest is due. The ALJ approved a stipulation between DexYP and the Division under which the parties agreed that the outcome of the ultimate decision in the First Case will be binding on the parties with respect to the Second Case. In light of the Appellate Division’s denial of the Motion for Leave to Appeal, Thryv will pay past taxes and interest that are due after the State provides it with updated interest amounts. The total combined exposure of both cases is approximately $8.7 million, inclusive of the $5.1 million payment that is referenced above, leaving an additional unpaid balance of $3.5 million which is accrued on the Company's condensed consolidated balance sheet at September 30, 2020.

Section 199 and Research and Development Tax Case: Section 199 of the Tax Code provides for exemptions for manufacturing performed in the U.S. The government has taken the position that directory providers are not entitled to take advantage of the exemption because printing vendors are taking deductions under the same exemption. The Tax Code also provides for tax credits related to research and development expenditures. The government took the position that the expenditures have not been sufficiently documented to be eligible as a credit. The Company disagrees with these positions.

The government has challenged the Company's positions and sent 90-day notices to DexYP on August 29, 2018. In response, the Company has filed three petitions (Print Media, LLC, YP Holdings, LLC, and YP LLC) in the Tax Court and the IRS has filed answers to these petitions. The three cases have been assigned to IRS case managers. The first petition that was filed is being sent to IRS Appeals. The Company continues to negotiate with the IRS to move the cases to Appeals so that they can be resolved. The initial appeals conference for Print Media was held on August 7, 2020. Discussions continue. The appeals conferences for YP LLC and YP Holdings, LLC will likely occur in the fall of 2020. The parties reached a tentative agreement regarding the research and development credits for the tax years at issue whereby the IRS will allow a portion of the credits.

As of September 30, 2020, and December 31, 2019, the Company has reserved approximately $33.7 million and $46.0 million in connection with the 199 disallowance and $0.7 million and $7.1 million related to the research and development tax credit disallowance, respectively. The decrease in the reserve balance is primarily attributable to a partial release of uncertain tax positions due to favorable developments with ongoing U.S. federal tax examinations. Pursuant to the acquisition transaction whereby the Company acquired certain entities from the YP Acquisition, the Company is entitled to (i) a dollar for dollar indemnification for the research and development tax liability, and (ii) a dollar for dollar indemnification for the 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability to certain stock that was escrowed in connection with the YP Acquisition. The value of that escrowed stock is estimated to be approximately $25.9 million and $29.8 million at September 30, 2020 and December 31, 2019, respectively.

Walker v. Directory Distributing Associates, Inc. et al.: United States Bankruptcy Court for the Eastern District of Missouri; United States District Court for the Eastern District of Missouri (“Missouri District Court”) (originally filed August 25, 2011 in Harris County, Texas). This is an action brought under the Fair Labor Standards Act (FLSA), alleging that DDA misclassified Texas delivery workers as independent contractors and that those delivery workers were jointly employed by DDA and AT&T Corp. Plaintiffs seek unpaid minimum wage for work they claim was uncompensated, as well as alleged unpaid overtime compensation, liquidated damages, attorney’s fees, and costs on behalf of approximately 2,500 opt-in plaintiffs for the time period of June 25, 2009 to December 21, 2012. On October 14, 2016, DDA filed a chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Eastern District of Missouri (the “Missouri Bankruptcy Court”), which caused the Texas action to be removed to federal court and transferred to the Missouri Bankruptcy Court. Soon after, the Missouri Bankruptcy Court appointed a chapter 11 trustee for DDA (“Trustee”), displacing DDA management. The Missouri Bankruptcy Court also stayed Walker in its entirety as to all parties. In October 2017, the Bankruptcy Court granted the Trustee’s motion to require the parties to mediate the Walker and Krawczyk matters. Settlement negotiations followed, and on May 1, 2019, the parties reached an agreement in principal to settle the FLSA cases. Thereafter, the Parties negotiated the terms necessary to finalize the settlement agreement, which was memorialized in a DDA chapter 11 plan of liquidation. The settlement included dismissal with prejudice of the Walker and Krawczyk cases on the effective date of the plan. It also capped the Company’s exposure at approximately $1.5 million, but the ultimate amount was dependent on the opt-in population. The chapter 11 plan, along with related pleadings, was transmitted to approximately 46,000 former carriers. The Missouri Bankruptcy Court approved the plan at a hearing on July 20, 2020, and the confirmation order was entered on July 21. The court issued a dismissal with prejudice on August 12, 2020 and the Company’s total liability equated to $0.8 million, which the Company paid in August 2020.

Krawczyk v. Directory Distributing Associates, Inc. et al.: Filed on May 10, 2016 in the United States District Court for the Northern District of California. This is a proposed nationwide FLSA collective action alleging that delivery workers across the country were misclassified as independent contractors and that those delivery workers were jointly employed by several AT&T and YP defendants (AT&T Inc.; AT&T Services, Inc.; AT&T Corp.; YP Holdings LLC; YP Advertising & Publishing LLC, successor to AT&T Advertising, L.P., incorrectly sued as AT&T Advertising, LP d/b/a AT&T Advertising and Publishing, d/b/a AT&T Advertising Solutions, d/b/a Pacific Bell Directory, d/b/a YP Western Directory LLC; and YP LLC, successor to YP Shared Services LLC, incorrectly sued as YP Shared Services, LP). On October 14, 2016, DDA filed a chapter 11 bankruptcy petition in the Missouri Bankruptcy Court. In January 2017, the Missouri Bankruptcy Court stayed this matter in its entirety. In February 2017, the Missouri Bankruptcy Court appointed a Trustee, displacing DDA management. The Missouri Bankruptcy Court also stayed the Krawczyk action in its entirety as to all parties. In October 2017, the Missouri Bankruptcy Court granted the Trustee’s motion to require the parties to mediate the Walker and Krawczyk matters. Settlement negotiations followed, and on May 1, 2019, the parties reached an agreement in principal to settle the FLSA cases. Thereafter, the Parties negotiated the terms necessary to finalize the settlement agreement, which was memorialized in a DDA chapter 11 plan of liquidation. The settlement included dismissal with prejudice of the Walker and Krawczyk cases on the effective date of the plan. It also capped the Company’s exposure at approximately $1.5 million, but the ultimate amount was dependent on the opt-in population. The chapter 11 plan, along with related pleadings, was transmitted to approximately 46,000 former carriers. The Missouri Bankruptcy Court approved the plan at a hearing on July 20, 2020, and the confirmation order was entered on July 21. The court issued a dismissal with prejudice on August 12, 2020 and the Company’s total liability equated to $0.8 million. which the Company paid in August 2020.

Other

Texas Sales, Excise, and Use Tax Audit: We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to how each taxing jurisdiction will ultimately classify the Company's digital products and services for sales and use tax purposes. On June 24, 2020, the Texas Comptroller of Public Accounts issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account. The Company has reserved $2.4 million for the total combined exposure for the periods open to audit examination, which is accrued on the Company's condensed consolidated balance sheet as of September 30, 2020.

New York Sales, Excise, and Use Tax Audit: On August 19, 2020, the New York State Department of Taxation and Finance issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through May 31, 2020. The Company has reserved $1.9 million for the total combined exposure for the respective period, which is accrued on the Company's condensed consolidated balance sheet as of September 30, 2020.

Note 13     Segment Information
The Company's internal financial reporting and management structure is focused on the major types of services it provides. The Company manages operations using two operating segments which are also its reportable segments: (1) Marketing Services and (2) SaaS.
During the nine months ended September 30, 2020, the Company adjusted its methodology of allocating certain costs between its reportable segments. The current and prior year to date periods reflect the current allocation methodology.
The following tables summarize the operating results of our reportable segments (in thousands):

	Three Months Ended September 30, 2020
	Marketing Services	SaaS	Total
Revenue	$208,504	$31,821	$240,325
Segment EBITDA	66,733	2,561	69,294

	Three Months Ended September 30, 2019
	Marketing Services	SaaS	Total
Revenue	$287,794	$31,322	$319,116
Segment EBITDA	96,448	1,830	98,278

	Nine Months Ended September 30, 2020
	Marketing Services	SaaS	Total
Revenue	$767,553	$94,954	$862,507
Segment EBITDA	289,423	10,785	300,208

	Nine Months Ended September 30, 2019
	Marketing Services	SaaS	Total
Revenue	$980,072	$96,172	$1,076,244
Segment EBITDA	347,178	11,568	358,746

A reconciliation of total Segment EBITDA to the Company’s Income (loss) before (provision) benefit for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Segment EBITDA	$69,294	$98,278	$300,208	$358,746
Impact of ASC 842	—	62	—	382
Interest expense	(15,609)	(23,666)	(53,551)	(71,068)
Depreciation and amortization	(35,454)	(50,471)	(110,883)	(155,285)
Other components of net periodic pension cost	(30,175)	(16,111)	(31,312)	(19,797)
(Loss) on early extinguishment of debt	—	—	—	(6,375)
Impairment charges	(1,184)	(60)	(19,414)	(5,059)
Restructuring and integration expenses (1)	(6,710)	(8,288)	(23,902)	(31,192)
Transaction costs (2)	(4,913)	(143)	(14,679)	(143)
Stock-based compensation (expense) benefit	(1,289)	4,863	4,195	(9,536)
Gain (loss) from remeasurement of indemnification asset	540	(3,736)	(3,878)	(4,646)
Other	1,105	410	2,960	390
(Loss) income before benefit (provision) for income taxes	$(24,395)	$1,138	$49,744	$56,417
(1)For the three months ended September 30, 2020, the Company incurred $3.3 million of severance expense, of which none was a result of the COVID-19 pandemic. For the nine months ended September 30, 2020, the Company incurred $10.6 million of severance expense, of which $5.0 million was a result of the COVID-19 pandemic, as discussed in Note 6. In addition, the Company incurred losses on disposal of fixed assets and capitalized software and costs associated with abandoned facilities and system consolidation.
(2)Consists of direct listing and other transaction costs.
The following table sets forth the Company's disaggregation of revenue based on services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Marketing Services
PYP	$79,395	$120,977	$355,942	$452,098
IYP	68,169	82,385	212,436	257,977
SEM	40,247	56,700	130,905	179,143
Other	20,693	27,732	68,270	90,854
Total Marketing Services	208,504	287,794	767,553	980,072
SaaS
Thryv Platform	22,324	22,829	67,518	72,877
Thryv Leads and Add-ons	9,497	8,493	27,436	23,295
Total SaaS	31,821	31,322	94,954	96,172
Total Revenue	$240,325	$319,116	$862,507	$1,076,244

Note 14     Subsequent Events

Stock Options

On October 15, 2020, the Company granted 388,892 stock options under our 2020 Incentive Award Plan, to certain employees and non-management directors at an exercise price of $13.82 that vest over a four-year period ending on October 15, 2024 and have a 10-year term from the date of grant.
Pensions
On November 4, 2020, the Company entered into an agreement with an insurance company to purchase a group annuity contract to settle the projected benefit obligations for approximately 500 participants in two of the Company’s non-contributory defined benefit pension plans. The irrevocable transaction for the transfer of the pension liability to the insurance company was funded on November 4, 2020 using the plans’ existing assets. Payments from the insurance company to the beneficiaries will commence on January 1, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them.

We are one of the largest companies in the United States that provides small-to-medium sized businesses (“SMBs”) with print and digital marketing solutions and SaaS end-to-end customer experience tools. Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations.

We serve approximately 350,000 SMB clients through two business segments: Marketing Services and SaaS.

Our Marketing Services segment provides both print and digital solutions and generated $208.5 million and $287.8 million of consolidated total revenues for the three months ended September 30, 2020 and 2019, respectively, and $767.6 million and $980.1 million of consolidated total revenues for the nine months ended September 30, 2020 and 2019, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“PYP”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages (“IYP”), known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing (“SEM”) solutions and other digital media solutions, which include stand-alone websites, online display and social advertising, online presence, and video and search engine optimization (“SEO”) tools.

Our SaaS segment generated $31.8 million and $31.3 million of consolidated total revenues for the three months ended September 30, 2020 and 2019, respectively, and $95 million and $96.2 million of consolidated total revenues for the nine months ended September 30, 2020 and 2019, respectively. Our primary SaaS offerings include Thryv, our flagship SMB end-to-end customer experience platform, and Thryv Leads, an automated lead generation service that integrates with our Thryv platform.

On June 30, 2017, the Company completed the YP Acquisition which strengthened its position as a leading provider of print and digital marketing solutions and SaaS end-to-end customer experience tools to locally owned businesses. The YP Acquisition expanded our IYP portfolio to include The Real Yellow Pages and Yellowpages.com brands, enlarged our geographical footprint, and provided us with a significant increase in both clients and sales representatives.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2020, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions. This trend has accelerated following the outbreak of the novel strain of coronavirus, commonly referred to as COVID-19 (“COVID-19”) pandemic from March 2020 onwards.
On October 1, 2020, the Company completed a direct listing of the Company’s common stock on the Nasdaq Capital Market, under the symbol “THRY”.
Recent Developments - COVID-19
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in place, have significantly disrupted the global economy, resulting in an adverse effect to the business operations of certain SMBs. However, many of our SMB clients operate service based businesses that can easily operate remotely, or are designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the nine months ended September 30, 2020 was somewhat mitigated as many of our clients continue to operate during this pandemic.

In our Marketing Services segment, some clients elected to pause their online advertising programs. Marketing Services segment revenue decreased by $79.3 million or 27.6% during the three months ended September 30, 2020 compared to the corresponding period in 2019, and $212.5 million, or 21.7%, during the nine months ended September 30, 2020 compared to the corresponding period in 2019, primarily due to the continued trending decline in demand for print and digital services and increased competition. This trending decline in Marketing Services, which has experienced an annual decline in revenue of approximately 20% in recent years, predated the COVID-19 pandemic. While the ongoing impact of the COVID-19 pandemic on our revenues depends upon the rate of continued spread of the virus as well as regulatory and private sector response, we expect Marketing Services revenues will continue to be impacted primarily by trends predating the COVID-19 pandemic.

In our SaaS segment, we have continued to experience an increase in demand as SMBs seek integrated technology solutions to facilitate virtual interactions with their customers in lieu of in person interactions. Because of this recent increase in demand, the number of new clients has increased by 16% during the three months ended September 30, 2020, compared to the three months ended March 31, 2020. We have seen continued strength in demand during this period from many of our key categories such as home services and professional services. Offsetting this growth is a decline in our legacy SaaS client base as a result of our continued focus on targeting higher spend, higher engaged clients in lieu of lower-spend, less engaged clients that tend to have a higher churn.

We have taken steps to mitigate the overall potential impact of the COVID-19 pandemic on our operating results by enhancing the capabilities of our inside and outside sales force while also actively managing costs. We minimized business disruptions by quickly and proactively transitioning our sales and client support teams into a remote working environment and providing increased training, technical capabilities and resources to enable virtual interactions with our clients. Additionally, in March 2020 we began offering certain incentives to select clients, including free advertising or headings, free digital and SaaS services for up to two months, and payment extensions of up to three months. During the three and nine months ended September 30, 2020, these pandemic credit incentives resulted in a $7.8 million and $14.2 million reduction in revenue, respectively. During the second half of 2020, new requests for incentives have continued to decline and clients who accepted incentives in the first half of 2020 have started to resume contractual terms and pricing. Depending upon future developments and spread of the virus, we do not expect incentives as a result of COVID-19 to be offered beyond 2020. With respect to managing our costs, steps we have taken include cuts in non-essential spending, reduction in force, suspension of merit raises, suspension of our employee 401(k) match program and decrease of other selected benefits. We believe the majority of these cost-saving measures to be temporary in nature. During the nine months ended September 30, 2020, we incurred total severance expense of $10.6 million. The severance expense includes employee termination charges of $5.0 million, recorded as a result of COVID-19. The economic downturn caused by COVID-19 resulted in an incremental amount of $2.5 million recorded to allowance for credit losses for the nine months ended September 30, 2020. There were no incremental charges for the three months ended September 30, 2020. In addition, we remain committed to our variable cost structure and to limiting our capital expenditures, which will allow the Company to continue operating with relatively low working capital needs.

On June 23, 2020, we announced our plans to become a “Remote First” company, meaning that the majority of our workforce will continue to operate in a remote working environment indefinitely. As a result, we have closed certain office buildings, including most of the space at our corporate headquarters in Dallas. We will keep certain office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in our data centers in Dallas and Virginia. The closures of our offices resulted in impairment charges totaling $18.2 million for the nine months ended September 30, 2020.

While the effects of the COVID-19 pandemic have impacted our financial results for the three and nine months ended September 30, 2020, the overall impact was somewhat mitigated by the nature of our client base (SMBs offering services related to home, health and wellness, automotive, etc. and certain SMBs designated as “essential” by state and local authorities), the terms of our print agreements, and the gradual increase in demand for our Thryv platform. The increase in demand for our Thryv platform and our decision to target higher spend and higher- retention clients have also somewhat mitigated the impact of a reduced salesforce on the Company’s ability to generate revenues.

Since September 30, 2020, we have continued to see trends similar to those experienced during the most recent quarters, including an increase in demand for our SaaS solutions and a continuing trend of decline in our Marketing Services business. The challenges we face in the future relating to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus and regulatory and private sector response have on our current and prospective clients, including their ability and willingness to purchase our solutions, the timing of their purchasing decisions and the willingness of existing clients to renew subscriptions for our solutions. Although to date, we do not believe the COVID-19 pandemic has had a material impact on our operational performance, financial performance, or liquidity, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.

Factors Affecting Our Performance
Our operations can be impacted by, among other factors, general economic conditions and increased competition with the introduction of new technologies and market entrants. We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those listed below and those discussed in the section titled “Risk Factors.”
Ability to Attract and Retain Clients
Our revenue growth is driven by our ability to attract and retain SMB clients. To do so, we must deliver solutions that address the challenges currently faced by SMBs at a value-based price point that an SMB can afford.

Our strategy is to expand the use of our solutions by introducing our SaaS solutions to new SMB clients, as well as our current Marketing Services clients. This strategy includes capitalizing on the increased needs of SMBs for solutions that facilitate a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital.
Investment in Growth
We intend to continue to invest in the growth of our SaaS segment. We have selectively utilized a portion of the cash generated from our Marketing Services segment to support initiatives in our evolving SaaS segment, which has represented an increasing percentage of total revenue since launch. The SaaS segment became profitable during 2019. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also increase our operating expenses.
Ability to Grow Through Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States SMB market and plan to leverage strategic acquisitions to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. In August 2020, we launched our first international SaaS reseller pilot, a joint initiative with the leading yellow pages player in the Caribbean, and we recently signed our second SaaS multi-location franchise client, a home services company with operations in the U.S. and Canada. We believe that acquisitions of marketing services companies will expand our client base and provide additional opportunities to offer our SaaS solutions. Our success largely depends on our ability to identify and execute acquisition opportunities and our ability to establish relationships with new SMBs.
Key Business Metrics
We review several operating metrics, including the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe these key metrics are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business.
Total Clients
We define total clients as the number of SMB accounts with one or more revenue-generating solutions in a particular period. For quarter- and year-ending periods, total clients from the last month in the period are reported. A single client may have separate revenue-generating accounts for multiple Marketing Services solutions or SaaS offerings, but we count these as one client when the accounts are managed by the same business entity or individual. Although infrequent, where a single organization has multiple subsidiaries, divisions, or segments, each business entity that is invoiced by us is treated as a separate client. We believe that the number of total clients is an indicator of our market penetration and potential future business opportunities. We view the mix between Marketing Services clients and SaaS clients as an indicator of potential future opportunities to offer our SaaS solutions to our Marketing Services clients.

Marketing Services Clients

Clients that purchase one or more of our Marketing Services solutions are included in this metric. These clients may or may not also purchase subscriptions to our SaaS offerings.

SaaS Clients
Clients that purchase subscriptions to our SaaS offerings are included in this metric. These clients may or may not also purchase one or more of our Marketing Services solutions.

	As of September 30,
	2020	2019

	(in thousands)
Clients
Marketing Services	333	407
SaaS	44	49
Total (1)	349	423

(1)Marketing Services clients plus SaaS clients are greater than Total clients since clients that purchase both Marketing Services and SaaS are considered only one client in the Total client count when the accounts are managed by the same business entity or individual.
Marketing Services clients decreased by 74 thousand or 18% as of September 30, 2020 compared to September 30, 2019. The decrease in Marketing Services clients was related to a secular decline in the print media industry. The decline in the digital portion of our Marketing Services business was due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS clients decreased by 5 thousand or 10% as of September 30, 2020 compared to September 30, 2019. The decrease in SaaS clients was the result of an intentional strategic move by us to target higher spend, higher retention clients in lieu of lower-spend, higher churn clients. As part of this strategy, we discontinued sale of lower priced tiers of our Thryv platform, which led to higher monthly average revenue per unit (“ARPU”) for the nine months ended September 30, 2020. In making this strategic shift, our SaaS client count has decreased while SaaS ARPU has increased, and we expect this trend to continue into fiscal year 2021.
Total clients decreased by 74 thousand or 17% as of September 30, 2020 compared to September 30, 2019. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space.
Monthly ARPU
We define monthly ARPU as our total client billings for a particular month divided by the number of revenue-generating units during the same month. For each reporting period, the weighted average monthly ARPU from all the months in the period are reported. We define units as SMB accounts with one or more revenue-generating solutions in a particular month. Units are synonymous with clients. As monthly ARPU varies based on the amounts we charge for our services, we believe it can serve as a measure by which investors can evaluate trends in the types and levels of services across our client base. Our measurement of ARPU helps us understand the rate at which we are monetizing our client base.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ARPU (Monthly)
Marketing Services	$222	$233	$223	$236
SaaS	260	225	244	215
Total (1)	$244	$250	$243	$253

(1)During the three and nine months ended September 30, 2019, total monthly ARPU is higher than the individual monthly ARPUs for Marketing Services and SaaS due to clients that purchase both Marketing Services and SaaS solutions. During the three and nine months ended September 30, 2020, SaaS ARPU is higher than total monthly ARPU as we shift to selling to more higher spend SaaS-only clients.

Monthly ARPU for the Marketing Services segment decreased by $11 or 5% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and decreased by $13 or 6% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.
Monthly ARPU for the SaaS segment increased by $35 or 16% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and increased by $29 or 13% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in ARPU for these periods was largely driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, we introduced higher priced tiers of our Thryv platform to our clients in the second quarter of 2019, which raised our overall SaaS monthly ARPU.
Monthly Active Users - SaaS
We define a monthly active user for SaaS offerings as a client with one or more users who log into our SaaS solutions at least once during the calendar month. It should be noted that the inherent challenge is that one individual may register for, and use, multiple accounts across computer and mobile devices which may overstate the number of unique users who actively use our Thryv platform within a month. Additionally, some of our original SaaS clients exclusively use the website features of their Thryv platform which does not require a login and those users are not included in our active users count. For each reporting period, active users from the last month in the period are reported. We believe that monthly active users best reflects our ability to engage, retain, and monetize our users, and thereby drive increases in revenue. We view monthly active users as a key measure of user engagement for our Thryv platform.

	As of September 30,
	2020	2019

	(in thousands)
Monthly Active Users - SaaS	27	24

Monthly active users increased by 3 thousand, or 13% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The number of monthly active users increased period over period despite the decline in the total number of SaaS clients as we undertook efforts such as enhancing the sales process, client onboarding experience and lifecycle management in order to increase engagement among our SaaS clients. The increase was also driven by the focus by our sales team on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients as SMBs increased virtual interactions with their customers in lieu of in person interactions as a result of the COVID-19 pandemic.

Key Components of Our Results of Operations
Revenue
We generate revenue from our two business segments, Marketing Services and SaaS. Our primary sources of revenue in our Marketing Services segment are print and digital services. Our primary source of revenue in our SaaS segment is our Thryv platform.
Operating Expenses
Operating expenses consist of cost of services (exclusive of depreciation and amortization), sales and marketing, general and administrative, and depreciation and amortization.
Cost of Services (Exclusive of Depreciation and Amortization)
Cost of services (exclusive of depreciation and amortization) consists of expenses related to delivering our solutions, such as publishing, printing, and distribution of our print directories and fulfillment of our digital and SaaS offerings. Additionally, it includes personnel-related expenses such as salaries paid to our information technology personnel, as well as internet operations and development personnel, stock-based compensation expense, and non-capitalizable software and hardware purchases.

Sales and Marketing

Sales and marketing expense consists primarily of base salaries, stock-based compensation, sales commissions paid to our inside and outside sales force and other expenses incurred by personnel within the sales, marketing, sales training, and client care departments. Additionally, Sales and marketing expense includes advertising costs such as media, promotional material, branding, and online advertising.

General and Administrative

General and administrative expense primarily consists of compensation expense incurred by corporate management and administrative functions such as finance and accounting, legal, internal audit, human resources, billing and receivables, and management personnel. In addition, General and administrative expense includes stock-based compensation expense, bad debt expense, restructuring and integration charges, and other corporate expenses such as professional fees, operating taxes, and insurance.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of depreciation from fixed assets and amortization associated with capitalized software and intangible assets.

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension cost, and (loss) gain on early extinguishment of debt.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,
	2020		2019
	(in thousands) (unaudited)
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$240,325	100%	$319,116	100%
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	87,347	36.3%	109,588	34.3%
Sales and marketing	60,775	25.3%	83,730	26.2%
General and administrative	34,176	14.2%	34,352	10.8%
Depreciation and amortization	35,454	14.8%	50,471	15.8%
Impairment charges (i)	1,184	0.5%	60	—%
Total operating expenses	218,936	91.1%	278,201	87.2%

Operating income	21,389	8.9%	40,915	12.8%

Other income (expense):
Interest expense	(15,609)	(6.5)%	(23,666)	(7.4)%
Other components of net periodic pension cost	(30,175)	(12.6)%	(16,111)	(5.0)%
(Loss) income before benefit (provision) for income taxes	(24,395)	(10.2)%	1,138	0.4%
Benefit (provision) for income taxes	24,250	10.1%	(1,410)	(0.4)%
Net (loss)	$(145)	(0.1)%	$(272)	(0.1)%
Other financial data:
Adjusted EBITDA	$69,294		$98,340
(i)    Impairment charges, which was previously included as part of General and administrative expense, is presented as a separate line item for the three months ended September 30, 2020 and 2019.
Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019
Revenue
The following table summarizes revenues by business segment for the periods indicated:

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(in thousands) (unaudited)
Marketing Services	$208,504	$287,794	$(79,290)	(27.6)%
SaaS	31,821	31,322	499	1.6%
Total revenues	$240,325	$319,116	$(78,791)	(24.7)%
Total revenues decreased by $78.8 million, or 24.7%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in total revenues was driven by a decrease in Marketing Services revenue of $79.3 million, partially offset by an increase in SaaS revenue of $0.5 million.

Marketing Services Revenue
Marketing Services revenue decreased by $79.3 million, or 27.6%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Print revenue decreased by $41.6 million, or 34.4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This was primarily driven by a $33.0 million decrease as a result of publication timing differences caused by our print agreements having greater than 12 month terms. Under ASC 606, print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, currently in the range of 12 to 15 months. The titles published during the three months ended September 30, 2020 are therefore broadly different to the titles published during the three months ended September 30, 2019. This should be considered when comparing quarters from one year to the next. Additionally, revenue decreased as a result of the overall industry demand for print services.

Digital services revenue decreased by $37.7 million, or 22.6%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. IYP and SEM revenues decreased by $30.7 million, or 22.1%, driven by a continued trending decline in the Company’s client base due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $7.0 million, or 25.4%, as we shifted from selling these services on a standalone basis to only offering them as inclusions or add-ons to our Thryv platform for new clients.
SaaS Revenue

SaaS revenue increased by $0.5 million, or 1.6%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was driven by increased demand for our Thryv platform as SMBs have increased their contact-less customer interactions and remote working capabilities due to the COVID-19 pandemic, and by our success in re-focusing our go-to-market and onboarding strategy targeting on higher spend and higher engaged clients. This is partially offset by a decline in our lower-spend and less engaged legacy SaaS clients that tend to have a higher churn and an increase in our sales allowance due to COVID-19.
Operating Expenses

Cost of Services (Exclusive of Depreciation and Amortization)
Cost of services (exclusive of depreciation and amortization) decreased by $22.2 million, or 20.3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in Cost of services (exclusive of depreciation and amortization) was primarily driven by declining revenue and strategic cost savings initiatives. This decline was largely the result of the Company’s continued efforts to reduce costs in order to maintain profitability, reduced workforce due to the impacts of COVID-19, and the completion of the YP restructuring and integration efforts. Specifically, we reduced printing, distribution and digital and fulfillment support costs by $13.9 million, contract services by $4.1 million, employee related costs by $3.0 million and non-capitalized software and hardware purchases by $1.4 million.
Cost of services (exclusive of depreciation and amortization) as a percentage of revenue increased to 36.3% for the three months ended September 30, 2020 from 34.3% for the three months ended September 30, 2019. This increase was primarily attributable to the decrease in total revenue related to the timing of our print agreements where contracts have terms exceeding 12 months.
Sales and Marketing

Sales and marketing expense decreased by $23.0 million, or 27.4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Sales and marketing expense as a percentage of revenue decreased to 25.3% for the three months ended September 30, 2020 from 26.2% for the three months ended September 30, 2019. The decrease in Sales and marketing expense was primarily due to declining revenues and cost savings initiatives that were undertaken to mitigate the overall impact of the COVID-19 pandemic on our results of operations. Specifically, the decrease in Sales and marketing expense was due to lower employee related costs of $12.7 million and lower sales commissions of $1.9 million, primarily due to our reduction in workforce as a result of the economic downturn caused by the COVID-19 pandemic. Additionally, travel expenses decreased by $3.8 million and facility costs decreased by $1.6 million.

General and Administrative
General and administrative expense decreased by $0.2 million, or 0.5%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was primarily driven by a $8.3 million decrease in restructuring and integration costs related to the YP integration, and lower facility costs of $1.0 million. The decreases in restructuring and integration costs and facility costs were partially offset by an increase in direct listing and other transaction costs of $4.8 million and higher severance expense of $3.3 million.
General and administrative expense as a percentage of revenue increased to 14.2% for the three months ended September 30, 2020 from 10.8% for the three months ended September 30, 2019. This increase was primarily attributable to the decrease in total revenue and was also driven by the increase in direct listing and other transaction costs and higher severance expense.
Depreciation and Amortization
Depreciation and amortization expense decreased by $15.0 million, or 29.8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The decrease in Depreciation and amortization resulted primarily from a decline of $12.7 million related to amortization of our intangible assets. The Company uses the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible asset is greater in the earlier years and then steadily declines over time based on expected future cash flows. Depreciation and amortization further decreased due to a decline in depreciation expense of $2.3 million from the sale and retirement of property and equipment.
Impairment Charges
Impairment charges increased by $1.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was due to the closing of certain offices as the Company consolidated operations at certain locations.
Other Income (Expense)
Interest Expense
Interest expense decreased by $8.1 million, or 34.0%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to lower indebtedness. The Company incurred interest expense from related parties of $4.2 million for the three months ended September 30, 2020 as compared to $6.2 million for the three months ended September 30, 2019.
Other Components of Net Periodic Pension Cost
Other components of net periodic pension cost increased by $14.1 million, or 87.3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was due to a higher remeasurement loss of $15.8 million and a higher settlement loss of $0.3 million, partially offset by a decrease in interest expense of $1.8 million and a higher expected return on assets of $0.2 million.
Benefit (Provision) for Income Taxes

Benefit for income taxes increased by $25.7 million, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The effective income tax rate was 99.4% and 123.9% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate differs from the 21.0% U.S. Federal statutory rate primarily due to the change in valuation allowance, tax permanent differences, and discrete items recorded in each of the respective periods.

Adjusted EBITDA

Adjusted EBITDA decreased by $29.0 million, or 29.5%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in Adjusted EBITDA was primarily driven by the decrease in total revenue, which was partially offset by declining costs as we continue to focus on cost reductions.

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Nine Months Ended September 30,
	2020		2019
	(in thousands) (unaudited)
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$862,507	100%	$1,076,244	100%
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	278,941	32.3%	364,873	33.9%
Sales and marketing	201,939	23.4%	266,643	24.8%
General and administrative	116,723	13.5%	130,727	12.1%
Depreciation and amortization	110,883	12.9%	155,285	14.4%
Impairment charges (i)	19,414	2.3%	5,059	0.5%
Total operating expenses	727,900	84.4%	922,587	85.7%

Operating income	134,607	15.6%	153,657	14.3%

Other income (expense):
Interest expense	(53,551)	(6.2)%	(71,068)	(6.6)%
Other components of net periodic pension cost	(31,312)	(3.6)%	(19,797)	(1.8)%
(Loss) on early extinguishment of debt	—	—%	(6,375)	(0.6)%
Income before (provision) for income taxes	49,744	5.8%	56,417	5.2%
(Provision) for income taxes	(10,323)	(1.2)%	(18,860)	(1.8)%
Net income	$39,421	4.6%	$37,557	3.5%
Other financial data:
Adjusted EBITDA	$300,208		$359,128

(i)Impairment charges, which was previously included as part of General and administrative expense, is presented as a separate line item for the nine months ended September 30, 2020 and 2019.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Revenue
The following table summarizes revenues by business segment for the periods indicated:

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(in thousands) (unaudited)
Marketing Services	$767,553	$980,072	$(212,519)	(21.7)%
SaaS	94,954	96,172	(1,218)	(1.3)%
Total revenues	$862,507	$1,076,244	$(213,737)	(19.9)%
Total revenues decreased by $213.7 million, or 19.9%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in total revenues was driven by a decrease in Marketing Services revenue of $212.5 million and a decrease in SaaS revenue of $1.2 million.

Marketing Services Revenue
Marketing Services revenue decreased by $212.5 million, or 21.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Print revenue decreased by $96.1 million, or 21.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This was primarily driven by the decline in the overall industry demand for print services. This decrease was also driven by a $17.1 million decrease as a result of publication timing differences caused by our print agreements having greater than 12 month terms. Under ASC 606, print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, currently in the range of 12 to 15 months. The titles published during the nine months ended September 30, 2020 are therefore broadly different to the titles published during the nine months ended September 30, 2019. This should be considered when comparing periods from one year to the next.
Digital services revenue decreased by $116.4 million, or 22.0%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. IYP and SEM revenues decreased by $93.8 million, or 21.5%, driven by a continued trending decline in the Company’s client base due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $22.6 million, or 24.9%, as we shifted from selling these services on a standalone basis to only offering them as add-ons to our Thryv platform for new clients with most of these services undergoing this transition during the second quarter of the year ended December 31, 2019.
SaaS Revenue

SaaS revenue decreased by $1.2 million, or 1.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily driven by a decline in our lower-spend and less engaged legacy SaaS clients that tend to have a higher churn and an increase in our sales allowance due to COVID-19. This decline was offset by increased demand for our Thryv platform as SMBs have increased their contact-less customer interactions and remote working capabilities due to the COVID-19 pandemic and by our success in re-focusing our go-to-market and onboarding strategy targeting on higher spend and higher engaged clients.

Operating Expenses

Cost of Services (Exclusive of Depreciation and Amortization)
Cost of services (exclusive of depreciation and amortization) decreased by $85.9 million, or 23.6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in Cost of services (exclusive of depreciation and amortization) was primarily driven by declining revenue and strategic cost savings initiatives. Cost of services (exclusive of depreciation and amortization) as a percentage of revenue decreased to 32.3% for the nine months ended September 30, 2020 from 33.9% for the nine months ended September 30, 2019. This decline was largely the result of the Company’s continued efforts to reduce costs in order to maintain profitability, reduced workforce due to the impacts of COVID-19, and the completion of the YP restructuring and integration efforts. Specifically, we reduced printing, distribution and digital and fulfillment support costs by $49.3 million, contract services by $16.9 million, employee related costs by $10.0 million and non-capitalized software and hardware purchases by $5.2 million.

Sales and Marketing

Sales and marketing expense decreased by $64.7 million, or 24.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Sales and marketing expense as a percentage of revenue decreased to 23.4% for the nine months ended September 30, 2020 from 24.8% for the nine months ended September 30, 2019. The decrease in Sales and marketing expense was primarily due to declining revenues and cost savings initiatives that were undertaken to mitigate the overall impact of the COVID-19 pandemic on our results of operations. Specifically, the decrease in Sales and marketing expense was due to lower employee related costs of $40.8 million and lower sales commissions of $11.6 million, primarily due to our reduction in workforce as a result of the economic downturn caused by the COVID-19 pandemic. Additionally, travel expenses decreased by $6.3 million and facility costs decreased by $2.8 million.

General and Administrative

General and administrative expense decreased by $14.0 million, or 10.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.This decrease was primarily driven by a $36.3 million decrease in restructuring and integration costs related to the YP integration, lower facility costs of $4.2 million, and lower employee related costs of $3.8 million. The decreases in restructuring and integration costs and facility costs were partially offset by an increase in direct listing and other transaction costs of $14.5 million and higher bad debt expense and severance expense of $5.8 million and $10.6 million, respectively, primarily as a result of the economic downturn caused by the COVID-19 pandemic.
General and administrative expense as a percentage of revenue increased to 13.5% for the nine months ended September 30, 2020 from 12.1% for the nine months ended September 30, 2019. This increase was attributable to the decrease in total revenue and was also driven by the increase in direct listing and other transaction costs, higher bad debt expense and higher severance expense.
Depreciation and Amortization

Depreciation and amortization expense decreased by $44.4 million, or 28.6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The decrease in Depreciation and amortization resulted primarily from a decline of $37.9 million related to amortization of our intangible assets. The Company uses the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible asset is greater in the earlier years and then steadily declines over time based on expected future cash flows. Depreciation and amortization further decreased due to a decline in depreciation expense of $6.5 million from the sale and retirement of property and equipment.
Impairment Charges
Impairment charges increased by $14.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was due to the Company becoming a Remote First company and the closing of certain office buildings, including most of the space at its corporate headquarters in Dallas, Texas. Impairment charges recorded during the nine months ended September 30, 2019 were the result of consolidating operations at certain locations.

Other Income (Expense)

Interest Expense
Interest expense decreased by $17.5 million, or 24.6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to lower indebtedness. The Company incurred interest expense from related parties of $13.9 million for the nine months ended September 30, 2020 as compared to $19.1 million for the nine months ended September 30, 2019.

Other Components of Net Periodic Pension Cost
Other components of net periodic pension cost increased by $11.5 million, or 58.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was due to a higher remeasurement loss of $16.6 million, and a higher settlement loss of $0.3 million, partially offset by a decrease in interest expense of $4.6 million, and a higher expected return on assets of $0.8 million.

(Loss) on Early Extinguishment of Debt

During the nine months ended September 30, 2019, the Company incurred a loss of $6.4 million on early extinguishment of debt upon funding of the second installment of the Senior Term Loan. The Company did not extinguish debt during the nine months ended September 30, 2020.

(Provision) Benefit for Income Taxes

(Provision) for income taxes increased by $8.5 million, or (45.3)%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The effective income tax rate was 20.8% and 33.4% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate differs from the 21.0% U.S. Federal statutory rate primarily due to the change in valuation allowance, tax permanent differences, and discrete items recorded in each of the respective periods. The discrete items for the nine months ended September 30, 2020 are primarily attributable to a partial release of uncertain tax positions due to favorable developments with ongoing U.S. federal tax examinations.

Adjusted EBITDA

Adjusted EBITDA decreased by $58.9 million, or 16.5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in Adjusted EBITDA was primarily driven by the decrease in total revenue, which was partially offset by declining costs as we continue to focus on cost reductions.
Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. We also present Adjusted EBITDA as a non-GAAP financial measure in this report.
We have included Adjusted EBITDA in this report because management believes it provides useful information to investors in gaining an overall understanding of our current financial performance and provide consistency and comparability with past financial performance. Specifically, we believe Adjusted EBITDA provides useful information to management and investors by excluding certain non-operating items that we believe are not indicative of our core operating results. In addition, Adjusted EBITDA is used by management for budgeting and forecasting as well as measuring the Company’s performance. We believe Adjusted EBITDA provides investors with the financial measures that most closely align with our internal processes.
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net (loss) income plus Interest expense, (Benefit) provision for income taxes, Depreciation and amortization expense, Loss on early extinguishment of debt, Restructuring and integration charges, Transaction costs, Stock-based compensation expense, Impairment charges and non-operating expenses, such as, Other components of net periodic pension cost, Non-cash (gain) loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to net income as a performance measure.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA
Net (loss) income	$(145)	$(272)	$39,421	$37,557
Interest expense	15,609	23,666	53,551	71,068
(Benefit) provision for income taxes	(24,250)	1,410	10,323	18,860
Depreciation and amortization expense	35,454	50,471	110,883	155,285
Loss on early extinguishment of debt	—	—	—	6,375
Restructuring and integration expenses (1)	6,710	8,288	23,902	31,192
Transaction costs (2)	4,913	143	14,679	143
Stock-based compensation expense (benefit) (3)	1,289	(4,863)	(4,195)	9,536
Other components of net periodic pension cost (4)	30,175	16,111	31,312	19,797
Non-cash (gain) loss from remeasurement of indemnification asset (5)	(540)	3,736	3,878	4,646
Impairment charges (6)	1,184	60	19,414	5,059
Other (7)	(1,105)	(410)	(2,960)	(390)
Adjusted EBITDA	$69,294	$98,340	$300,208	$359,128

(1)For the three and nine months ended September 30, 2019, restructuring and integration charges include severance benefits, facility exit costs, system consolidation and integration costs, and professional consulting and advisory services costs related to the YP Acquisition. See Note 4, Restructuring and Integration Expenses, to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 in this report. For the three and nine months ended September 30, 2020, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation. A portion of the severance benefits, amounting to $5.0 million, resulted from COVID-19. For further detail on severance benefits, see Note 6, Accrued Liabilities, to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 in this report.
(2)Expenses related to the Company's direct listing and other transaction costs.
(3)Company records stock-based compensation expense related to the amortization of grant date fair value of the Company’s liability classified stock-based compensation awards. Additionally, stock-based compensation expense includes the remeasurement of these awards at each period end. See Note 3, Fair Value Measurements, to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 in this report for more information.
(4)Other components of net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of other components of net periodic pension cost relates to the mark to market pension remeasurement. As a result of an interim actuarial valuation due to the settlements of the pension plans, the Company recognized a remeasurement loss of $29.5 million and $30.2 million in the three and nine months ended September 30, 2020, respectively, and a remeasurement loss of $13.6 million in both the three and nine months ended September 30, 2019. See Note 8, Pensions, to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 in this report for more information.
(5)In connection with the YP Acquisition, the seller provided the Company indemnity for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the Acquisition Date. The indemnity covers potential losses in excess of $8.0 million and is capped at an amount equal to the lesser of the uncertain tax position liability or the current fair value of the 1,804,715 shares of the Company's common stock issued to the seller as part of the purchase consideration.

(6)Impairment charges of $1.2 million and $19.4 million recorded during the three and nine months ended September 30, 2020, respectively, are primarily due to the Company closing certain office buildings as part of becoming a “Remote First” company, and consolidating operations at certain locations. Impairment charges of $0.1 million and $5.1 million recorded during the three nine months ended September 30, 2019, respectively, are due to consolidating operations at certain locations and are included in Restructuring and integration charges in the condensed consolidated statements of operations.

(7)Other primarily includes expenses related to potential non-income based tax liabilities.

Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv Inc., who in turn generates cash flow from operations and has cash and cash equivalents on hand, funds provided under term loan facilities and funds available under the ABL Facility. The agreements governing our Senior Credit Facilities may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our Senior Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our ABL Facility will be sufficient to meet our liquidity requirements, such as working capital requirements for our operations, business development and investment activities, and payments for our debt obligations, for the following 12 months. Any projections of future earnings and cash flows are subject to substantial uncertainty. Our future success and capital adequacy will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to address our annual cash obligations and reduce our outstanding debt, all of which are subject to general economic, financial, competitive, and other factors beyond our control. As a result of COVID-19, many SMBs will continue to experience a reduction in revenues and cash flows and may not have the ability to pay amounts owed to us. We have increased our allowance for credit losses by $2.5 million based on expected future credit losses due to COVID-19. We are also assessing our business operations and the impact that COVID-19 may have on our financial results and liquidity. We continue to monitor our capital requirements to ensure our needs are in line with available capital resources.

In addition, our Board authorizes us to undertake share repurchases from time to time. The amount and timing of any share repurchases that we make will depend on a variety of factors, including available liquidity, cash flows, our capacity to make repurchases under our credit facility and market conditions.
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,		$
	2020	2019	Change

	(unaudited)
Cash flows provided by (used in):
Operating activities	$174,590	$188,144	$(13,554)
Investing activities	(15,484)	(12,597)	(2,887)
Financing activities	(159,247)	(207,532)	48,285
(Decrease) in Cash and cash equivalents	$(141)	$(31,985)	$31,844

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $13.6 million, or 7.2%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

The decrease in net cash provided by operating activities of $13.6 million is primarily due to the timing of accounts receivable collections, the timing of billing of unbilled receivables in accordance with the terms of our print agreements, and the timing of payments against accounts payable and taxes payable, in addition to the overall decline of our sales.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $2.9 million, or 22.9%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

The increase in net cash used in investing activities of $2.9 million was primarily due to an increase of $3.7 million in capitalized expenditures, partially offset by an increase of $0.7 million in proceeds from the sales of buildings and other fixed assets.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $48.3 million, or 23.3%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The change in cash flow from financing activities relates to the repurchase of common stock and the timing of proceeds and payments on the Senior Term Loan and ABL Facility.

The decrease in net cash used in financing activities of $48.3 million was primarily driven by a $51.6 million decrease in payments on the Senior Term Loan resulting from a decrease in the Company’s Excess Cash Flow, which dictates the Senior Term Loan payment amounts. The decrease net cash used in financing activities is further driven by the net cash used of $19.3 million as a result of the Tender Offer that was completed on May 1, 2019, in which the Company repurchased $438.0 million of common stock, financed primarily with proceeds from the Senior Term Loan of $418.6 million. These decreases were partially offset by cash used of $30.6 million to repurchase shares of our outstanding common stock during the nine months ended September 30, 2020. The other changes in cash flows are related to the timing of proceeds and payments on the ABL Facility.

Debt
On July 29, 2016, upon emerging from our pre-packaged bankruptcy, we entered into the Original Term Facility with certain owners of the Company’s common stock with initial borrowings of $600.0 million. On June 30, 2017, an additional $550.0 million was borrowed under the Original Term Facility to finance the purchase of the YP Acquisition. Of the $550.0 million, 49.4% was held by related parties who are equity holders of the Company, including Mudrick Capital Management, LP; Paulson & Co Inc; and GoldenTree Asset Management, LP, who each held 16.9%, 16.4% and 16.1% of the debt, respectively.
On December 31, 2018, we entered into the Term Loan Agreement pursuant to which the lenders party thereto agreed to provide the Senior Term Loan. The Senior Term Loan was initiated by Thryv, Inc., the Company’s operating subsidiary and is secured substantially by all of the assets of Thryv, Inc. and is guaranteed by the Company in an initial aggregate principal amount not to exceed $825.0 million. The Senior Term Loan was funded in two installments. The first installment of $400.0 million was executed on December 31, 2018 and the second installment of $425.0 million on January 31, 2019, resulting in debt extinguishment losses of $18.4 million and $6.4 million for the years ended December 31, 2018 and December 31, 2019, respectively.
On December 15, 2016, the Company entered into a trade receivables asset-backed line of credit agreement (the “Original ABL Facility”), which was amended on April 21, 2017 and was utilized to finance ongoing general corporate and working capital needs. On June 30, 2017, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) which increased the Maximum Revolver Amount (“MRA”) to (i) $350.0 million from June 30, 2017 through December 31, 2017, (ii) $325.0 million from January 1, 2018 through June 30, 2018, (iii) $300.0 million July 1, 2018 through December 31, 2018, (iv) $275.0 million from January 1, 2019 through June 30, 2019, (v) $250.0 million from July 1, 2019 through December 31, 2019, (vi) $225.0 million from January 1, 2020 through June 30, 2020 and (vii) $200.0 million after July 1, 2020.
On January 31, 2019, we entered into a subsequent amendment to the Amended and Restated Credit Agreement to amend the maturity date to September 30, 2023, and to increase the MRA to (i) $225.0 million from January 31, 2019 through December 31, 2019, (ii) $200 million from January 1, 2020 through June 30, 2020, (iii) $175 million from July 1, 2020 through December 31, 2020, (iv) $150 million from January 31, 2021 through June 30, 2021, (v) $125 million from July 1, 2021 through December 31, 2021 and (vi) $100 million after January 1, 2022. The existing unamortized debt issuance costs and the $0.7 million of fees and third-party costs associated with the amendment of the Amended and Restated Credit Agreement that were incurred in the year ended December 31, 2019 were deferred and will be amortized over the term of the Amended and Restated Credit Agreement.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Amended and Restated Credit Agreement, payments of the Senior Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Amended and Restated Credit Agreement). We are in compliance with all covenants under the Senior Term Loan and ABL Facility as of September 30, 2020. We had total recorded debt outstanding of $585.8 million at September 30, 2020, which was comprised of amounts outstanding under our Senior Term Loan of $504.1 million and ABL Facility of $81.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Critical Accounting Policies

Common Stock Fair Value

The common stock fair value is one of the significant valuation inputs of the indemnification asset and the liability classified stock-based compensation awards.

As of September 30, 2020

The Company completed a direct listing on October 1, 2020. As of September 30, 2020, the fair value of the Company’s common stock is based on the THRY Nasdaq per share price.

Prior to September 30, 2020

The absence of an active market for the Company's common stock required the Company to determine the fair value of its common stock. The Company obtained contemporaneous third-party valuations to assist it in determining fair value. These contemporaneous third-party valuations used methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The Company determined the fair value utilizing the income approach, which estimated value based on market participant expectations of future cash flows the Company will generate. These future cash flows are discounted to their present value using a discount rate based on the Company's weighted average cost of capital, which reflects the risk of achieving the projected cash flows. Significant inputs of the income approach also include the long-term financial projections of the Company along with its long-term growth rate, which is used to calculate the residual value of the Company before discounting to present value. The fair value of the common stock was discounted based on the lack of marketability.

Other factors taken into consideration in assessing the fair value of the Company’s common stock include but are not limited to: industry information such as market growth and volume and macro-economic events; and additional objective and subjective factors relating to its business.

Other than the Common Stock Fair Value accounting policy referenced above, our critical accounting policies and estimates have not changed from those described in our Prospectus, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
Recent Accounting Pronouncements
For a description of accounting pronouncements recently adopted and issued, see Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2020, we had total recorded debt outstanding of $585.8 million, which was comprised of amounts outstanding under our Senior Term Loan of $504.1 million and ABL Facility of $81.6 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $5.9 million annually, based on the debt outstanding at September 30, 2020.

Inflation Risk

We currently operate solely in the United States of America. We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 12, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Our business and owning our common stock are subject to numerous risks and uncertainties, including those highlighted in “Risk Factors.” As a summary, these risks include, but are not limited to, the following:
•significant competition for our Marketing Services solutions and SaaS offerings which include companies who use components of our SaaS offerings provided by third parties;
•we may not be able to transition our Marketing Services clients to our Thryv platform, sell our platform into new markets or further penetrate existing markets;
•we may not manage our growth effectively;
•we may not successfully expand our current offerings into new markets or further penetrate existing markets;
•our clients potentially opting not to renew their agreements with us or renewing at lower spend;
•we may not maintain profitability;
•our potential failure to provide new or enhanced functionality and features;
•our potential failure in identifying and acquiring suitable acquisition candidates;
•internet search engines and portals potentially terminating or materially altering their agreements with us;
•we rely on third-party service providers for many aspects of our business and may not maintain our strategic relationships with third-party service providers;
•we, or our third-party providers, may not keep pace with rapid technological changes and evolving industry standards;
•we may not maintain the compatibility of our Thryv platform with third-party applications;
•the effect of COVID-19 on our business, including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
•our inability to recover should we experience a disaster or other business-continuity problems;
•the potential loss of one or more key employees or our inability to attract and to retain highly skilled employees;
•the potential impact of future labor negotiations;
•our potential failure to comply with applicable privacy, security and data laws, regulations and standards;
•potential changes in regulations governing privacy concerns and laws or other domestic or foreign data protection regulations;
•potential system interruptions or failures, including cyber-security breaches, identity theft, data loss, unauthorized access to data or other disruptions that could compromise our information or our client information;
•we may not protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•litigation and regulatory investigations aimed at us or resulting from actions of our predecessors;
•adverse tax laws or regulations or potential changes to existing tax laws;
•our potential failure to meet service level commitments under our client contracts;
•our potential failure to offer high-quality or technical support services;
•aging software and hardware infrastructure;
•we, or our third-party service providers, may fail to manage our technical operations infrastructure;
•our Thryv platform and add-ons potentially failing to perform properly;
•our outstanding indebtedness and our inability to generate sufficient cash sufficient cash-flows to meet our debt service obligations;
•our future operations may be restricted by restrictive covenants in the agreements governing our Senior Credit Facilities;

•uncertainty related to the London interbank offered rate (“LIBOR”) and the potential discontinuation of LIBOR in the future;
•volatility and weakness in bank and capital markets;
•your ability to sell your common stock at or above the price you bought them for due to (i) our listing not having the same safeguards as an underwritten initial public offering, which may result in the public price of our shares of common stock being volatile, or (ii) the failure of an active, liquid, and orderly market for our shares of common stock to be sustained;
•none of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Following our listing, sales of substantial amounts of our common stock in the public markets or the perception that sales might occur, could cause the market price of our common stock to decline; and
•costs, obligations and liabilities incurred as a result of and in connection with being a public company.

For a discussion of these and other risks you should consider before making an investment in our common stock, review the following Risk Factors:

Risks Related to Our Business and Industry

Strategic, Market and Competition Risks

We face significant competition for our Marketing Services solutions and SaaS offerings, which may harm our ability to add new clients, retain existing clients and grow our business. Competitors include companies who use components of our SaaS offerings provided by third parties.

We face intense competition from other companies that offer marketing solutions and business management tools for the SMB market. Competition could significantly impede our ability to sell marketing solutions or subscriptions to our Thryv platform and add-ons on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our Thryv platform, we may need to decrease prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our operating results will be negatively affected.

Our competitors include:

•other print media companies;
•cloud-based business automation providers;
•email marketing software vendors;
•sales force automation and CRM software vendors;
•website builders and providers of other digital tools, including low cost, less experienced do-it-yourself providers;
•marketing agencies and other providers of SEM, SEO, display and social advertising and other digital marketing services; and
•large-scale SaaS enterprise suites who are moving down market and targeting SMBs.

In addition, instead of using our platform, some prospective clients may elect to combine disparate point applications, such as content management systems (“CMS”), marketing automation, CRM, billing and payments management, analytics and social media management. We also face competition from third parties who provide us components of our SaaS offerings. We may also face competition from others who reoffer or use such components in their SaaS solutions. There are lower barriers to entry for SaaS solutions, and we expect that new competitors, such as SaaS vendors that have traditionally focused on back-office functions, will develop and introduce applications serving customer-facing and other front-office functions. This development could have an adverse effect on our business, operating results and financial condition. In addition, sales force automation and CRM system vendors could acquire or develop applications that compete with our software offerings. Some of these companies have acquired social media marketing and other marketing software providers to integrate with their broader offerings.

We also face competition from search engines and portals as well as online directories, other business search sites and social media networks, some of which have entered into commercial agreements with us to provide support for our solutions. Our digital strategy may be adversely affected if major search engines or social media networks with which we currently have commercial agreements decide to more directly market advertising and SaaS business solutions to SMBs. Competing search engines also have the ability to alter their search algorithms, which could change the current flow of commercial search traffic away from our sites and our customers. If this occurs, we may not be able to compete effectively with these other companies, some of which have greater resources than we do.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and they may be able to devote greater resources to the development, promotion, sale and support of their products and services. Additionally, they may have more extensive customer bases, broader customer relationships, and greater name recognition. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these competitors may also be able to offer marketing and sales software at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors have existing relationships with potential clients for either business software or marketing solutions, those clients may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete effectively with such companies, the demand for our Marketing Services solutions and SaaS offerings could decline substantially.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, our ability to compete effectively could be adversely affected. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our Thryv platform. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, operating results and financial condition.

Our Marketing Services business, which comprises a significant portion of our revenue, may decline at a rate faster than we anticipate, and we may not be able to successfully transition our Marketing Services clients to our Thryv platform in order to offset the decline in Marketing Services revenue with SaaS revenue.

Our growth strategy is focused on the growth and expansion of our SaaS offerings; however, a significant portion of our revenue continues to be derived from our Marketing Services segment.

Maintenance of our Marketing Services business requires investment, specifically with respect to compliance updates and security controls. If our investments are not sufficient to adequately update our Marketing Services business, such solutions may lose market acceptance, and we may face security vulnerabilities. In recent years, overall industry demand for print services has declined significantly, and we expect this trend to continue. In addition, we have marketed our SaaS offerings to our Marketing Services clients, and some of our Marketing Services clients have transitioned to our Thryv platform, but there is no guarantee that remaining Marketing Services clients will transition to our Thryv platform. If such Marketing Services clients do not transition, we may lose them in the future, or we may be required to make ongoing investments to serve a smaller pool of clients. If our revenue from our Marketing Services declines at a rate faster than anticipated, our necessary investments in Marketing Services may not be offset by revenue generated. Also, if we are not able to successfully convert a sufficient number of our Marketing Services clients to our SaaS offerings, or if the decline in our Marketing Services revenue continues to outpace our SaaS revenue growth, this could have a material adverse effect on our business, financial condition and results of operations.

If our SEO strategies fail to help our IYPs get discovered or our clients’ websites to get discovered in unpaid search results, our business could be adversely affected.

Our success depends in part on our ability to help our IYPs and our clients’ websites and contact information get discovered more easily in unpaid internet search results on search engines, such as Google, Yahoo! and Bing, among others. Algorithms are used by these search engines to determine search result listings and the order of such listings displayed in response to specific searches. Accordingly, our SEO efforts help our IYPs and our clients’ websites to be discovered more easily in organic search engine results, making it more likely that search engine users will visit these websites. However, there can be no assurance that our SEO efforts on behalf of our IYPs or our clients’ websites will succeed in improving the discoverability of this content. Google in particular is the most significant source of traffic to our IYPs and to our clients’ websites. Therefore, it is important for us to maintain an effective SEO strategy so that our IYPs, where our clients’ business profiles are found, and our SMB clients’ websites, maintain a prominent presence in results from Google search queries.

In addition, search engines frequently change the criteria that determine the order in which their search results are displayed, and our SEO efforts on behalf of our own sites and our clients’ sites will be unsuccessful if we do not effectively respond to those changes on a timely basis, or if the algorithm changes made by Google and other search engines make it harder for our IYPs or our clients’ websites to rank, reducing traffic flow. Therefore, if we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, our clients may experience substantial decreases in traffic to their profile pages on our IYPs and to their own websites. This may lead to a decrease in the perceived value of our products, which could result in our inability to acquire new clients, the loss of existing clients, a decrease in revenues and a material adverse effect on our results of operations.

Our growth strategy has focused on developing our SaaS segment, which has experienced recent revenue growth. If we fail to manage our growth effectively or if our strategy is not successful, we may be unable to execute our business plan, to maintain high levels of service, or to adequately address competitive challenges.

We have recently experienced growth in our operations related to our SaaS segment. While we have been successful in transitioning and cross-selling our SaaS solutions to our Marketing Services clients in the past, this success may not continue.

We plan to continue to invest in the infrastructure and support for our SaaS solutions while maintaining profitability in our Marketing Services business. The growth of our SaaS solutions placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. In order to manage this growth effectively, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth, or failure to achieve our growth strategy, could result in difficulty or delays in maintaining clients, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties; and any of these difficulties could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on, and extension of credit to, small and medium sized local businesses could adversely affect our business.

In the ordinary course of our business, we extend credit to these clients in the form of a trade receivable for advertising purchases. Local businesses, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. Also, the proliferation of very large retail stores may continue to adversely affect local businesses. We believe these limitations are significant contributing factors to having clients not renew their subscriptions. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts, as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to local businesses in the form of trade receivables.

If we are unable to develop or to sell our Thryv platform into new markets or to further penetrate existing markets, our revenue may not grow as expected.

Our ability to increase revenue will depend, in large part, on our ability to increase sales from existing clients who do not utilize our Thryv platform and to sell our existing platform into new domestic and international markets. The success of our Thryv platform depends on several factors, including the introduction and market acceptance of our Thryv platform, the ability to maintain and to develop relationships with third party service providers, and the ability to attract, to retain and to effectively train sales and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenue. Any new markets in which we attempt to sell our Thryv platform and add-ons, including new countries or regions, may not be receptive. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of the product not incorporating in a timely fashion or all the necessary changes to enable a client to be compliant with such laws. Our ability to further penetrate our existing markets depends on the quality of our Thryv platform and add-ons and our ability to design our solutions to meet consumer demand. Furthermore, our ability to increase sales from existing clients depends on our clients’ satisfaction with our services and our clients’ desire for additional solutions and to expand from single-point solutions to our comprehensive Thryv platform. If we are unable to sell solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients, our revenue may not grow as expected, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the success of any geographic expansion depends on our ability to customize products to integrate with third-party applications in that region and other market specific customizations, translate products for non-English speaking markets and provide customer service and training in local languages.

We are dependent upon client renewals, the addition of new clients, increased revenue from existing clients and the continued growth of the market for our Thryv platform.

We expect to derive a substantial portion of our future revenue from the sale of subscriptions to our Thryv platform. The market for small business management solutions is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our Thryv platform and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves cross-selling to existing Marketing Services clients to increase the value of our client relationships over time as we expand their use of our services, onboard other parts of their organizations and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing clients fail to expand their use of our Thryv platform or adopt additional offerings and features, our operating results may suffer.

Our subscription renewals may decrease, and any decrease of our clients could harm our future revenue and operating results.

Our Thryv platform clients have no obligation to renew their subscriptions for our platform after the expiration of their initial contractual subscription periods. Our agreements with our Thryv platform clients are typically structured on an initial multi-month subscription basis with automatic monthly renewal thereafter; consequently, our clients may choose to terminate their agreements with us at any time after the expiration of the initial term by providing us with the amount of written notice stipulated in the contract. In addition, our clients may seek to renew for lower subscription amounts or for shorter contract lengths. Also, clients may choose not to renew their subscriptions for a variety of reasons. Our renewals may decline or fluctuate as a result of a number of factors, including limited client resources, pricing changes, the prices of services offered by our competitors, adoption and utilization of our platform and related add-ons by our clients, adoption of our new solutions, client satisfaction with our platform, mergers and acquisitions affecting our client base, reductions in our clients’ spending levels or declines in client activity as a result of economic downturns or uncertainty in financial markets. If our clients do not renew their subscriptions for our platform or decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, a subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows.

If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our client base may be impaired and our financial condition may suffer.

We believe that our development of the Thryv brand and maintenance of our existing PYP and IYP brands, including The Real Yellow Pages and Yellowpages.com, is critical to achieving widespread awareness of our existing and future solutions and, as a result, is important to attracting new clients and maintaining existing clients. In the past, our efforts to build our brands have involved significant expenses, and we believe that this investment has resulted in relatively strong brand recognition in the SMB market. Successful promotion and maintenance of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful Thryv platform at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

We may not be able to maintain profitability in the future, and our past performance may not be indicative of our future performance.

As of September 30, 2020, we had an accumulated deficit of $504.6 million. If we are unable to acquire new clients cost effectively, we may incur increased net losses.

We also expect our expenses to increase in the future due to anticipated increases in our SaaS segment sales, general and administrative expenses, including expenses associated with being a public company, product development and management expenses or expenses related to acquisitions which could impact our ability to achieve or to sustain profitability in the future. Additionally, while the majority of our revenue in fiscal years 2019, 2018 and 2017 came from advertising services provided in local classified print directories and digital marketing solutions, such as search, display and social media, future development of new services may initially have a lower profit margin than our existing services, which could have a material adverse effect on our business, financial condition and results of operations. As a result, we cannot assure you that we will be able to maintain profitability in the future.

The continuing decline in the use of print directories and in our ability to attain new or renewed print agreements continues to adversely affect our business.

Overall references to print directories, including our Print Yellow Pages, in the United States declined from 4.3 billion in 2018 to 3.7 billion in 2019, according to the 2020 Local Media Tracking Study by Localogy (formerly known as the Local Search Association) published in February 2020. This decline is primarily attributable to increased use of internet search providers, as well as the proliferation of large retail stores for which consumers and businesses may not reference the print directories. While we expect the decline in usage will continue to negatively affect advertising sales associated with our traditional print business, a significant further decline in usage of our print directories could impair our ability to maintain or increase advertising prices which can cause businesses to reduce or discontinue purchasing advertising in our print directories. Either or both of these factors could adversely affect our revenue and have a material adverse effect on our business, financial condition, results of operations and prospects. These trends have resulted in declining print advertising sales, and we expect these trends to continue in 2020 and beyond.

In addition, a portion of the revenue we report each period results from the recognition of deferred revenue relating to agreements entered into during previous periods. A decline in new or renewed agreements in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future periods. If we were to experience significant downturns in agreements and renewals, our reported financial results might not reflect such downturns until future periods.

Providing technology-based marketing solutions to small businesses is an evolving market that may not grow as quickly as we anticipate, or at all.

The value of our solutions is predicated upon the assumption that an online and mobile presence, acquisition and retention marketing and the ability to connect and interact with consumers in online and on mobile devices are and will continue to be, important and valuable strategies for small businesses to enhance their abilities to establish, grow, manage and market their businesses. If this assumption is incorrect, or if small businesses do not, or perceive that they do not, derive sufficient value from our solutions, then our ability to retain existing clients, attract new clients and grow our revenues could be adversely affected.

If we are not able to provide new or enhanced functionality and features, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully provide new or enhanced functionality and features for our existing solutions that achieve market acceptance or that keep pace with rapid technological developments. For example, we are focused on enhancing the connectivity and integration of add-ons to our Thryv platform to expand its utility for our SMB clients. The success of new or enhanced functionality and features depends on several factors, including their overall effectiveness and the timely completion, introduction and market acceptance of the enhancements, new features, or applications. Furthermore, we depend on both internal development and our third-party software partners to develop and implement their own enhancements, new features, or applications that can then be integrated into the Thryv platform. Failure in either of these areas may significantly impair our revenue growth.

In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and to enhance our solutions to keep pace with changes in internet-related hardware, iOS and other software and communication, browser and database technologies. We may not be successful in developing these new or enhanced functionalities and features, or in bringing them to market in a timely fashion. If we do not continue to innovate and to deliver high-quality, technologically advanced solutions, we will not remain competitive, which could have a material adverse effect in our business, financial condition and results of operations. Any failure of our Thryv platform and add-ons to operate effectively with future network platforms and technologies could reduce the demand for our Thryv platform and add-ons, result in client dissatisfaction and have a material adverse effect on our business, financial condition and results of operations.
We may be unsuccessful in identifying and acquiring suitable acquisition candidates or in integrating any businesses that are or have been acquired. This could have a material adverse effect on our business, financial condition and results of operations.

One of our key growth strategies is to acquire other businesses or to invest in complementary companies, channels, platforms or technologies that we believe could expand our client base or otherwise offer growth opportunities into new markets. We may also in the future seek to acquire or invest in other businesses, applications or technologies that operate in different industries than ours if we determine that an attractive investment or acquisition opportunity has been presented to us. Any such acquisition could improve our business, results of operations, financial condition and prospects, which in turn could generate value to us and our stockholders. Although we intend to actively pursue this growth strategy, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into our existing operations. Acquired businesses may not provide us with successful client conversions, achieve the levels of revenue or profitability anticipated, or otherwise perform as expected. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies that could have a material adverse effect on our financial condition and difficulties in integrating acquired businesses. While we believe that our acquisitions will improve competitiveness and profitability, we cannot assure you that past or future acquisitions will be accretive to client acquisition, earnings or otherwise meet our operational or strategic expectations.

In addition, we may be unable to successfully integrate businesses that we have acquired or may acquire in the future. The integration of an acquisition involves a number of factors that may affect our operations. These factors include:

•	difficulties in converting the clients of the acquired business onto our Thryv platform;
•	difficulties in converting the clients of the acquired business to our Marketing Services offerings or to our contract terms;
•	diversion of management’s attention;
•	incurrence of significant amounts of additional debt;
•	creation of significant contingent earn-out obligations or other financial liabilities;
•	difficulties in the integration of acquired operations, including the integration of data and information solutions or other technologies;
•	and retention of personnel;
•	entry into unfamiliar segments;
•	adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;
•	retaining key employees and maintaining the key business and client relationships of the businesses we acquire;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	unanticipated problems or legal liabilities; and
•	tax and accounting issues.
A failure to integrate acquisitions efficiently may be disruptive to our operations and negatively impact our revenues or increase our expenses.

We may in the future undertake international acquisitions, which involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could increase our interest payments. To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.
We also may divest or sell assets or businesses that we acquire, and we may have difficulty selling such assets or businesses on acceptable terms in a timely manner. This could result in a delay in the achievement of our strategic objectives, additional expense, or the sale of such assets or businesses at a price or on terms that are less favorable than we anticipated.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the event that the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. In the future, if our acquisitions do not yield expected returns, we may be required to record charges based on this impairment assessment process, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Strategic Relationships and Third Parties

We have agreements with several major internet search engines and search sites. The termination or material alteration of one or more of these agreements could adversely affect our business.

We have agreements with several internet search engines and search or directory websites providers, which makes our content easier for search engines to access and provides a greater response for our clients to general searches on the internet. Under the terms of the agreements with these search providers, we place our clients’ advertisements on major search engines and other third-party search and directory sites and print directories, which give us access to a higher volume of traffic than we could generate on our own, without relinquishing the client relationship. The search engines benefit from our outside and inside sales force and full-service capabilities for attracting and serving local advertisers that might not otherwise transact business with search engines. The other third-party directories and search sites benefit from our payment for traffic from their sites to our advertisers. The termination or material alteration of one or more of our agreements with major search engines or third-party providers could adversely affect our business, despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on the continuation and expansion of relationships with vendors and other third parties. In our SaaS segment, such third parties include third-party service providers (i.e., software developers and hosting services), sales channel partners and technology and content providers. In our Marketing Services segment, we depend upon third parties to print, publish and distribute our directories. Identifying partners and negotiating and documenting relationships with them requires significant time and resources. In addition, the third parties we partner with may not perform as expected under our agreements, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.

Additionally, we rely on the expansion of our relationships with our third-party providers as we enhance our service offerings. While some of our agreements with third parties include exclusivity provisions, we may lose the exclusivity or other protections we have in force due to our own performance or efforts by our competitors or business problems these third parties encounter. Typically, our agreements are non-exclusive and do not prohibit our third-party providers from working with our competitors.

If we are unsuccessful in establishing or maintaining our relationships with third-party service providers, our ability to compete in the marketplace or to grow our revenues could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our Marketing Services solutions or SaaS offerings or increased revenues.

We rely on third-party service providers for many aspects of our business. If any of our third-party service providers experiences a disruption, goes out of business, experiences a decline in quality, or terminates its relationship with us, we could experience a material adverse effect on our business, financial condition or results of operations.

We rely on third-party service providers for many integral aspects of our business. A failure on the part of any of our third-party service providers to fulfill its contracts with us could result in a material adverse effect on our business, financial condition or results of operations. We depend on our third parties for many services, including, but not limited to:

Development and delivery of Thryv modules

We utilize third-party service providers for a variety of components and feature sets and related intellectual property underlying or incorporated in the Thryv platform. Additionally, we utilize third-party service providers for the development and maintenance of our Thryv platform, as well as hosting the Thryv platform itself through a third party’s relationship with a cloud services provider. We also rely on a third-party solution for order entry and monthly payment processing for Thryv orders. Any decline in the quality of, or delay in delivery of, modules or other software produced by such third-party service providers could result in reduced revenue, cause an increase in operational costs to switch providers, subject us to liability, or cause clients to fail or be unable to renew their subscriptions, any of which could materially adversely affect our business. Typically, our license agreements with third-party service providers are not exclusive and/or do not extend to all territories in which we may wish to do business in the future, and in certain cases, our third-party service providers have the right to distribute features developed for our Thryv platform in their own software offerings, which could adversely impact select functionality of our platform as well as adversely affect our business, our ability to compete with our competitors, and our ability to generate revenue. If our agreements with our third-party service providers expire or are terminated, we may face loss of functionality or costs associated with replacing the relevant technology. Such expiration or termination may also disrupt our business, leading to liability to customers or loss of business.

Upkeep of data centers

We host our consumer-facing internet sites, which are a major source of low-cost fulfillment traffic for our clients and serve most of our digital service clients from data centers operated by third-party providers, primarily Amazon Web Services. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. These parties may also seek to cap their maximum contractual liability resulting in Thryv being financially responsible for losses caused by their actions or omissions. Additionally, we host our internal systems through data centers that we operate and lease or own through data centers that we operate and lease in Texas and Virginia. If we are unable to renew our agreements with our third-party providers or to renew our leases on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with any such transfer. Both our third-party data centers and data centers that we lease and operate are subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. Any such acts could result in a breach of the security of our or our clients’ data.

Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our clients. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. Our third-party data centers’ operators could also decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the third-party service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could adversely affect the growth of our business. While the Company does maintain both redundancy and disaster recovery protocols, any changes in third-party service levels at our data centers or any security breaches, errors, defects, disruptions, or other performance problems with our Thryv platform and add-ons could adversely affect our reputation, damage our clients’ stored files, result in lengthy interruptions in our services, or otherwise result in damage or losses to our clients for which they may seek compensation from us. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data center services we use. Interruptions in our services might reduce our revenues, cause us to issue refunds to clients for prepaid and unused subscription services, subject us to potential liability, or adversely affect our renewals.

Monitoring of changes to applicable laws

We and our third-party providers must monitor for any changes or updates in laws that are applicable to the solutions that we or our third-party providers provide to our clients. In addition, we are reliant on our third-party providers to modify the solutions that they provide to our clients to enable our clients to comply with changes to such laws and regulations. If our third-party providers fail to reflect changes or updates in applicable laws in the solutions that they provide to our clients in a timely manner, we could be subject to negative client experiences, harm to our reputation, loss of clients, claims for any fines, penalties or other damages suffered by our clients and other financial harm.

Printing of directories

In our Marketing Services segment, we depend on third parties to supply paper and to print, publish and distribute our directories. In connection with these services, we rely on the systems and services of our third-party service providers, their ability to perform key functions on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform services on our behalf. There are a limited number of these providers with sufficient scale to meet our needs. A failure in the systems of one of our key third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow. If we were to lose the services of any of our key third-party providers, we would be required to hire and train sufficient personnel to perform these services or to find an alternative service provider. In some cases, it would be impractical for us to perform these functions, including the printing of our directories. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them without incurring additional costs. A failure on the part of any of our third-party service providers could result in a material adverse effect on our business, financial condition and results of operations.

If we, or our third-party providers, do not keep pace with rapid technological changes and evolving industry standards, we may not be able to remain competitive, and the demand for our services may decline.

The markets in which we operate, particularly in our SaaS segment, are characterized by the following factors:

•	changes due to rapid technological advances;
•	additional qualification requirements related to technological challenges; and
•	evolving industry standards and changes in the regulatory and legislative environment.

Our future success will depend upon our ability to anticipate and to adapt to changes in technology and industry standards and to effectively develop, to introduce, to market and to gain broad acceptance of new product and service enhancements incorporating the latest technological advancements. Furthermore, we depend on our third-party providers to also keep pace with rapid technological changes and evolving industry standards. If our third-party providers are unable to adapt to technological changes, this could also have a material adverse effect on our ability to retain or increase our client subscription base or cause us to incur additional operational costs involved with switching third-party providers.

If our competitors’ products, services, or technologies become more accepted than our Thryv platform and add-ons, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, it could have a material adverse effect on our business, financial condition and results of operations. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels or if we experience significant pricing pressures, it could have a material adverse effect on our business, financial condition and results of operations.

If we do not or cannot maintain the compatibility of our Thryv platform with third-party applications that our clients use in their businesses, our revenue will decline.

A percentage of our clients choose to integrate our platform with certain capabilities provided by third-party software platforms created by our third-party providers and application providers using application programming interfaces (“APIs”), either as publicly available no-fee licenses or through fee-based partnership arrangements. The functionality and popularity of our Thryv platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including but not limited to CRM, CMS, omni-channel email and text marketing automation, accounting, e-commerce, call center, analytics and social media sites that our clients use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, terminate or elect not to renew our partnership agreements or otherwise alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our Thryv platform with new third-party applications and platforms that our clients use for marketing, sales or services purposes, we may not be able to offer the functionality that our clients need, which would negatively impact our ability to generate revenue and adversely impact our business.

We rely on data provided by third parties, the loss of which could limit the functionality of our platform and disrupt our business.

The success of our services depends on our ability to deliver data to both consumers and our clients, such as website searches, client leads and social media updates. Certain of this data is provided by unaffiliated third parties, such as business data aggregators (e.g. doctor, hotel or other data aggregators) and vertical industry organizations, to supplement our own business listings for our search sites. Data we provide our clients about their presence on other internet sites and social media is also provided by third parties. Some of this data is provided to us pursuant to third-party data-sharing policies and terms of use, under data-sharing agreements by third-party providers or by client consent. In the future, any of these third parties could change its data-sharing policies, including making them more restrictive, or alter its algorithms that determine the placement, display and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our clients. These third parties could also interpret our or our third-party service providers’ data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our clients. Any such changes could impair our ability to deliver data to our clients and could adversely impact select functionality of our platform, impairing the return on investment that our clients derive from using our solution, as well as adversely affecting our business and our ability to generate revenue.

Risks Related to the Economy, Disasters, COVID-19 Pandemic and Other External Factors

Adverse economic conditions may have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the overall demand for marketing solutions, especially business management software by SMBs and on the economic health of our current and prospective clients. Past financial recessions have resulted in a significant weakening of the economy in North America and globally, the reduction in employment levels, a reduction in prevailing interest rates, more limited availability of credit, a reduction in business confidence and activity and other difficulties that may affect one or more of the industries to which we sell our Marketing Services solutions and SaaS offerings. In addition, there has been pressure to reduce government spending in the United States, and any tax increases and spending cuts at the federal level might reduce demand for our Marketing Services solutions and SaaS offerings from organizations that receive funding from the U.S. government and could negatively affect the U.S. economy, which could further reduce demand for our Marketing Services solutions and SaaS offerings.

Any of these events could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that spending levels for our Marketing Services solutions and SaaS offerings will increase following any recovery.

Public health epidemics or outbreaks may reduce or delay spending on day-to-day purchases, which could result in a reduction in the level of business conducted by our clients. As a result, our clients may reduce their spending on marketing services and business operations, which could have a material adverse effect on our business, financial condition and results of operations.

Public health epidemics or outbreaks could adversely impact our business. In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China and has since spread, causing significant disruption to the global economy. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Despite quarantining and adjustments of work schemes, our employees or staff could be affected by the coronavirus epidemic, and we may experience significant future disruptions to our business operations, which may adversely affect our service quality and thereby our business reputation. Certain states may also ban the solicitation for new clients during a public health epidemic which could result in our inability to acquire new clients. In addition, the continued spread and increasing impact of the coronavirus in the United States could adversely impact demand for our clients’ services or the level of business conducted by our clients. Such conditions could affect the rate of spending on our solutions and could adversely affect our clients’ ability or willingness to purchase our solutions; the timing of our current or prospective clients’ purchasing decisions; pressure for pricing discounts or extended payment terms; reductions in the amount or duration of clients’ subscription contracts; or increase client churn, all of which could adversely affect our future sales, operating results and overall financial performance. We have already implemented certain customer initiatives in response to the pandemic – for example, given that the economic consequences of the pandemic have been challenging for many of our customers and prospects, we have relaxed certain contractual billing terms for existing customers, provided incentives for new customers and are allowing customers to pause contractual services we provide and therefore defer contractual spending related to those services. If the pandemic has a continued and substantial impact on the ability of our clients to purchase our solutions, our results of operations and overall financial performance may be harmed.

In response to the pandemic, we have implemented a work from home policy, with the majority of our employees conducting their work outside of our physical offices. We currently intend to continue our work from home policy indefinitely, and we have taken steps to enable the majority of our employees to work from home permanently. All employees were provided or already possessed a company laptop and access to all necessary systems to perform their essential job functions. It may be more difficult for us to manage and monitor our employees in remote settings and we may have to expend more management time and incur more costs to do so. Employees working from home may also face additional distractions that negatively affect their performance. If our employees are not able to effectively work remotely on a permanent basis, this may negatively impact our business, financial condition and results of operations. Our long-term work from home policy could also increase our cyber-security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

At this point, the extent to which the pandemic may impact our financial condition or results of operations, including our long-range plan, is uncertain. Even after the COVID-19 pandemic has subsided, we may experience significant impacts to our business as a result of the economic impact of the COVID-19 pandemic, including any economic downturn or recession or other long-term effects that have occurred or may occur in the future.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

While we and our third-party providers host our Thryv platform and serve most of our digital clients on cloud services, should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel that could have a material adverse effect on our business.

We regularly assess and take steps to improve our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

Risks to Human Capital

We depend on our senior management team, and the loss of one or more key employees or an inability to attract and to retain highly skilled employees could have a material adverse effect on our business, financial condition and results of operations.

Our success depends largely upon the continued services of our key executive officers. Specifically, we believe that the continued employment of our CEO, Joseph A. Walsh, will play an important part in our success. We also rely on our leadership team in the areas of marketing, sales, services and general and administrative functions and on mission-critical individual contributors in all such areas. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with most of our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time. Additionally, we do not maintain key man insurance on any of our executive officers or key employees. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations. Turnover among our outside and inside sales force or key management could adversely affect our business and the loss of a significant number of experienced key personnel could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Our success also depends on our ability to identify, hire, train and retain qualified sales personnel. To execute our growth plan, we must attract and retain highly qualified personnel. Competition for personnel is intense, including without limitation for individuals with high levels of experience in designing and developing software and internet-related services and senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have or that we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and to retain highly skilled employees. If we fail to attract new personnel or fail to retain and to motivate our current personnel, it could have a material adverse effect on our business, financial condition and results of operations.

A portion of our employees are represented by unions. Our business could be adversely affected by future labor negotiations and our ability to maintain good relations with our unionized employees.

As of September 2020, approximately 458 employees, or 19%, of our employees and 45% of our salesforce, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slowdowns involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

The inability to negotiate acceptable terms with the unions could also result in increased operating costs from higher wages or benefits paid to union employees or replacement workers. A greater percentage of our work force could also become represented by unions. If a union decides to strike and others choose to honor its picket line, it could have a material adverse effect on our business.

Legal, Tax, Regulatory and Compliance Risks

Our solutions and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security. Any failure by us or our third-party service providers, as well as the failure of our platform or services, to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

We and our clients are subject to a variety of U.S. and international laws and regulations, including regulation by various federal government agencies, including the U.S. Federal Communication Commission (“FCC”) (telemarketing and text marketing), the U.S. Federal Trade Commission (“FTC”) (advertising laws, Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act compliance), U.S. Department of Health and Human Services (Health Insurance Portability and Accountability Act of 1996 (as amended and together with its implementing regulations, “HIPAA”) compliance, and state and local agencies. The Telephone Consumer Protection Act governs our ability to offer text marketing services to our clients and recorded calls. Increasingly, though inconsistently, both state and federal courts are finding obligations on businesses –even small ones– to make their websites fully accessible to those with disabilities under both the ADA and various states’ laws, which impacts our website offerings. The United States and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information (“PII”) of individuals; and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security, or storage of PII or other data relating to individuals. In addition, most states and some foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving certain types of PII. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements, or our internal practices.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, Canada, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in May 2018, the General Data Protection Regulation came into effect, which brought with it a complete overhaul of E.U. data protection laws: the new rules superseded current E.U. data protection legislation, imposed more stringent E.U. data protection requirements and provided for greater penalties for non-compliance. In addition, the California Consumer Protection Act of 2018 (“CCPA”) became effective January 1, 2020, with implications for consumer privacy in the U.S. that reach beyond California. HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act, affects our ability to provide our solutions to medical and healthcare businesses that are Covered Entities or Business Associates under those laws. New York’s SHIELD Act may impact our ability to offer our services to financial businesses due to its compliance requirements for data collection and security. Changing definitions of what constitutes PII may also limit or inhibit our ability to operate or to expand our business, including limiting strategic partnerships that may involve the sharing of data, especially in the context of the digital advertising ecosystem. Also, some jurisdictions require that certain types of data be retained on localized servers within these jurisdictions, which could impact our ability to make solutions that impact all our clients’ needs.

Evolving and changing definitions of what constitutes PII within the United States, Canada, the European Union and elsewhere, especially relating to the classification of internet protocol, or IP addresses, machine or device identification numbers, location data and other information, as well as the use of PII for machine learning process or algorithm movement may limit or inhibit our ability to operate or to expand our business. Future laws, regulations, standards and other obligations could impair our ability to collect or to use information that we utilize to provide email delivery and marketing services to our clients, thereby impairing our ability to maintain and to grow our client base and to increase revenue. Future restrictions on the collection, use, sharing, or disclosure of our clients’ data or additional requirements for express or implied consent of clients for the use and disclosure of such information may limit our ability to develop new services and features.

Our failure to comply with applicable laws, directives and regulations may result in enforcement action against us, including fines and imprisonment, or actions against our clients who may not fully understand the impact of these laws on their businesses and damage to our reputation, any of which may have an adverse effect on our business and operating results. The costs of compliance with and other burdens imposed by, such laws and regulations that are applicable to us or to the businesses of our clients, may limit the use and adoption of our Thryv platform and add-ons and reduce overall demand, or lead to significant fines, penalties, or liabilities for any non-compliance with such privacy laws. Furthermore, privacy concerns may cause our clients’ workers and our clients’ customers to resist providing PII necessary to allow our clients to use our Thryv platform and add-ons effectively. Furthermore, if the processing of PII were to be curtailed in this manner, our solutions would be less effective, which may reduce demand for our Thryv platform and add-ons, which could have a material adverse effect on our business, financial condition and results of operations.

Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our Thryv platform and add-ons in certain industries. Any failure or perceived failure by us to comply with U.S., E.U., or other foreign privacy or security laws, regulations, policies, industry standards, or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release, or transfer of, PII may result in governmental enforcement actions, litigation, fines and penalties, or adverse publicity and could cause our clients to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations. If our service is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our clients to public criticism and potential legal liability. Public concerns regarding PII processing, privacy and security may cause some of our clients’ end-users to be less likely to visit their websites or otherwise interact with them. If enough end-users choose not to interact with our clients, our clients could stop using our platform. This, in turn, may reduce the value of our services and slow or eliminate the growth of our business. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of PII may create negative public reactions to technologies, products and services, such as ours.

Industry-specific regulation and other requirements and standards are evolving and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.

We maintain clients in a variety of industries, including healthcare, financial services, the public sector and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our clients’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain clients, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our clients are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our clients may expect, such as an attestation of compliance with the New York SHIELD Law, CCPA, Payment Card Industry (“PCI”) Data Security Standards, may have an adverse impact on our business and results. Furthermore, we and our clients in the healthcare industry are regulated by HIPAA, which establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and requires the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form, as well as breach notification procedures for breaches of PHI and penalties for violation of HIPAA’s requirements for entities subject to its regulation. We work to maintain compliance with the relevant industry-specific certifications or other requirements or standards relevant to our clients, but if in the future we are unable to achieve or maintain such certifications, requirements or standards, it may harm our business and adversely affect our results.

Further, in some cases, industry-specific laws, regionally-specific, or product-specific laws, regulations, or interpretive positions may also apply directly to us as a service provider. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. For example, there are various statutes, regulations and rulings relevant to the direct email marketing and text-messaging industries, including the CAN-SPAM Act, Telephone Act Consumer Protection Act (“TCPA”) and related FCC orders. The TCPA and FCC rulings impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior express consent of the person being contacted has not been obtained or proof of such consent not properly maintained. We may in the future be subject to one or more lawsuits, containing allegations that one of our platforms or clients using our platform violated industry-specific regulations and any determination that we or our clients violated such regulations could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

Clients may depend on our solutions to enable them to comply with applicable laws, or may not fully comprehend the applicable laws’ impact on them when using our solutions, which requires us and our third-party providers to constantly monitor applicable laws and to make applicable changes to our solutions. If our solutions have not been updated to enable the client to comply with applicable laws or we fail to update our solutions on a timely basis, it could have a material adverse effect on our business, financial condition and results of operations.

Clients may rely on our solutions to enable them to comply with applicable laws in areas in which the solutions are intended for use. Changes in laws and regulations could require us to make significant modifications to our products or to delay or to cease sales of certain products, which could result in reduced revenues or revenue growth and our incurring substantial expenses and write-offs. Although we believe that our solutions provide us with flexibility to release updates in response to these changes, we cannot be certain that we will be able to make the necessary changes to our solutions and release updates on a timely basis, or at all. In addition, we are reliant on our third-party service providers to modify the solutions that they provide to our clients through our platform to comply with changes to such laws and regulations. The number of laws and regulations that we are required to monitor will increase as we expand the geographic region in which our solutions are offered. When a law changes, we must then test our solutions to meet the requirements necessary to enable our clients to comply with the new law or assist them in not violating the law through typical usage. If our solutions fail to enable a client to comply with applicable laws, or expose a client to legal action via typical usage of our solutions, we could be subject to negative client experiences, harm to our reputation or loss of clients, claims for any fines, penalties or other damages suffered by our client and other financial harm. Additionally, the costs associated with such monitoring implementation of changes are significant. If our solutions do not enable our clients to comply with applicable laws and regulations, or prevent them from exposing themselves to liability through typical usage, it could have a material adverse effect on our business, financial condition and results of operations.

Additionally, if we fail to make any changes to our solutions as described herein, which are required as a result of such changes to, or enactment of, any applicable laws in a timely fashion, we could be responsible for fines and penalties implemented by governmental and regulatory bodies. Our payment of fines, penalties, interest, or other damages as a result of our failure to provide compliance services prior to deadlines may have a material adverse effect on our business, financial condition and results of operations.

An information security breach of our systems or our data centers operated by third-party providers, the loss of, or unauthorized access to, client information, or a system disruption could have a material adverse effect on our business, market brand, financial condition and results of operations.

Our business is dependent on our data processing systems and our data centers operated by third-party providers. We rely on these systems to process, on a daily and time sensitive basis, a large number of complicated transactions. We electronically receive, process, store and transmit data and PII about our clients and our employees, as well as our vendors and other business partners, including names, social security numbers, credit card numbers and financial account numbers. We keep this information confidential. However, our websites, networks, applications and technologies and other information systems may be targeted for sabotage, disruption, or data misappropriation. The uninterrupted operation of our information systems and our ability to maintain the confidentiality of PII and other client and individual information that resides on our systems are critical to the successful operation of our business. While we have information security and business continuity programs, these plans may not be sufficient to ensure the uninterrupted operation of our systems or to prevent unauthorized access to the systems by unauthorized third parties. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. These concerns about information security are increased with the mounting sophistication of social engineering. Our network security hardening may be bypassed by phishing and other social engineering techniques that seek to use end-user behaviors to distribute computer viruses and malware into our systems, which might disrupt our delivery of services and make them unavailable and might also result in the disclosure or misappropriation of PII or other confidential or sensitive information. In addition, a significant cyber-security breach could prevent or delay our ability to process payment transactions.

Any information security breach in our business processes or of our processing systems has the potential to impact our client information and our financial reporting capabilities, which could result in the potential loss of business and our ability to accurately report financial results. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could potentially miss a critical filing period, resulting in potential fees and penalties, or lose control of client data, all of which could result in financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or damage to our reputation. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. If our security measures are breached as a result of third-party action, employee or subcontractor error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client data, our reputation may be damaged, our business may suffer, and we could incur significant liability. We may also experience security breaches that may remain undetected for an extended period of time. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

This environment demands that we continuously improve our design and coordination of security controls throughout the Company. Our board of directors (the “Board”), in coordination with the audit committee thereof, has primary responsibility for overseeing cyber-security risk management and the effectiveness of security controls. The audit committee of the Board receives reports identifying major risk area exposures, such as cyber-security. In the event that the audit committee identifies significant risk identifies exposures, including with respect to cyber-security, it will present such exposure to the Board to assess our risk identification, risk management and mitigation strategies. Despite these efforts, it is possible that our security controls over data, training and other practices we follow may not prevent the improper disclosure of PII or other confidential information. Any issue of data privacy as it relates to unauthorized access to or loss of client and/or employee information could result in the potential loss of business, damage to our market reputation, litigation and regulatory investigation and penalties.

There may be other such security vulnerabilities that come to our attention. Our continued investment in the security of our technology systems, continued efforts to improve the controls within our technology systems, business processes improvements and the enhancements to our culture of information security may not successfully prevent attempts to breach our security or unauthorized access to PII or other confidential, sensitive or proprietary information. In addition, in the event of a catastrophic occurrence, either natural or man-made, our ability to protect our infrastructure, including PII and other client data and to maintain ongoing operations could be significantly impaired. Our business continuity and disaster recovery plans and strategies may not be successful in mitigating the effects of a catastrophic occurrence. Insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our insurance policies may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention. If our security is breached, if PII or other confidential information is accessed, or if we experience a catastrophic occurrence, it could have a material adverse effect on our business, financial condition and results of operations.

Our services present the potential for identity theft, embezzlement, or other similar illegal behavior by our employees and contractors with respect to third parties.

The services offered by us generally require or involve collecting PII of our clients and / or their employees, such as their full names, birth dates, addresses, employer records, tax information, social security numbers, credit card numbers and bank account information. This information can be used by criminals to commit identity theft, to impersonate third parties, or to otherwise gain access to the data or funds of an individual. If any of our employees or contractors take, convert, or misuse such PII, funds or other documents or data, we could be liable for damages, and our business reputation could be damaged or destroyed. Moreover, if we fail to adequately prevent third parties from accessing PII and/or business information and using that information to commit identity theft, we might face legal liabilities and other losses that could have a material adverse effect on our business, financial condition and results of operations.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Various trademarks and other intellectual property rights are key to our business. We rely upon a combination of patent, trademark, copyright and trade secret laws as well as contractual arrangements, including confidentiality or license agreements, to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be ineffective or inadequate. We may be required to bring lawsuits against third parties to protect our intellectual property rights. Similarly, we may be party to proceedings by third parties challenging our rights. Lawsuits brought by us may not be successful, or we may be found to infringe the intellectual property rights of others. As the commercial use of the internet further expands, it may be more difficult.

In order to protect our trade names, including Thryv®, Thryv Leads®, Thryv CompleteSM, Thryv Your Business Smarter®, The Real Yellow Pages®, Yellowpages.com®, Dexknows.com® and Superpages.com®, from domain name infringement or to prevent others from using internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of intellectual property rights – we have had to defend against copyright violation claims on licensed images included in our print and internet directories and websites and patent infringement claims on various technologies and functionalities included in our digital products, services, and internet sites. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In response to the loss of important trademarks or other intellectual property rights, we may be required to spend significant resources to monitor and to protect these rights. Litigation brought to protect and to enforce our intellectual property rights could be costly, time-

consuming and distracting to management, with no guarantee of success and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We also maintain a moderate patent portfolio, but do not currently pursue any strategy to protect the technology rights we own from use by others in the marketplace. Our failure to secure, to protect and to enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Some of our solutions utilize open source software and any failure to comply with the terms of one or more of these open source licenses could have a material adverse effect on our business, financial condition and results of operations.

Some of our solutions, such as Thryv Leads, and client consumer-facing websites and mobile applications, as well as our internal business solutions include software covered by open source licenses, such as GPL-type licenses. Although we provide what we deem to be compliant notices and attributions for the use of any Open Source code. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions or consumer-facing sites and applications. Our internal development policies and vendor contracts typically prohibit the use of Open Source licensed code that requires the release of the source code of our proprietary software, but any errors in application of our policies or standard contract language could potentially make our proprietary software available under open source licenses if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license of a particular type, we could be required to publicly release the affected portions of our source code, to re-engineer all or a portion of our technologies, or otherwise to be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could have a material adverse effect on our business, financial condition and results of operations.

Litigation and regulatory investigations aimed at us or resulting from actions of our predecessors may result in significant financial losses and harm to our reputation.

We face risk of litigation, regulatory investigations and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to breaches of contractual obligations or tortious claims from clients or other third parties, fines, penalties, interest, or other damages as a result of erroneous transactions, breach of data privacy laws, or lawsuits and legal actions related to our predecessors. Any such action may include claims for substantial or unspecified compensatory damages, as well as civil, regulatory, or criminal proceedings against our directors, officers, or employees; and the probability and amount of liability, if any, may remain unknown for significant periods of time. We may be also subject to various regulatory inquiries, such as information requests and book and records examinations, from regulators and other authorities in the geographical markets in which we operate. A substantial liability arising from a lawsuit judgment or settlement or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers, or employees could have a material adverse effect on our business, financial condition and results or operations. Moreover, even if we ultimately prevail in or settle any litigation, regulatory action, or investigation, we could suffer significant harm to our reputation, which could materially affect our ability to attract new clients, to retain current clients and to recruit and to retain employees, which could have a material adverse effect on our business, financial condition and results of operations.

Various lawsuits and other claims typical for a business of our size and nature are pending against us, including disputes with taxing jurisdictions. We do not expect that any potential judgments, fines or penalties relating to these matters will have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

We are also exposed to potential future claims and litigation relating to our business, as well as methods of collection, processing and use of personal data. Our clients and users of client data collected and processed by us could also file claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These potential future claims could have a material adverse effect on our consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, including parties commonly referred to as “patent trolls,” may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, others may claim that our Thryv platform and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Our history of the combination of various corporate entities may cause the appropriate licensing of IP rights of third parties on which we rely to be difficult to trace and prove over time. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Any such events could have a material adverse effect on our business, financial condition and results of operations.

Laws and regulations directed at limiting or restricting the distribution of our print directories or shifting the costs and responsibilities of waste management related to our print directories could adversely affect our business.

A number of states and municipalities are considering, and a limited number of municipalities have enacted, legislation or regulations that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive laws or regulations would prohibit us from distributing our print directories unless residents affirmatively “opt in” to receive our print directories. Other, less restrictive, laws or regulations would require us to allow residents to “opt out” of receiving our print directories. In addition, some states and municipalities are considering legislation or regulations that would shift the costs and responsibilities of waste management for discarded directories from municipalities to the producers of the directories. These laws and regulations will likely, if and where adopted, increase our costs, reduce the number of directories that are distributed and negatively impact our ability to market our advertising to new and existing clients. If these or similar laws and regulations are widely adopted, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition and results of operations.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, to provide a report by management on, among other things, the effectiveness of our internal control over financial reporting for the second fiscal year beginning after the date of our direct listing, October 1, 2020, and in each year thereafter. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have in the past identified material weaknesses in our internal control over financial reporting, which we were required to report and remediate. If we are unable to maintain adequate internal control over financial reporting, or if in the future we identify material weaknesses, we may be unable to report our financial information accurately on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules, may breach the covenants under our credit facilities and incur additional costs. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could cause the price of our common stock to decline and have a material adverse effect on our business, financial condition and results of operations.

If we are required to collect sales and use taxes in additional jurisdictions, we might be subject to liability for past sales, and our future sales may decrease. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could increase the costs of our services and otherwise have a material adverse effect on our business, financial condition and results of operations.

The application of federal, state and local tax laws to services provided electronically is evolving. New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to services provided over the internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately have a material adverse effect on our results of operations and cash flows.

In addition, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our clients to pay additional tax amounts, as well as require us or our clients to pay fines or penalties and interest for past amounts.

For example, we might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the licensing of our software or provision of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities in order to determine how to comply with that state’s rules and regulations. There is no guarantee that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes in addition to taxes going forward. Liability for past taxes might also include substantial interest and penalty charges. Our clients are typically wholly responsible for applicable sales and similar taxes. Nevertheless, clients might be reluctant to pay back taxes and might refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and to pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our services to our clients and might adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could have a material adverse effect on our financial condition and results of operations.

As of September 30, 2020, we had state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2022. Utilization of these net operating losses depends on many factors, including our future income, which cannot be assured. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an “ownership change.” It is possible that an ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could have a material adverse effect on our results of operations and profitability.

Operational Risks

Cost reduction efforts may be extremely time-consuming and the associated savings may not be realized.

We have also historically undertaken cost reduction programs, and we continue to evaluate our asset portfolio and may initiate further rationalization, depending on market conditions. The key components of our cost reduction program include reducing staff, restructuring our contracts and realizing savings in procurement and logistics. The full benefits of these programs may be difficult to realize and any short term synergies and savings realized may not be sustainable in the long term. Losses of key personnel pursuant to any employee reduction programs could adversely affect our business, financial condition and results of operations.

We may provide service level commitments under our client contracts. If we fail to meet these contractual commitments, we could be considered to have breached our contractual obligations, obligated to provide credits, refund prepaid amounts related to unused subscription services or face contract terminations, which could have a material adverse effect on our business, financial condition and results of operations.

Our client agreements for our Thryv hosted SaaS may include service level commitments which are measured on a monthly or other periodic basis. If we suffer extended periods of unavailability for our Thryv platform and add-ons, we may be contractually obligated to provide these clients with service credits or refunds for prepaid amounts related to unused subscription services, or we could face contract claims for damages or terminations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues could be significantly affected if we suffer unscheduled downtime that exceeds the disclosed downtimes under our agreements with our clients. Any extended service outages could have a material adverse effect on our business, financial condition and results of operations.

Any failure to offer high-quality or technical support services may adversely affect our relationships with our clients and could have a material adverse effect on our business, financial condition and results of operations.

We support our clients through the availability of business advisors prior to and following the onboarding of clients onto our Thryv platform. Once our solutions are deployed, our digital services clients depend on our support organization to resolve technical issues relating to our platform. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase costs and have an adverse effect on our results of operations. In addition, our sales process is highly dependent on our business reputation and on positive recommendations from our existing clients. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our Thryv platform and add-ons to existing and prospective clients, which could have a material adverse effect on our business, financial condition and results of operations.

Aging software and hardware infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

We have risks associated with aging software and hardware infrastructure assets. The age of certain of our assets may result in a need for replacement, and higher level of maintenance costs. A higher level of expenses associated with our aging software and hardware infrastructure may have a material adverse effect on our business, financial condition and results of operations.

If we or our third-party service providers fail to manage our technical operations infrastructure, our existing clients may experience service outages in our Thryv platform and add-ons, and our new clients may experience delays in the deployment of our Thryv platform and add-ons, which could have a material adverse effect on our business, financial condition and results of operations.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our clients. We also seek to maintain excess capacity to facilitate the rapid provision of new client activations and the expansion of existing client activations. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our Thryv platform and add-ons. However, the provision of new hosting infrastructure requires significant lead time. We have experienced and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, increased resource consumption from expansion or modification to our code, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing clients may experience service outages that may subject them to financial penalties, causing us to incur financial liabilities and client losses, and our operations infrastructure may fail to keep pace with increased sales, causing new clients to experience delays as we seek to obtain additional capacity, which could have a material adverse effect on our business, financial condition and results of operations.

If our Thryv platform and add-ons fail to perform properly, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims, which could have a material adverse effect on our business, financial condition and results of operations.

Our solutions are inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our Thryv platform and add-ons could result in:

•	loss or delayed market acceptance and sales;
•	breach of warranty or other contractual claims for damages incurred by clients;
•	loss of clients;
•	diversion of development and client service resources; and
•	injury to our reputation;

any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the costs incurred in correcting any material defects or errors might be substantial.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our clients regard as significant. Furthermore, the availability or performance of our Thryv platform and add-ons could be adversely affected by a number of factors, including clients’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our clients for damages they may incur resulting from certain of these events. Because of the nature of our business, our reputation could be harmed as a result of factors beyond our control. For example, because our clients access our Thryv platform and add-ons through their internet service providers, if a service provider fails to provide sufficient capacity to support our platform and add-ons or otherwise experiences service outages, such failure could interrupt our clients’ access to or experience with our platform, which could adversely affect our reputation or our clients’ perception of our platform’s reliability or otherwise have a material adverse effect on our business, financial condition and results of operations.

Our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Our results of operations may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter or annual period should not be relied upon as an indication of future performance. Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and as a result, may not fully reflect the underlying performance of our business. Fluctuations in results may negatively impact the value of our common stock. Factors that may cause fluctuations in our financial results include, without limitation, those listed below:
•our ability to attract new clients;
•our ability to manage our declining Marketing Services revenue;
•the timing of recognition of revenues;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•network outages or security breaches;
•general economic, industry and market conditions;
•client renewals;
•increases or decreases in the number of elements of our services or pricing changes upon any renewals of client agreements;
•changes in our pricing policies or those of our competitors;
•seasonal variations in our client subscriptions;
•fluctuation in market interest rates, which impacts debt interest expense;
•any changes in the competitive dynamics of our industry, including consolidation among competitors, clients, or strategic partners; and
•the impact of new accounting rules.

Risks Related to Our Indebtedness

Thryv Holdings, Inc. is a holding company and relies on transfers of funds and other payments from its subsidiaries to meet its obligations.

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, we are largely dependent upon cash transfers in the form of intercompany loans and receivables from our subsidiaries to meet our obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason also could limit or impair their ability to pay dividends or other distributions to us.

Our outstanding indebtedness could have a material adverse effect on our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

We have a substantial amount of debt and significant debt service obligations. As of September 30, 2020, we had access to (i) the $825.0 million Senior Term Loan and (ii) the ABL Facility in an aggregate amount equal to (a) $225.0 million from January 31, 2019 through December 31, 2019, (b) $200.0 million from January 1, 2020 through June 30, 2020, (c) $175.0 million from July 1, 2020 through December 31, 2020, (d) $150.0 million from January 1, 2021 through June 30, 2021, (e) $125.0 million from July 1, 2021 through December 31, 2021 and (f) $100.0 million on and after January 1, 2022. The Senior Credit Facilities are secured by substantially all of the assets of our operating subsidiary Thryv, Inc., and guaranteed by the Company. The Senior Term Loan has a maturity date of December 31, 2023, and the ABL Facility has a maturity date on the earlier of December 31, 2023 or 91 days prior to the stated maturity date of the Senior Term Loan. As of September 30, 2020, we had $504.1 million principal amount outstanding (net of debt issuance costs of $0.5 million) under our Senior Term Loan and $81.6 million amount outstanding and $77.0 million available borrowing capacity under our ABL Facility.

Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that:

•	increase our vulnerability to adverse changes in general economic and industry conditions and competitive pressures;
•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from pursuing business opportunities as they arise or from successfully carrying out plans to expand our business;
•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•	place us at a disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

Despite our substantial indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may incur substantial additional indebtedness in the future. Although the agreements governing our Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we can incur in compliance with these restrictions could be substantial.

Restrictive covenants in the agreements governing our Senior Credit Facilities may restrict our future operations, including our ability to pursue our business strategies or respond to changes.

The agreements governing our Senior Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These include covenants restricting, among other things, our (and our subsidiaries’) ability to:

•	incur additional indebtedness;
•	issue preferred stock;
•	create, incur, assume or permit liens;
•	consolidate, merge, liquidate, wind up or dissolve;
•	make, purchase, hold or acquire investments, including acquisitions, loans and advances;
•	pay dividends or make other distributions in respect of equity;
•	make payments in respect of junior lien or subordinated debt;
•	sell, transfer, lease, license or sublease or otherwise dispose of assets;
•	enter into any sale and leaseback transactions;
•	enter into any swap transactions;
•	engage in transactions with affiliates;
•	enter into any restrictive agreement;
•	materially alter the business that we conduct;
•	change our fiscal year for accounting and financial reporting purposes;
•	permit any subsidiary to, make or commit to make any capital expenditure; and
•	amend or otherwise change the terms of the documentation governing certain restricted debt.

In addition, our covenants require us to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. There can be no assurance that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from our creditors and/or amend the covenants.

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

We may be unable to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

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

If our business does not generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition, results of operations and prospects and could have a material adverse effect on our ability to continue to operate as a going concern.

In the future, we may be dependent upon our lenders for financing to execute our business strategy and to meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a material adverse effect on our business, financial condition and results of operations.

During periods of volatile credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to, extending credit up to the maximum amount permitted by the ABL Facility. If our lenders are unable to fund borrowings under their revolving credit commitments or we are unable to borrow, it could be difficult to obtain sufficient funding to execute our business strategy or to meet our liquidity needs, which could have a material adverse effect on our business, financial condition and results of operations.

Our debt may be downgraded, which could have a material adverse effect on our business, financial condition and results of operations.

A reduction in the ratings that rating agencies assign to our debt may negatively impact our access to the debt capital markets and increase our cost of borrowing, which could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty relating to the London interbank offered rate (“LIBOR”) and the potential discontinuation of LIBOR in the future may adversely affect our interest expense.

LIBOR is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate for the determination of the interest rates for each of our Senior Credit Facilities. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform or discontinuation. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that LIBOR is expected to be discontinued after 2021. It is unclear whether or not new methods of calculating LIBOR will be established such that it continues to exist after 2021.

In the circumstance that LIBOR is discontinued, each of our Senior Credit Facilities contains alternative methodologies for computing interest rates. In the event that the administrative agent determines that LIBOR has been permanently discontinued, (i) the Senior Term Loan requires that the lenders having loans representing more than 50% of the total outstanding loans and the Company endeavor to establish an alternate interest rate and (ii) the ABL Facility requires that the administrative agent and the Company endeavor to establish an alternate interest rate (provided that the lenders having loans representing more than 50% of the total outstanding loans have a negative consent right), in each case giving due consideration to the then-prevailing market conventions for determining interest rates for a similar loan in the United States at such time. If no agreement can be reached with respect to an alternate rate, the interest rates for each of the Senior Credit Facilities will be determined at an alternate base rate for each of the Senior Credit Facilities. The alternate base rate, under the Senior Term Loan, is an amount equal to the greater of (A) a base rate determined by reference to the rate of interest per annum announced by The Wall Street Journal as its prime rate on such day, (B) the federal funds effective rate on such date plus 1/2 of 1.00%, (C) LIBOR with an interest period of one month commencing on such day plus 1.00% and (D) 2.00%, plus, the applicable margin. The alternate base rate, under the ABL Facility, is an amount equal to the greater of (A) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate”(and, if any such announced rate is below zero, then the rate determined pursuant to this clause (A) shall be deemed to be zero), (B) the federal funds effective rate on such date plus 1/2 of 1.00%, (C) LIBOR with an interest period of one month commencing on such day plus 1.00% and (D) 2.00%, plus, the applicable margin.

There is no guarantee that an alternate interest rate will be established for either of the Senior Credit Facilities, and even if an alternative interest rate is established, such alternate interest rate may be higher than a corresponding interest rate benchmarked to LIBOR, especially given uncertainty as to the effectiveness of alternative rate-setting methodologies prior to their utilization in practice. Uncertainty as to the nature of any potential modification to or discontinuation of LIBOR, the decline in usefulness of LIBOR as an interest rate reference prior to its discontinuation, the establishment of alternative interest rates or the implementation of any other potential changes may materially and adversely affect our interest expense.

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.

Banking and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws, or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, clients and other counterparties. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The trading market of our shares of common stock may not continue to be active or liquid and the market price of our shares of common stock may be volatile.

Our shares of common stock are listed and traded on Nasdaq. Prior to the listing on Nasdaq on October 1, 2020, there was not a public market for our shares of common stock, and an active market for our shares of common stock may not be sustained after the listing, which could depress the market price of our shares of common stock and could affect the ability of our stockholders to sell our shares of common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our shares of common stock. An inactive market may also impair our ability to raise capital by selling our shares of common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our shares of common stock as consideration.

In addition, we cannot predict the prices at which our shares of common stock may trade on Nasdaq, and the market price of our shares of common stock may fluctuate significantly in response to various factors, some of which are beyond our control.

Furthermore, because our listing process on the Nasdaq Capital Market was novel and differed significantly from an underwritten initial public offering, Nasdaq’s rules for ensuring compliance with its initial listing standards, such as those requiring a valuation or other compelling evidence of value, are untested.

In addition, because of our novel listing process, individual investors, retail or otherwise, may have greater influence in setting, after the opening public price, the subsequent public prices of our common stock on Nasdaq. These factors could result in a public price of our common stock that is higher than other investors (such as institutional investors) are willing to pay, which could cause volatility in the trading price of our common stock. Further, if the public price of our common stock is above the level that investors determine is reasonable for our common stock, some investors may attempt to short our common stock after trading begins, which would create additional downward pressure on the public price of our common stock. To the extent that there is a lack of consumer awareness among retail investors, such lack of consumer awareness could reduce the value of our common stock and cause volatility in the trading price of our common stock.

The public price of our common stock following the listing also could be subject to wide fluctuations in response to the risk factors described herein and others beyond our control, including:

•	the number of shares of our common stock publicly owned and available for trading;
•	overall performance of the equity markets and/or publicly-listed companies that offer marketing services and SaaS solutions;
•	actual or anticipated fluctuations in our revenue or other operating metrics;
•	our actual or anticipated operating performance and the operating performance of our competitors;
•	changes in the financial projections we provide to the public or our failure to meet these projections;
•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•	any major change in our Board, management, or key personnel;
•	the economy as a whole and market conditions in our industry;
•	rumors and market speculation involving us or other companies in our industry;
•	announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cyber-security in the U.S. or globally;
•	lawsuits threatened or filed against us;
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•	sales or expected sales of our common stock by us and our officers, directors and principal stockholders, including Mudrick Capital.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our common stock following the listing of our common stock on Nasdaq as a result of the supply and demand forces described above. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

Future sales of common stock by our Registered Stockholders and other existing stockholders could cause our share price to decline.

Our common stock is listed and traded on Nasdaq. Prior to listing on Nasdaq on October 1, 2020, there had been no public market for our common stock and there had not been a sustained history of trading in our common stock in “over-the-counter” markets. Moreover, consistent with Regulation M and other federal securities laws applicable to our listing, we did not consult, and have not consulted, with our stockholders who hold shares registered pursuant to our Registration Statement on Form S-1 effective on October 1, 2020 (the “Registration Statement”) in connection with our direct listing (the “Registered Stockholders”) or other existing stockholders regarding their desire or plans to sell shares in the public market pursuant to the Registration Statement or discussed with potential investors their intentions to buy our common stock in the open market. While our common stock may be sold by the Registered Stockholders pursuant to the Registration Statement or by our other existing stockholders in accordance with Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, there can be no assurance that any Registered Stockholders or other existing stockholders will sell any of their shares of common stock and there may be, from time to time, a lack of supply of, or demand for, common stock on Nasdaq. Conversely, there can be no assurance that the Registered Stockholders and other existing stockholders will not sell all of their shares of common stock, resulting in an oversupply of our common stock on Nasdaq. In the case of a lack of supply of our common stock, the trading price of our common stock may rise to an unsustainable level. Further, institutional investors may be discouraged from purchasing our common stock if they are unable to purchase a block of our common stock in the open market due to a potential unwillingness of our existing stockholders to sell a sufficient amount of common stock at the price offered by such institutional investors and the greater influence individual investors have in setting the trading price. If institutional investors are unable to purchase our common stock, the market for our common stock may be more volatile without the influence of long-term institutional investors holding significant amounts of our common stock. In the case of a lack of market demand for our common stock, the trading price of our common stock could decline significantly and rapidly. Furthermore, the decision by Mudrick Capital, who retains significant ownership of our common stock, to sell, or refrain from selling, shares of common stock from time to time, could impact the market supply and trading volumes of our common stock, thereby affecting market prices and creating additional volatility, which impact will increase if the percentage of shares sold by non-affiliated Registered Stockholders or other existing stockholders from time to time decreases. Therefore, an active, liquid and orderly trading market for our common stock may not be sustained, which could significantly depress the public price of our common stock and/or result in significant volatility, which could affect your ability to sell your shares of common stock.

We have outstanding warrants that are exercisable for our common stock. If these warrants are exercised, the number of shares eligible for resale in the public market would increase and result in potential price volatility and dilution to our stockholders.

As of September 30, 2020, we had outstanding warrants to purchase an aggregate of 5,810,634 shares of our common stock at an exercise price of $24.39 per share. The warrants may be exercised in whole or in part at any time prior to their expiration at 5:00 p.m., Pacific Time, on August 15, 2023. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Resales of substantial numbers of shares in the public market in close proximity to the day that our shares of common stock are initially listed on Nasdaq may increase price volatility which could adversely affect the price of our common stock.

Because of its significant ownership of our common stock, Mudrick Capital has substantial control over our business, and its interests may differ from our interests or those of our other stockholders.

As of September 30, 2020, Mudrick Capital beneficially owned and controlled common stock representing 59.9% of the voting power of our outstanding common stock. As a result of this ownership or control of our voting securities, Mudrick Capital will have control over the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors. This may delay or prevent an acquisition or cause the public price of our common stock to decline. Mudrick Capital may have interests different from yours. Therefore, the concentration of voting power by Mudrick Capital may have an adverse effect on the price of our common stock.

None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Following our listing, sales of substantial amounts of our common stock in the public markets or the perception that sales might occur, could cause the market price of our common stock to decline.

In addition to the supply and demand and volatility factors discussed above, sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur in large quantities, could cause the market price of our common stock to decline.

As of September 30, 2020, we have 30,903,450 shares of common stock outstanding, the substantial majority of which is currently subject to resale limitations under Rule 144 under the Securities Act. These shares may be sold either by the Registered Stockholders pursuant to the Registration Statement or by our other existing stockholders under Rule 144 if such shares held by such other stockholders have been beneficially owned by non-affiliates for at least one year. Moreover, once we have been a reporting company subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act for 90 days and assuming the availability of certain public information about us, (i) non-affiliates who have beneficially owned our common stock for at least six months may rely on Rule 144 to sell their shares of common stock and (ii) our directors, executive officers and other affiliates who have beneficially owned our common stock for at least six months, including certain of the shares of common stock covered by the Registration Statement to the extent not sold thereunder, will be entitled to sell their shares of our common stock subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

None of our stockholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.

Further, as of September 30, 2020, there were outstanding warrants to purchase an aggregate of 5,810,634 shares of our common stock at an exercise price of $24.39 per share, and in addition, an aggregate of 5,567,095 shares are reserved for the exercise of outstanding options pursuant to our 2016 Stock Incentive Plan. An additional 1,000,000 shares are reserved for future grants pursuant to the 2020 Stock Incentive Plan. In addition, the shares reserved for issuance under our 2020 Plan also include those shares reserved but unissued under our 2016 SIP as of the effective date of our 2020 Plan. In addition, any shares under our 2016 SIP which are forfeited or lapse unexercised will be allocated to the 2020 Plan. We filed a registration statement on Form S-8 under the Securities Act to register the shares reserved for issuance under our 2016 Stock Incentive Plan and, as a result, all shares of common stock acquired upon vesting or exercise of awards granted under our 2016 Stock Incentive Plan would also be freely tradeable under the Securities Act, unless acquired by our affiliates.

We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise, but we will not conduct any such issuance during any period in which this registration statement is effective. Any such issuance could result in substantial dilution to our existing stockholders and cause the public price of our common stock to decline.

Because we do not intend to pay cash dividends in the foreseeable future, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.

We have never declared nor paid cash dividends on our capital stock. We do not intend in the foreseeable future to pay any dividends to holders of our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or to pay any dividends in the foreseeable future. Additionally, our ability to generate income and pay dividends is dependent on the ability of our subsidiaries to declare and pay dividends or lend funds to us. Future indebtedness of or jurisdictional requirements on our subsidiaries may prohibit the payment of dividends or the making or repayment of loans or advances to us. Consequently, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which investors have purchased their shares. However, the payment of future dividends will be at the discretion of our Board, subject to applicable law and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions that apply to the payment of dividends and other considerations that our Board deems relevant. As a consequence of these limitations and restrictions, we may not be able to make the payment of dividends on our common stock.

Risks Related to Governance and Ownership Structure

We will incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we will incur additional legal, accounting and other expenses that we were not required to incur in the past. After our direct listing on October 1, 2020, we are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to other reporting and corporate governance requirements, including the requirements of Nasdaq and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose additional compliance obligations upon us. As a public company, we will, among other things:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules;
•	create or expand the roles and duties of our Board and committees of the Board;
•	institute more comprehensive financial reporting and disclosure compliance functions;
•	enhance our investor relations function; and
•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These changes require a commitment of additional resources, and many of our competitors already comply with these obligations. We may not be successful in implementing these requirements, and the commitment of resources required for implementing them could have a material adverse effect on our business, financial condition and results of operations.

The changes necessitated by becoming a public company require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and could place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. If we are unable to offset these costs through other savings, then it could have a material adverse effect on our business, financial condition and results of operations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes Oxley Act, the listing standards of Nasdaq, on which we are traded and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified senior management and members of our Board, particularly to serve on our audit and risk committee and compensation committee and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations and financial condition could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations and financial condition.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our fourth amended and restated certificate of incorporation and second amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to our charter, our directors are not personally liable to the company or its stockholders for monetary damages for any breach of fiduciary duty as a director, except (i) acts that breach his or her duty of loyalty to the company or its stockholders, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of the law, (iii) pursuant to Section 174 of the Delaware General Corporation Law (the “DGCL”) or (iv) for any transaction from which the director derived an improper personal benefit. The bylaws also require us, if so requested, to advance expenses that such director or officer actually and reasonably incurred in defending a threatened or pending action, suit or proceeding, whether civil, criminal, administrative or investigative, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

We may elect to take advantage of the “controlled company” exemption to the corporate governance rules for publicly-listed companies, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for publicly-listed companies, we are not required to have a majority of our Board be independent under the applicable rules of Nasdaq, nor are we required to have a compensation committee or a nominating and corporate governance committee comprised entirely of independent directors. We did not avail ourselves of these exceptions at our listing, but may do so in the future so long as we qualify as a “controlled company.” Accordingly, should the interests of our Sponsors differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Anti-takeover provisions in our fourth amended and restated certificate of incorporation and second amended and restated bylaws and certain provisions of Delaware law could delay or prevent a change of control that may be favored by some stockholders.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control transaction that stockholders may consider favorable. These provisions may also make it more difficult for our stockholders to change our Board and senior management.

Among other things, these provisions:

•	provide for a classified Board with staggered three-year terms;
•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•	delegate the sole power of a majority of the Board to fix the number of directors;
•	provide the power of our Board to fill any vacancy on our Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•	generally eliminate the ability of stockholders to call special meetings of stockholders and generally prohibit stockholder action to be taken by written consent; and
•	establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, our Board has the authority to cause us to issue, without any further vote or action by the stockholders, up to 50,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price, or prices and liquidation preferences of such series. The issuance of shares of preferred stock or the adoption of a stockholder rights plan may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

Further, under the agreements governing our Senior Credit Facilities, a change of control would cause us to be in default. In the event of a default, the administrative agent under our Senior Credit Facilities would have the right (or, at the direction of lenders holding a majority of the loans and commitments under our Senior Credit Facilities, the obligation) to accelerate the outstanding loans and to terminate the commitments under our Senior Credit Facilities, and if so accelerated, we would be required to repay all of our outstanding obligations under our Senior Credit Facilities.

In addition, several of our agreements with local telephone service providers require their consent to any assignment by us of our rights and obligations under the agreements. We may from time to time enter into new Contracts that contain change of control provisions that limit the value of, or even terminate, the contract upon a change of control. The consent rights in these agreements might discourage, delay or prevent a transaction that a stockholder may consider favorable.

Our second amended and restated bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our second amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, any director or our officers or employees arising pursuant to any provision of the DGCL, our fourth amended and restated certificate of incorporation or our second amended and restated bylaws; or (iv) any action asserting a claim against us, any director or our officers or employees that are governed by the internal affairs doctrine. This exclusive forum provision does not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws and rules and regulations promulgated thereunder for which there is exclusive federal or concurrent federal and state jurisdiction. The federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act, the Exchange Act or the rules and regulations promulgated thereunder, and investors cannot waive Thryv’s compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our fourth amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that is contained in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

The forecasts of market growth may prove to be inaccurate and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our forecasts, if any, relating to the expected growth in marketing and management software markets may prove to be inaccurate. Even if these markets experience such forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as necessarily indicative of our future growth.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and/or our business. Securities and industry analysts do not currently and may never, publish research on our company. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

•On August 25, 2020, we issued an aggregate of 3,800 shares of common stock to a total of 38 employees under the 2016 Stock Incentive Plan at a price of $10.17 per share.

•On August 25, 2020, we issued in a private placement 68,857 shares of common stock at a price of $10.17 per share.

The shares of common stock in the transactions listed above were issued or will be issued in reliance upon Section 4(2) of the Securities Act, Regulation D or Rule 701 promulgated under Section 3(b) of the Securities Act as the sale of such securities did not or will not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

Item 6. Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
10.1*	Amended and Restated Stockholders Agreement, dated September 23, 2020, by and among Thryv Holdings, Inc. and the Stockholders party thereto
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith as an Exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

November 12, 2020	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chief Executive Officer and President
(Principal Executive Officer)

November 12, 2020	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)