Form 10-K
period 2020-12-31
Thryv Holdings, Inc.
filed 2021-03-25
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-35895

THRYV HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX	75261
(Address of principal executive offices)	(Zip Code)

(972)	453-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	THRY	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.
As of March 24, 2021, there were 33,127,667 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2020, are incorporated herein by reference.

THRYV HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995 and include, without limitation, statements concerning the conditions of our industry and our operations, performance, and financial condition, including, in particular, statements relating to our business, growth strategies, product development efforts, and future expenses. Forward-looking statements include all statements that do not relate solely to historical or current facts and generally can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “could,” “estimates,” “expects,” “likely,” “may,” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Accordingly, we caution you against relying on forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:
•significant competition for our Marketing Services solutions and SaaS offerings, including from companies that use components of our SaaS offerings provided by third parties;
•our ability to maintain profitability;
•our ability to manage our growth effectively;
•our ability to transition our Marketing Services clients to our Thryv platform, sell our platform into new markets or further penetrate existing markets;
•the effect of the novel strain of coronavirus, commonly referred to as COVID-19 (“COVID-19”) on our business, including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
•our ability to maintain our strategic relationships with third-party service providers;
•internet search engines and portals potentially terminating or materially altering their agreements with us;
•our ability to keep pace with rapid technological changes and evolving industry standards;
•our small to medium-sized businesses (“SMBs”) clients potentially opting not to renew their agreements with us or renewing at lower spend;
•potential system interruptions or failures, including cyber-security breaches, identity theft, data loss, unauthorized access to data or other disruptions that could compromise our information;
•our potential failure to identify and acquire suitable acquisition candidates;
•the potential loss of one or more key employees or our inability to attract and to retain highly skilled employees;
•our ability to maintain the compatibility of our Thryv platform with third-party applications;
•our ability to successfully expand our current offerings into new markets or further penetrate existing markets;
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
•our ability to protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•volatility and weakness in bank and capital markets; and
•costs, obligations and liabilities incurred as a result of and in connection with being a public company.
For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Part I. Item 1A. Risk Factors in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Annual Report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.
In this Annual Report on Form 10-K, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I.

Item 1.     Business

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. Our Company is built upon a rich legacy in the marketing and advertising industry. We are one of the largest domestic providers of print and digital marketing solutions to SMBs and SaaS end-to-end customer experience tools. Our solutions enable our SMB clients to generate new business leads, manage SMB customer relationships, and run their day-to-day operations. As of December 31, 2020, we serve over 330,000 SMB clients through two business segments: Marketing Services and SaaS.

On March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (the “Sensis Acquisition”), Australia's leading provider of marketing solutions serving SMBs. The Sensis Acquisition brings more than 100,000 existing Sensis clients under the Thryv banner, many of which are ideal candidates for the Thryv platform. See Note 18, Subsequent Events, to our audited consolidated financial statements for more information.

Marketing Services

Our Marketing Services segment provides both print and digital solutions. Our primary Marketing Services offerings include:

•Print Yellow Pages. Print marketing solutions through our owned and operated Print Yellow Pages (“PYPs”), which carry “The Real Yellow Pages” tagline;
•Internet Yellow Pages. Digital marketing solutions through our proprietary Internet Yellow Pages (“IYPs”), including Yellowpages.com, Superpages.com, and Dexknows.com; and Extended Search Solutions (“ESS”);
•Search Engine Marketing. Search engine marketing (“SEM”) solutions that deliver business leads from Google, Yahoo!, Bing, Yelp, and other major engines and directories; and
•Other Digital Media Solutions. Other digital media solutions, which include online display and social advertising, online presence and video, and search engine optimization (“SEO”) tools.

SaaS

Our SaaS segment is comprised of Thryv and Thryv Leads and add-ons.

•Thryv®, our Thryv platform, is our flagship SMB end-to-end customer experience platform. It helps small businesses and franchises “get the job, manage the job, and get credit” for their jobs. It includes capabilities such as customer relationship management (“CRM”), omnichannel email and text marketing automation, scheduling and appointment management, estimating, invoicing, payments, social media management, reputation management, and centralized customer communication.

•Hub by Thryv, is a console that facilitates a franchisor’s oversight and management of day-to-day operations of multiple locations.

•Thryv Leads®, and add-ons. Thryv Leads is our integrated lead management solution, and we offer a range of add-ons that can be purchased in conjunction with our Thryv platform including, but not limited to SEO tools.

•ThryvPay. We recently launched ThryvPay, our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service businesses that want to provide consumers safe, contactless, fast online payment options.

Integration of Marketing Services and SaaS

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. We have worked for decades in our local communities, providing marketing solutions to SMBs. We found that SMBs need technology solutions to communicate with a large portion of consumers who now do business via their smartphones. We launched our SaaS business in 2015 to provide SMBs with the resources to compete for today’s mobile consumers. In 2020, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and contact-less customer interactions. We have seen this trend accelerate following the outbreak of the COVID-19 pandemic from March 2020 onwards.

In 2020, we delivered more than 47 million PYP directories to strategically targeted American homes whose demographics indicate a higher propensity to use print marketing solutions.

We reach our clients utilizing a multi-channel sales approach that allows us to meet market demand through an extensive inside and outside sales force, channel partners, and targeted digital campaigns. Our nationwide field sales force allows us to have local and virtual interactions with SMB clients, which differentiates us from competitors.

We derive a competitive advantage from our industry experience, sizable salesforce, and Thryv platform, existing and potential SMBs have choices when selecting SaaS solutions. Numerous niche cloud-based tools are available for SMBs to self-provision online, and other providers market competing end-to-end solutions. Because the cost of entry into the SaaS space is relatively low, new entrants continue to emerge. Although we believe many of these solutions lack a comprehensive set of features and offer less onboarding and customer support, SMBs may opt for less expensive solutions or a package of solutions provided by less experienced entrants at a lower cost.

Our Solutions

Comprehensive Marketing Services Offering

We have a full portfolio of marketing solutions for SMBs, including PYP, IYP, SEM, and online display and social advertising, online presence and video, and SEO tools. This enables SMBs to craft a comprehensive marketing strategy with us as the one-stop provider. For example, PYP provides value to SMBs seeking to reach consumers who prefer traditional forms of print media. IYP helps efficiently position a client’s business on well-trafficked online directories. And SEM allows SMBs to generate customer traffic directly with ads on Google and other search engines.

Leading Presence in Print Advertising

As the largest publisher of print directories in the United States, we provide clients with insights into how traditional media can reach and advertise to a large segment of the consumer population. In the United States, PYP users tend to be over 55 years of age, more affluent and more likely to own a single-family home, resulting in higher sales conversion rates for our SMB clients.

Dynamic Tracking and Access to Unparalleled SMB Data

The effectiveness of each of our solutions can be measured with tracking software that enables SMBs to easily analyze the performance of their ad campaigns. We examine operational measures from various sources that help us understand how a client’s marketing services program is working and we use these to monitor their effectiveness and performance. As a result, we give SMBs actionable insights to attract and retain new customers.

Enables SMBs to Deliver Customer Experiences That We View as Best-in-Class within One Platform

Our Thryv platform delivers many features relevant to SMB needs, including CRM, omnichannel email and text marketing automation, scheduling and appointment management, estimating, invoicing, payments, social media management, reputation management, and centralized customer communication.

Optimizes Advertising Budgets and Business Leads Generation

Our Thryv Leads solution recommends an appropriate dollar budget for each SMB based on its business vertical and market geography. Thryv Leads chooses the optimal mix of advertising solutions for each SMB by using machine learning to generate a tailored solution for each of our clients. Thryv Leads then automatically injects resulting business leads into the SMB’s CRM system, while also enriching the basic consumer information with additional data. SMBs are then able to contact and engage new and existing customers.

Our Strategy

Continuous Innovation Drives Retention and Growth

In our Marketing Services business, we continue to improve the value of our solutions and leverage our extensive sales force to drive the retention of clients. For example, in our PYP business, we have simplified ad pricing, added colorful new local covers, and modified book formatting to make the books more useful and readable. Additionally, we increasingly renew digital (non-print) accounts through an automated process. In our SEM business, we have improved our bidding process, launched new features and boosted traffic from distribution partner sites. In our SaaS business, we continue to improve our Thryv platform by analyzing user behavior and client requests to expand the feature set and interoperability with other popular cloud-based tools. We continue to improve Thryv Leads which uses machine learning to optimize the placement of the SMBs’ ads and help SMBs reduce their costs.

Transition into SaaS

Our current executive team came on board in 2014 with a plan to expand beyond the legacy Marketing Services segment into the SaaS segment. Our plan has been, and continues to be, to develop and grow our SaaS segment to better help SMBs manage their businesses, while continuing to maintain strong profitability within our Marketing Services segment, which drives new customer leads to our clients. We have selectively utilized a portion of the cash generated from our profitable Marketing Services segment to support initiatives in our evolving SaaS segment, which has represented an increasing percentage of total revenue since launch. The SaaS segment became profitable during 2019.

Leverage Our Nationwide Scale and Extensive Sales Force

We have one of the largest SMB-focused sales forces in the country within the marketing solutions and SaaS space, which we utilize to attract and manage our clients. We leverage our sales force to introduce our SaaS solutions to new prospects and existing Marketing Services clients through in-person, local as well as virtual, online meetings. As of December 31, 2020, our efforts led to approximately 50% of our new SaaS clients originating from our Marketing Services segment. SMB demand for SaaS solutions continues to grow as SMBs increase their remote working capabilities and contact-less customer interactions due to the COVID-19 pandemic.

Actively Manage Shift in Marketing Services Revenue Mix to Maintain Profitability

We continue to manage our Marketing Services offerings, some of which are in secular decline, notably print, to maximize profitability and extend the life of these solutions. Our cost management strategy includes the utilization of third-party printers and cost-effective long-term paper, printing, and directory distribution contracts.

Continued Cash Flow Generation and Selected Capital Allocation

We remain highly focused on methodically managing our assets, maintaining a highly variable cost structure, and building our SaaS business in a way to continue to position us to generate significant cash flow. We believe that our cash flow generation and strategic capital allocation will enable us to continue to reduce debt and pursue acquisitions to create value for our stockholders. We will continue to employ a disciplined financial policy that maintains our financial strength and favorable cost structure.

Opportunistic Acquisitions to Drive Synergy

The Company has experience executing accretive acquisitions in the industry. We believe we are well-positioned to continue this strategy to leverage our platform and scale in our industry. Historically, as a result of our acquisitions, we have realized significant cost synergies and obtained new clients that also bought our SaaS solutions.

International Growth

We are looking to expand into international markets, which we view as a large opportunity for growth. In August 2020, we launched our first international SaaS reseller pilot, a joint initiative with the leading yellow pages player in the Caribbean, and we also signed a SaaS franchise client, a home services company, with operations in the U.S. and Canada. We intend to penetrate international markets either through acquisition, re-seller agreements, or other commercial arrangements. For example, we recently completed the Sensis Acquisition in Australia. Internationally, there are approximately 35 million SMBs in our target market.

Marketing Services Segment

Our Marketing Services segment delivers high-quality, cost-effective business leads to our SMB clients. This segment generated $979.6 million of revenue for the year ended December 31, 2020. Our main Marketing Services solutions are as follows:

Print Yellow Pages (PYP)

We publish approximately 1,800 PYP titles on a 14 to 15-month publication cycle. In the year ended December 31, 2020, we published approximately 1,400 PYP titles. We generate revenue by charging for advertisements placed within these titles.

We believe print directories are a cost-effective and often under-appreciated solution for many SMBs. Consumer usage of print, while declining, is still strong among consumers that tend to be over 55 years of age, more affluent, and more likely to own a single-family home. PYP enables SMBs to reach this core demographic that tends to have higher purchase intent when encountering one of our SMBs’ advertisements. We have highly predictable revenue from this service offering given that PYP advertising campaigns are typically structured as 14 to 15-month contracts. While PYP has experienced a secular decline similar to other print media, print costs are highly variable, enabling the Company to right-size costs in advance of anticipated declines in PYP sales.

Internet Yellow Pages (IYP)

We operate three proprietary IYP sites: Yellowpages.com, Superpages.com, and Dexknows.com. During the year ended December 31, 2020, traffic to these sites averaged over 30 million visits per month across the three properties. We generate IYP revenue by charging SMBs for advertisements and priority placement.

Our IYPs are efficient in delivering business leads. IYPs deliver leads at an attractive cost because consumers who search on IYPs are deep in the “purchase funnel” and are ready to buy.

We also offer ESS enabling SMBs to buy advertising on our network of owned and third-party directory websites, including Yelp, Nextdoor, and other popular sites. Our network delivers more than 300 million visits per month. Our ESS network provides SMB clients expanded access to high-converting traffic at a low cost. We believe we are the only provider to offer this broad network of online directory sites with a single purchase.

Search Engine Marketing (SEM)

Search engines deliver paid and organic (free) listing results. Two factors drive paid rankings:

•    the advertiser's bid price, and
•    click-through rate (the rate at which users click through to the ad).

This results in a quality score that determines the ranking of the ad in the paid results.

Organic results are ranked based on an algorithm that determines the relevancy of that listing to the user’s query.

SMBs often purchase advertisements in the paid listings section of search engines and online directories to drive business leads. We sell SEM placements on multiple search sites, including Google, Yahoo!, and Bing, and online directories including Yelp, CityGrid, and Whitepages, among others.

Our SEM offerings leverage a mix of in-house and off-the-shelf technology to design ads, generate bids, and deliver reporting to advertisers. We track cost per click and cost per call metrics for our SMB clients, which gives them insights into the effectiveness of their ad campaigns.

Other Digital Media Solutions

We also provide online display and social advertising, online presence and video, and SEO tools. The following services were previously sold on a stand-alone basis, and clients who had purchased these services are allowed to renew them. However, for new clients, these services are now only available as part of, or as an add-on purchase to, our Thryv platform.

•Online Display and Social Advertising. We enable our clients to promote their company's image through online advertising that drives leads and brand recognition;
•Online Presence and Video. We help our client's business look vibrant and engaging. We record videos on-site using a partner that we view as best-in-class;
•SEO Tools. Works to improve rankings within search engines like Google, Yahoo!, and Bing. We make our client's website more visible and prominent.

SaaS Business Segment

Our SaaS segment is comprised of Thryv®, including Hub by Thryv, and Thryv Leads and add-ons, including ThryvPay. Our SaaS segment generated revenue of $129.8 million in the year ended December 31, 2020.

Strength of the All-In-One Platform

Our Thryv platform is an easy-to-use SMB end-to-end customer experience tool that enables SMBs to deliver the same type of interaction consumers have come to expect from larger enterprises with whom they do business.

Our Thryv platform’s feature set mirrors the journey of a typical consumer, who begins on a search engine, reads business reviews, finds a company’s website and/or social media profiles, and clicks to set up an appointment or request information. After booking an appointment, the consumer typically expects an estimate and eventually an invoice, with the ability to pay online. This experience is then followed by prompts for reviews and referrals, along with periodic reminders and additional campaigns to generate repeat business.

Built on a customizable CRM database where businesses store customer information and then utilize a host of customer communication tools, our Thryv platform helps SMBs communicate with their customers and manage day-to-day operations. It automatically updates and maintains client listings across the web so our SMBs’ online information is correct at all times.

Clients can also generate new business leads via Thryv Leads and have these business leads automatically injected into their accounts and enriched with additional data. These business leads populate the client’s CRM database enabling our clients to email, text, call, or otherwise communicate with prospective customers via our Thryv platform. Additionally, clients can monitor multiple locations through Thryv add-ons.

We have a new, low cost and innovative engineering methodology. This methodology recognizes the large variety of bespoke SaaS solutions and back-end tools that are readily available. Thryv has chosen to utilize best in class systems and tools, to integrate them in unique ways that unlock value for the end customer. It is the combination of functionality from multiple platforms together that delivers value greater then each of the parts individually. Thryv maintains full control over the user experience, to deliver a modern and consistent user experience. When Thryv feels functionality is of strategic long-term importance, or it is not readily available in the marketplace we leverage our internal engineering teams to create technology and innovation on top of the existing interoperable technology stack. Today it is estimated that over 50% of the entire Thryv platform is comprised of unique integrations and solutions either built by Thryv or built for Thryv, and to Thryv’s specifications. We expect this percent to steadily increase overtime. Applications and/or features developed by our third-party developers specifically for our platform are not available outside of our platform on a stand-alone basis in the U.S. and Canada.

Our Thryv platform is sold on a monthly auto-subscription basis, which generates a recurring revenue stream. Substantially all of our clients subscribe to contracts with a minimum six-month upfront commitment, after which clients continue on a month-to-month basis. Clients can upgrade their service into a more feature-rich solution at any time as their business grows. We offer a variety of tiers, which we believe enables SMBs to choose the optimal features for their business. We believe the platform represents an attractive value for our SMB clients as compared to competitor products, such as single solutions or complex enterprise software systems that are suited to larger companies.

In the fourth quarter of fiscal year 2019, we launched an online marketplace within our Thryv platform. Featuring easy-to-use connectivity with other popular SMB cloud-based tools, such as Quickbooks, MailChimp, Constant Contact, and other popular business software, the marketplace enables our clients to further integrate our Thryv platform with their favorite tools. We believe this will accelerate the Thryv platform’s growth.

Hub by Thryv

In 2020, we released a franchise management console, Hub by Thryv, that allows franchisors to launch their franchises on Thryv and to manage their overall franchise network’s day-to-day operations on the platform.

Hub by Thryv enables franchisors to:
•Create and launch new locations under a standardized brand and configuration ensuring optimal success for each location;
•Monitor real time performance results on each of their locations to highly repeatable successes, and quickly identify areas of opportunity;
•Generally manage lead management and long-term ROI through each stage of the customer's life cycle;
•Enable territory and region managers optimal flexibility through user permissions and controls.
Thryv Leads
Thryv Leads launched in 2018 as an enhancement to our Thryv platform to give SMBs an easier way to acquire new customers and to make it simpler to determine when, where and how much to spend on advertising. Thryv Leads clients sign contracts with a commitment of six months currently and go month-to-month thereafter.

Thryv Leads uses machine learning to optimize the placement of the SMBs’ ads and help SMBs reduce their costs. Thryv Leads automatically injects resulting business leads into the SMB’s CRM system, while also enriching the basic consumer information with additional data. SMBs are then able to contact and engage new and existing customers. We believe via Thryv Leads and its integration with our Thryv platform, we are the only SaaS player that offers a business leads-based solution integrated into an end-to-end customer experience. The data that we have gathered from our hundreds of thousands of marketing campaigns informs the predictive capabilities of the platform, making it more valuable to each of our SMB clients. This enables SMBs to craft a comprehensive marketing strategy with us as the one-stop provider.

Through Thryv Leads, SMBs:

•Acquire New Customers. Thryv Leads allows SMBs to acquire new customers by indicating how many new customers per month they want to reach. SMBs decide on the number of business leads per month that they need, and Thryv Leads recommends a budget based on the costs in the client’s category and geographical area. Thryv Leads then delineates the SMB’s spending across advertising solutions such as digital and social media allowing SMBs to avoid the confusion of determining a proper ad budget;
•Simplify Lead Tracking. Thryv Leads tracks and attributes each business lead that the SMB receives;
•Analyze Advertising Results. Thryv Leads provides the SMB with proof that the SMB’s advertising is effective and enables SMBs to leverage consumer respondent information by injecting data into the SMB’s Thryv platform, creating a usable database for SMBs.
ThryvPay

ThryvPay allows users to get paid via credit card and ACH payments. ThryvPay offers:

•Competitive credit card processing rates. ThryvPay offers a flat rate per transaction with no set-up fees.
•ACH payments processing. Small businesses save money on a per transaction charge, with the security of knowing immediately if funds are available.
•Scheduled payments. Service-based businesses that offer on-going services or memberships are able to utilize our scheduled payments feature. ThryvPay also allows customized installment plans for pre-set specific dates.

•Convenience fees and tipping. Small businesses can pass on optional convenience fees for consumers who want to pay by credit card when presented with multiple payment options. ThryvPay also allows consumers to leave a tip.
•Credit card and bank account on file. Consumer information is stored in the small business’s Thryv account for future transactions.
•Real-time reporting and assistance. ThryvPay integrates and auto-syncs with QuickBooks for reconciliation. Thryv provides dedicated support for dispute and chargeback assistance.

Our Competition

Our industry is highly fragmented, intensely competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. We believe the principal competitive factors in our segments are the following:

•customized, integrated, and tailored solution strategies;
•flexible technology that is compatible with third-party applications and data sources;
•quality;
•pricing;
•ease of use;
•brand recognition and word-of-mouth referrals;
•availability of onboarding programs and customer support; and
•nationwide and extensive, inside and outside sales forces.

We believe we compete favorably with respect to all these factors and that we are well-positioned as a leading provider of marketing solutions and cloud-based end-to-end customer experience tools to SMBs across the United States.

We face competition from other companies that provide marketing solutions and cloud-based SaaS tools to SMBs.

Marketing Services Competitors

In our Marketing Services business, we compete with numerous national companies that sell marketing campaigns on major national search engines and social media sites and build and host websites.

SaaS Competitors

In our SaaS business, we believe we compete with three general categories of competitors:

•Point Solution Providers. We compete with single-point solution providers across many features. Many of these products are low-cost and some have been in the market longer than Thryv.
•Vertical Solutions. Vertical solutions exist in many categories, including Home Services, Health & Wellness, Animal Services, Professional Services and Educational Services. Competitors have studied these categories and customized their products for the applicable category. These companies offer a tailored solution with a targeted appeal. Some also have consumer-facing apps that create demand for the SMB.
•All-In-One Competitors. Our most direct competitors are other all-in-one solutions. Several are priced above our price point or target larger companies with more employees.

Human Capital

Our key human capital management objectives are to attract the right talent, develop potential future and current talent for leadership positions, retain high performers and reward employees through competitive pay and employee benefits. We support these objectives with culture initiatives aimed at making the workplace engaging and inclusive while providing growth opportunities, internal leadership programs and diversity programs. In addition, we consistently monitor employee engagement through employee engagement studies and monthly surveys.

We employed approximately 2,313 people as of December 31, 2020. Our workforce is comprised of approximately 99.83% full time and 0.17% part time employees. The majority of our employees are employed in our Premise and Inside Sales and Sales Operations, and Operations, Information Technology, Billing and Print Directories departments.

Some examples of our key programs and initiatives intended to attract, develop and retain our diverse workforce include:

•Diversity and Inclusion (“D&I”). The Company’s Diversity and Inclusion Council provides a voice for our diverse employees to leadership – to share insights, communicate with leadership, and generate ideas and actions to enhance and impact diversity at Thryv. The Diversity and Inclusion Council plans and sponsors events to celebrate diversity and inclusion, and create opportunities for networking and mentorship within diverse groups.

•Accelerators Recognition Program. This program is designed to grow connection and recognition of top performers who demonstrate our core values in their excellent performance. Core values are:

•Client Devoted
•DONE3
•Act Like You Own the Place
•Invest in Our People
•Under Promise, Over Deliver
•Making Money is a Bi-Product of Helping People
•Think Long-Term; Act with Passion and Integrity

•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers through training and development programs. These include online and on-the-job learning formats.

•Our Emerging Leaders Program is designed to help identify and develop future leaders. Once identified, Emerging Leaders are provided focused leadership and management skill development programs – instructor-led, online and on-the-job. This program is expected to launch in the second quarter of 2021.
•Our New Manager Training six-course program rolled out to newly promoted managers to develop and enhance their soft skills in people management. This program aims to set up newly promoted people managers for success while developing a network of colleagues from which to draw support and counsel.

•Culture Team. “Investing in our people” is one of our core values, which we support with various initiatives.

•To ensure we are providing learning opportunities that enable us to adapt, belong and connect, we launched monthly “Lunch and Learn” sessions featuring a wide variety of employee-centric topics such as building one’s personal brand, communication skills, and other specific skill-building subjects.
•Culture Clubs are being introduced to purposefully drive connection and relationship-building across diverse work teams and individuals. Recognizing the virtual workplace can be challenging for new relationship-building, the Culture Clubs will offer meaningful opportunities to a broad group of employees to identify and join groups of colleagues with similar hobbies and interests.
•We are focused on virtually onboarding new employees through an enhanced virtual onboarding program. Video engagements, networking, a buddy program and social interactions are all included in properly onboarding a virtual employee while weaving core values and key job learnings into the programming.

Our Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secrets, copyright, patent, and trademark laws in the United States and abroad and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements, and other contractual rights to protect our intellectual property. We possess certain intellectual property relating to Thryv®, Thryv Leads®, and our Marketing Services offerings, including but not limited to the following:

•trademark protection on brands, taglines, and products;
•proprietary roadmap and product stack with proprietary code;
•machine learning algorithms and techniques;
•notice of allowance on a patent related to systems and methods underlying Thryv Leads, which processes include the coordination among our lead estimator tool, lead scoring systems, budget allocation systems, and the SMB’s CRM system;
•strategic alliances;
•branding via proprietary print and online assets; and
•copyright protections on work product.
We maintain a library of high-quality, proprietary communications, including:
•product features;
•customer FAQ's;
•our ideal client profile;
•website images and content;
•vertical industry templates and taxonomy;
•how-to-videos; and
•articles, blogs, and guides on using and competing with digital marketing.

In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants, and companies with which we conduct business.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the technology industry have extensive patent portfolios. From time to time, third parties have asserted copyright, trademark, and other intellectual property rights against us or our clients. Litigation and associated expenses may be necessary to enforce our proprietary rights.

Our Use of Technology

In Marketing Services, our print directories are published using a customized platform supported by our in-house engineering team. Our IYPs are managed by our in-house engineering team using proprietary software that we build and maintain. Other digital Marketing Services offerings are fulfilled in-house using third-party cloud-based software.

Today we estimate that over 50% of the entire Thryv platform is comprised of unique integrations and solutions either built by Thryv or built for Thryv, and to Thryv’s specifications. In addition, we integrate select third-party vendors who are managed by our in-house product and development teams. Thryv has chosen to utilize best in class systems and tools, to integrate them in unique ways that unlock value for the end customer. SaaS order processing and tracking, client engagement, client communications, and many other aspects of running the day-to-day SaaS business are performed using subscription-based third-party tools. When Thryv feels functionality is of strategic long-term importance, or it is not readily available in the marketplace we leverage our internal engineering teams to create technology and innovation on top of the existing interoperable technology stack. We ensure that we retain intellectual property for the critical elements of the Thryv platform.

Government Regulation

We are subject to many U.S. federal and state and other foreign laws and regulations including those related to privacy, data protection, content regulation, intellectual property, consumer protection, rights of publicity, health and safety, employment and labor and taxation.

Compliance with government regulations, including environmental regulations, has not had and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of our company. However, these laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our business. See “Risk Factors — Legal, Tax, Regulatory and Compliance Risks” for additional information.

Item 1A.    Risk Factors

Risk Factor Summary

Our business and owning our common stock are subject to numerous risks and uncertainties, including those highlighted in “Risk Factors.” As a summary, these risks include, but are not limited to, the following:
•significant competition for our Marketing Services solutions and SaaS offerings which include companies who use components of our SaaS offerings provided by third parties;
•our potential inability to transition our Marketing Services clients to our Thryv platform, sell our platform into new markets or further penetrate existing markets;
•our potential failure to manage our growth effectively;
•our potential failure to successfully expand our current offerings into new markets or further penetrate existing markets;
•our clients potentially opting not to renew their agreements with us or renewing at lower spend;
•our potential failure to maintain profitability;
•our potential failure to provide new or enhanced functionality and features;
•our potential failure to identify and acquire suitable acquisition candidates;
•internet search engines and portals potentially terminating or materially altering their agreements with us;
•our reliance on third-party service providers for many aspects of our business and our potential inability to maintain our strategic relationships with such third-party service providers;
•our, or our third-party providers' potential inability to keep pace with rapid technological changes and evolving industry standards;
•our potential failure to maintain the compatibility of our Thryv platform with third-party applications;
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
•our potential failure to protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•litigation and regulatory investigations aimed at us or resulting from our actions or the actions of our predecessors;
•adverse tax laws or regulations or potential changes to existing tax laws or regulations;
•our potential failure to meet service level commitments under our client contracts;
•our potential failure to offer high-quality or technical support services;
•aging software and hardware infrastructure;
•our, or our third-party service providers' failure to manage our technical operations infrastructure;
•our Thryv platform and add-ons potential failure to perform properly;
•our outstanding indebtedness and our potential inability to generate sufficient cash-flows to meet our debt service obligations;
•the potential restriction of our future operations by restrictive covenants in the agreements governing our Senior Credit Facilities (as defined below);
•uncertainty related to the London interbank offered rate (“LIBOR”) and the potential discontinuation of LIBOR in the future;
•volatility and weakness in bank and capital markets;
•potential volatility in the public price of our shares of common stock or the failure of an active, liquid, and orderly market for our shares of common stock to be sustained;
•that none of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer, potentially resulting in sales of substantial amounts of our common stock in the public markets or the perception that sales might occur, which could cause the market price of our common stock to decline; and
•costs, obligations and liabilities incurred as a result of and in connection with being a public company.

For a discussion of these and other risks you should consider before making an investment in our common stock, review the below Risk Factors.

Risks Related to Our Business and Industry

Strategic, Market and Competition Risks

We face significant competition for our Marketing Services solutions and SaaS offerings, which may harm our ability to add new clients, retain existing clients and grow our business. Competitors include companies who use components of our SaaS offerings provided by third parties.

We face intense competition from other companies that offer marketing solutions and business management tools for the SMB market. Competition could significantly impede our ability to sell marketing solutions or subscriptions to our Thryv platform and add-ons on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our Thryv platform, we may need to decrease prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our operating results will be adversely affected.

Our competitors include:

•other print media companies;
•cloud-based business automation providers;
•email marketing software vendors;
•sales force automation and CRM software vendors;
•website builders and providers of other digital tools, including low cost, less experienced do-it-yourself providers;
•marketing agencies and other providers of SEM, online display and social advertising, online presence and video, and other digital marketing services including SEO tools; and
•large-scale SaaS enterprise suites who are moving down market and targeting SMBs.

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

Our Marketing Services business revenue, which comprises a significant portion of our revenue, may decline at a rate faster than we anticipate, and we may not be able to successfully transition our Marketing Services clients to our Thryv platform in order to offset the decline in Marketing Services revenue with SaaS revenue.

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

Our success depends in part on our ability to help our IYPs and our clients’ websites and contact information get discovered more easily in unpaid internet search results on search engines, such as Google, Yahoo! and Bing, among others. Algorithms are used by these search engines to determine search result listings and the order of such listings displayed in response to specific searches. Accordingly, our SEO efforts help our IYPs and our clients’ websites to be discovered more easily in organic search engine results, making it more likely that search engine users will visit these websites. However, our SEO efforts on behalf of our IYPs or our clients’ websites may not succeed in improving the discoverability of this content. Google in particular is the most significant source of traffic to our IYPs and to our clients’ websites. Therefore, it is important for us to maintain an effective SEO strategy so that our IYPs, where our clients’ business profiles are found, and our SMB clients’ websites, maintain a prominent presence in results from Google search queries. If we fail to do so, our business, financial condition and results of operations may be materially adversely affected.

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

In the ordinary course of our business, we extend credit to SMBs in the form of a trade receivable for advertising purchases. Local businesses, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. Also, the proliferation of very large retail stores may continue to adversely affect local businesses. We believe these limitations contribute significantly toward clients not renewing their subscriptions. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts, as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to local businesses in the form of trade receivables.

If we are unable to develop or to sell our Thryv platform into new markets or to further penetrate existing markets, our revenue may not grow as expected.

Our ability to increase revenue will depend, in large part, on our ability to increase sales from existing clients who do not utilize our Thryv platform and to sell our existing platform into new domestic and international markets. The success of our Thryv platform depends on several factors, including the introduction and market acceptance of our Thryv platform, the ability to maintain and to develop relationships with third-party service providers, and the ability to attract, to retain and to effectively train sales and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenue. Any new markets in which we attempt to sell our Thryv platform and add-ons, including new countries or regions, may not be receptive. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of the product not incorporating in a timely fashion or all the necessary changes to enable a client to be compliant with such laws. Our ability to further penetrate our existing markets depends on the quality of our Thryv platform and add-ons and our ability to design our solutions to meet consumer demand. Furthermore, our ability to increase sales from existing clients depends on our clients’ satisfaction with our services and our clients’ desire for additional solutions and to expand from single-point solutions to our comprehensive Thryv platform. If we are unable to sell solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients, our revenue may not grow as expected, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the success of any geographic expansion depends on our ability to customize products to integrate with third-party applications in that region and other market specific customizations, translate products for non-English speaking markets and provide customer service and training in local languages, which we may be unable to do successfully.

We are dependent upon client renewals, the addition of new clients, increased revenue from existing clients and the continued growth of the market for our Thryv platform and any impact on these factors could materially adversely affect our operating results.

We expect to derive a substantial portion of our future revenue from the sale of subscriptions to our Thryv platform. The market for small business management solutions is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our Thryv platform and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves cross-selling to existing Marketing Services clients to increase the value of our client relationships over time as we expand their use of our services, onboard other parts of their organizations and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing clients fail to expand their use of our Thryv platform or adopt additional offerings and features, our operating results may be materially adversely affected.

Our subscription renewals may decrease, and any decrease in our number of clients could harm our future revenue and operating results.

Our Thryv platform clients have no obligation to renew their subscriptions for our platform after the expiration of their initial contractual subscription periods. Our agreements with our Thryv platform clients are typically structured on an initial multi-month subscription basis with automatic monthly renewal thereafter; consequently, our clients may choose to terminate their agreements with us at any time after the expiration of the initial term by providing us with the amount of written notice stipulated in the contract. In addition, our clients may seek to renew for lower subscription amounts or for shorter contract lengths. Also, clients may choose not to renew their subscriptions for a variety of reasons. Our renewals may decline or fluctuate as a result of a number of factors, including limited client resources, pricing changes, the prices of services offered by our competitors, adoption and utilization of our platform and related add-ons by our clients, adoption of our new solutions, client satisfaction with our platform, mergers and acquisitions affecting our client base, reductions in our clients’ spending levels or declines in client activity as a result of economic downturns or uncertainty in financial markets. If our clients do not renew their subscriptions for our platform or if they decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, a subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows.

If we fail to further enhance our brand or maintain our existing strong brand awareness, our ability to expand our client base may be impaired and our financial condition may suffer.

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

As of December 31, 2020, we had an accumulated deficit of $394.8 million. If we are unable to acquire new clients cost effectively, we may incur increased net losses.

We also expect our expenses to increase in the future due to anticipated increases in our SaaS segment sales, general and administrative expenses, including expenses associated with being a public company, product development and management expenses or expenses related to acquisitions which could impact our ability to achieve or to sustain profitability in the future. Additionally, while the majority of our revenue in fiscal years 2020, 2019 and 2018 came from advertising services provided in local classified print directories and digital marketing solutions, such as search, display and social media, future development of new services may initially have a lower profit margin than our existing services, which could have a material adverse effect on our business, financial condition and results of operations. As a result, we may not be able to maintain profitability in the future.

The continuing decline in the use of print directories and in our ability to attain new or renewed print agreements continues to adversely affect our business.

Overall references to print directories, including our Print Yellow Pages, in the United States have been declining since the early 2000s. This decline is primarily attributable to increased use of internet search providers, as well as the proliferation of large retail stores for which consumers and businesses may not reference the print directories. While we expect the decline in usage will continue to negatively affect advertising sales associated with our traditional print business, a significant further decline in usage of our print directories could impair our ability to maintain or increase advertising prices which may cause businesses to reduce or discontinue purchasing advertising in our print directories. Either or both of these factors could adversely affect our revenue and have a material adverse effect on our business, financial condition, results of operations and prospects. These trends have resulted in declining print advertising sales, and we expect these trends to continue in 2021 and beyond.

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

The value of our solutions is predicated upon the assumption that online and mobile presence, acquisition and retention marketing and the ability to connect and interact with consumers online and on mobile devices are and will continue to be, important and valuable strategies for small businesses to enhance their abilities to establish, grow, manage and market their businesses. If this assumption is incorrect, or if small businesses do not, or perceive that they do not, derive sufficient value from our solutions, then our ability to retain existing clients, attract new clients and grow our revenues could be adversely affected.

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

One of our key growth strategies is to acquire other businesses or to invest in complementary companies, channels, platforms or technologies that we believe could expand our client base or otherwise offer growth opportunities into new markets. We may also in the future seek to acquire or invest in other businesses, applications or technologies that operate in different industries than ours if we determine that an attractive investment or acquisition opportunity has been presented to us. We may not be able to identify appropriate acquisition candidates or, if we do, we may not be able to negotiate successfully the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into our existing operations. Acquired businesses may not provide us with successful client conversions, achieve the levels of revenue or profitability anticipated, or otherwise perform as expected. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies that could have a material adverse effect on our financial condition and difficulties in integrating acquired businesses.

In addition, we may be unable to successfully integrate businesses that we have acquired or may acquire in the future. The integration of an acquisition involves a number of factors that may affect our operations. These factors include:
•difficulties in converting the clients of the acquired business onto our Thryv platform;
•difficulties in converting the clients of the acquired business to our Marketing Services offerings or to our contract terms;
•diversion of management’s attention;

•incurrence of significant amounts of additional debt;
•creation of significant contingent earn-out obligations or other financial liabilities;
•difficulties in the integration of acquired operations, including the integration of data and information solutions or other technologies;
•entry into unfamiliar segments;
•adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;
•difficulties retaining key employees and maintaining the key business and client relationships of the businesses we acquire;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•unanticipated problems or legal liabilities; and
•tax and accounting issues.
A failure to integrate acquisitions efficiently, including our recent acquisition of Sensis Holding Limited, Australia's leading provider of marketing solutions serving SMBs, may be disruptive to our operations and adversely impact our revenues or increase our expenses.

We recently acquired Sensis, an Australian company, and we may in the future undertake other international acquisitions, which involve unique risks in addition to those mentioned above, including related to the integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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
We also may divest or sell assets or businesses that we acquire, and we may have difficulty selling such assets or businesses on acceptable terms or in a timely manner. This could result in a delay in the achievement of our strategic objectives, additional expense, or the sale of such assets or businesses at a price or on terms that are less favorable than we anticipated.

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

We have agreements with several internet search engines and search or directory websites providers, which makes our content easier for search engines to access and provides a greater response for our clients to general searches on the internet. Under the terms of the agreements with these search providers, we place our clients’ advertisements on major search engines and other third-party search and directory sites and print directories, which give us access to a higher volume of traffic than we could generate on our own, without relinquishing the client relationship. The search engines benefit from our outside and inside sales force and full-service capabilities for attracting and serving local advertisers that might not otherwise transact business with search engines. Other third-party directories and search sites benefit from our payment for traffic from their sites to our advertisers. The termination or material alteration of one or more of our agreements with major search engines or third-party providers could adversely affect our business.

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

We rely on third-party service providers for many aspects of our business. If one or more of our third-party service providers experiences a disruption, goes out of business, experiences a decline in quality, or terminates its relationship with us, we could experience a material adverse effect on our business, financial condition or results of operations.

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

Upkeep of data centers

We host our consumer-facing internet sites, which are a major source of low-cost fulfillment traffic for our clients and serve most of our digital service clients from data centers operated by third-party providers, primarily Amazon Web Services. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. These parties may also seek to cap their maximum contractual liability resulting in Thryv being financially responsible for losses caused by their actions or omissions. Additionally, we host our internal systems through data centers that we operate and lease in Texas and Virginia. If we are unable to renew our agreements with our third-party providers or to renew our leases on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with any such transfer. Both our third-party data centers and data centers that we lease and operate are subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. Any such acts could result in a breach of the security of our or our clients’ data.

Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our clients. We have periodically experienced service disruptions in the past, and we may experience interruptions or delays in our service in the future. Our third-party data centers’ operators could also decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the third-party service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could adversely affect the growth of our business. While the Company does maintain both redundancy and disaster recovery protocols, any changes in third-party service levels at our data centers or any security breaches, errors, defects, disruptions, or other performance problems with our Thryv platform and add-ons could adversely affect our reputation, damage our clients’ stored files, result in lengthy interruptions in our services, or otherwise result in damage or losses to our clients for which they may seek compensation from us. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data center services we use. Interruptions in our services might reduce our revenues, cause us to issue refunds to clients for prepaid and unused subscription services, subject us to potential liability, or adversely affect our renewals.

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

The markets in which we operate, particularly in our SaaS segment, are characterized by the following factors:

•changes due to rapid technological advances;
•additional qualification requirements related to technological challenges; and
•evolving industry standards and changes in the regulatory and legislative environment.

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

If we do not maintain the compatibility of our Thryv platform with third-party applications that our clients use in their businesses, our revenue will decline.

A percentage of our clients choose to integrate our platform with certain capabilities provided by third-party software platforms created by our third-party providers and application providers using application programming interfaces (“APIs”), either as publicly available no-fee licenses or through fee-based partnership arrangements. The functionality and popularity of our Thryv platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including but not limited to CRM, CMS, omnichannel email and text marketing automation, accounting, e-commerce, call center, analytics and social media sites that our clients use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, terminate or elect not to renew our partnership agreements or otherwise alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could adversely impact our offerings and harm our business. If we fail to integrate our Thryv platform with new third-party applications and platforms that our clients use for marketing, sales or services purposes, we may not be able to offer the functionality that our clients need, which would adversely impact our ability to generate revenue and our business.

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

Our business depends on the overall demand for marketing solutions, especially business management software by SMBs, and on the economic health of our current and prospective clients. Past financial recessions have resulted in a significant weakening of the economy in North America and globally, the reduction in employment levels, a reduction in prevailing interest rates, more limited availability of credit, a reduction in business confidence and activity and other difficulties. Such difficulties have affected, and any current or future adverse economic conditions may continue to affect, one or more of the industries to which we sell our Marketing Services solutions and SaaS offerings. In addition, there has been pressure to reduce government spending in the United States, and any tax increases and spending cuts at the federal level might reduce demand for our Marketing Services solutions and SaaS offerings from organizations that receive funding from the U.S. government and could negatively affect the U.S. economy, which could further reduce demand for our Marketing Services solutions and SaaS offerings.

Any of these events could have a material adverse effect on our business, financial condition and results of operations, and spending levels for our Marketing Services solutions and SaaS offerings may not increase following any recovery.

Public health epidemics or outbreaks may reduce or delay spending on day-to-day purchases, which could result in a reduction in the level of business conducted by our clients. As a result, our clients may reduce their spending on marketing services and business operations, which could have a material adverse effect on our business, financial condition and results of operations.

Public health epidemics or outbreaks could adversely impact our business. In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China and has since spread, causing significant disruption to the global economy. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Despite quarantining and adjustments of work schemes, our employees or staff have been, and may continue to be affected by the coronavirus epidemic, and we may experience significant future disruptions to our business operations, which may adversely affect our service quality and thereby our business reputation. Certain states may also ban the solicitation for new clients during a public health epidemic which could result in our inability to acquire new clients. In addition, the continued spread and increasing impact of the coronavirus in the United States could adversely impact demand for our clients’ services or the level of business conducted by our clients. Such conditions could affect the rate of spending on our solutions and could adversely affect our clients’ ability or willingness to purchase our solutions; the timing of our current or prospective clients’ purchasing decisions; pressure for pricing discounts or extended payment terms; reductions in the amount or duration of clients’ subscription contracts; or increase client churn, all of which could adversely affect our future sales, operating results and overall financial performance. We have already implemented certain customer initiatives in response to the pandemic – for example, given that the economic consequences of the pandemic have been challenging for many of our customers and prospects, we have relaxed certain contractual billing terms for existing customers, provided incentives for new customers and are allowing customers to pause contractual services we provide and therefore defer contractual spending related to those services. If the pandemic has a continued and substantial impact on the ability of our clients to purchase our solutions, our results of operations and overall financial performance may be harmed.

In response to the pandemic, we have implemented a work from home policy, with the majority of our employees conducting their work outside of our physical offices. We currently intend to continue our work from home policy indefinitely, and we have taken steps to enable the majority of our employees to work from home permanently. All employees were provided or already possessed a company laptop and access to all necessary systems to perform their essential job functions. It is more difficult for us to manage and monitor our employees in remote settings and we have and may continue to expend more management time and incur more costs to do so. Employees working from home may also face additional distractions that negatively affect their performance. If our employees are not able to effectively work remotely on a permanent basis, this may negatively impact our business, financial condition and results of operations. Our long-term work from home policy could also increase our cyber-security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

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

Risks Related to Human Capital

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

As of December 31, 2020, approximately 439 employees, or 19%, of our employees and 41% of our salesforce, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slowdowns involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

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

We and our clients are subject to a variety of U.S. and international laws and regulations, including regulation by various federal government agencies, including the U.S. Federal Communication Commission (“FCC”) (telemarketing and text marketing), the U.S. Federal Trade Commission (“FTC”) (advertising laws, Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act compliance), U.S. Department of Health and Human Services (Health Insurance Portability and Accountability Act of 1996 (as amended and together with its implementing regulations, “HIPAA”) compliance, and state and local agencies. The Telephone Consumer Protection Act governs our ability to offer text marketing services to our clients and recorded calls. Increasingly, though inconsistently, both state and federal courts are finding obligations on businesses –even small ones– to make their websites and any videos posted online fully accessible to those with disabilities under both the ADA and various states’ laws, which impacts our website and video offerings. The United States and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information (“PII”) of individuals; and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security, or storage of PII or other data relating to individuals. In addition, most states and some foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving certain types of PII. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements, or our internal practices.

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

Further, the new administration elected in the 2020 U.S. presidential election may enact comprehensive tax reform or other regulatory changes, which may have an adverse impact to our effective tax rate or other aspects of our business.

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

Further, in some cases, industry-specific laws, regionally-specific, or product-specific laws, regulations, or interpretive positions may also apply directly to us as a service provider. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. For example, there are various statutes, regulations and rulings relevant to the direct email marketing and text-messaging industries, including the CAN-SPAM Act, Telephone Act Consumer Protection Act (“TCPA”) and related FCC orders. The TCPA and FCC rulings impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior express consent of the person being contacted has not been obtained or proof of such consent not properly maintained. We may in the future be subject to one or more lawsuits, containing allegations that one of our platforms or clients using our platform violated industry-specific regulations and any determination that we or our clients violated such regulations could expose us to significant damage awards that could, individually or in the aggregate, materially adversely affect our business.

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

Our business is dependent on our data processing systems and our data centers operated by third-party providers. We rely on these systems to process, on a daily and time sensitive basis, a large number of complicated transactions. We electronically receive, process, store and transmit data and PII about our clients and our employees, as well as our vendors and other business partners, including names, social security numbers, credit card numbers and financial account numbers. We keep this information confidential. However, our websites, networks, applications and technologies and other information systems have in the past, and will continue to be targeted for sabotage, disruption, or data misappropriation. The uninterrupted operation of our information systems and our ability to maintain the confidentiality of PII and other client and individual information that resides on our systems are critical to the successful operation of our business. While we have information security and business continuity programs, these plans may not be sufficient to ensure the uninterrupted operation of our systems or to prevent unauthorized access to the systems by unauthorized third parties. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. These concerns about information security increase with the mounting sophistication of social engineering. Our network security hardening may be bypassed by phishing and other social engineering techniques that seek to use end-user behaviors to distribute computer viruses and malware into our systems, which might disrupt our delivery of services and make them unavailable and might also result in the disclosure or misappropriation of PII or other confidential or sensitive information. In addition, a significant cyber-security breach could prevent or delay our ability to process payment transactions.

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

This environment demands that we continuously improve our design and coordination of security controls throughout the Company. Our board of directors (the “Board”), in coordination with the audit committee thereof, has primary responsibility for overseeing cyber-security risk management and the effectiveness of security controls. The audit committee of the Board receives quarterly reports identifying major risk area exposures, such as cyber-security. In the event that the audit committee identifies significant risk exposures, including with respect to cyber-security, it will present such exposure to the Board to assess our risk identification, risk management and mitigation strategies. Despite these efforts, it is possible that our security controls over data, training and other practices we follow may not prevent the improper disclosure of PII or other confidential information. Any issue of data privacy as it relates to unauthorized access to or loss of client and/or employee information could result in the potential loss of business, damage to our market reputation, litigation and regulatory investigation and penalties.

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

Our services present the potential for identity theft, embezzlement, or other similar illegal behavior by our employees and contractors with respect to third parties, which could damage our reputation, lead to legal liabilities and have a material adverse effect on our business, financial condition and results of operations.

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

In order to protect our trade names, including Thryv®, Thryv Leads®, Thryv CompleteSM, Thryv Your Business Smarter®, The Real Yellow Pages®, Yellowpages.com®, Dexknows.com® and Superpages.com®, from domain name infringement or to prevent others from using internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of intellectual property rights – we have had to defend against copyright violation claims on licensed images included in our print and internet directories and websites and patent infringement claims on various technologies and functionalities included in our digital products, services, and internet sites. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In response to the loss of important trademarks or other intellectual property rights, we may be required to spend significant resources to monitor and to protect these rights. Litigation brought to protect and to enforce our intellectual property rights could be costly, time-consuming and distracting to management, with no guarantee of success and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We also maintain a moderate patent portfolio, but do not currently pursue any strategy to protect the technology rights we own from use by others in the marketplace. Our failure to secure, to protect and to enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Some of our solutions utilize open source software and any failure to comply with the terms of one or more of these open source licenses could have a material adverse effect on our business, financial condition and results of operations.

Some of our solutions, such as Thryv Leads, and client consumer-facing websites and mobile applications, as well as our internal business solutions include software covered by open source licenses, such as GPL-type licenses. Although we provide what we deem to be compliant notices and attributions for the use of any Open Source code, the terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions or consumer-facing sites and applications. Our internal development policies and vendor contracts typically prohibit the use of Open Source licensed code that requires the release of the source code of our proprietary software, but any errors in application of our policies or standard contract language could potentially make our proprietary software available under open source licenses if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license of a particular type, we could be required to publicly release the affected portions of our source code, to re-engineer all or a portion of our technologies, or otherwise to be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could have a material adverse effect on our business, financial condition and results of operations.

Litigation and regulatory investigations aimed at us or resulting from our actions or the actions of our predecessors may result in significant financial losses and harm to our reputation.

We face risk of litigation, regulatory investigations and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to breaches of contractual obligations or tortious claims from clients or other third parties, fines, penalties, interest, or other damages as a result of erroneous transactions, breach of data privacy laws, or lawsuits and legal actions related to us or our predecessors. Any such action may include claims for substantial or unspecified compensatory damages, as well as civil, regulatory, or criminal proceedings against our directors, officers, or employees; and the probability and amount of liability, if any, may remain unknown for significant periods of time. We may be also subject to various regulatory inquiries, such as information requests and book and records examinations, from regulators and other authorities in the geographical markets in which we operate. A substantial liability arising from a lawsuit judgment or settlement or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers, or employees could have a material adverse effect on our business, financial condition and results or operations. Moreover, even if we ultimately prevail in or settle any litigation, regulatory action, or investigation, we could suffer significant harm to our reputation, which could materially affect our ability to attract new clients, to retain current clients and to recruit and to retain employees, which could have a material adverse effect on our business, financial condition and results of operations.

Various lawsuits and other claims typical for a business of our size and nature are pending against us, including disputes with taxing jurisdictions. See Part II - Item 8. Note 16, Contingent Liabilities for further detail.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, to provide a report by management on, among other things, the effectiveness of our internal control over financial reporting for the second fiscal year beginning after the date of our direct listing, October 1, 2020, and in each year thereafter. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2020, we had state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2022. Utilization of these net operating losses depends on many factors, including our future income, which cannot be assured. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

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

Operational Risks

Cost reduction efforts may be time-consuming and the associated savings may not be realized.

We have historically undertaken cost reduction programs, and we continue to evaluate our asset portfolio and may initiate further rationalization, depending on market conditions. The key components of our cost reduction program include reducing staff, restructuring our contracts and realizing savings in procurement and logistics. These cost reduction programs could result in our inability to continue to maintain a highly variable cost structure. The full benefits of these programs may be difficult to realize and any short term synergies and savings realized may not be sustainable in the long term. Losses of key personnel could adversely affect our business, financial condition and results of operations.

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

Aging software and hardware infrastructure may lead to increased costs and disruptions in operations that could adversely impact our financial results.

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

Our solutions are inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our Thryv platform and add-ons could result in:

•loss or delayed market acceptance and sales;
•breach of warranty or other contractual claims for damages incurred by clients;
•loss of clients;
•diversion of development and client service resources; and
•injury to our reputation;

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

Our results of operations may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter or annual period should not be relied upon as an indication of future performance. Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and as a result, may not fully reflect the underlying performance of our business. Fluctuations in results may negatively impact the value of our common stock. Factors that may cause fluctuations in our financial results include, without limitation:
•our ability to attract new clients;
•our ability to manage our declining Marketing Services revenue;
•the timing of recognition of revenues;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•network outages or security breaches;
•general economic, industry and market conditions; including as a result of war, incidents of terrorism, civil unrest, or responses to these events;
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

We have a substantial amount of debt and significant debt service obligations. As of December 31, 2020, we had access to
(i) our senior secured term loan facility (the “Senior Term Loan”) in the original amount of $825.0 million (of which $449.6 million remained outstanding as of December 31, 2020) and (ii) the senior secured asset-based revolving credit facility (the “ABL Facility” and, together with the Senior Term Loan, the “Senior Credit Facilities”) in an aggregate amount equal to (a) $225.0 million from January 31, 2019 through December 31, 2019, (b) $200.0 million from January 1, 2020 through June 30, 2020, (c) $175.0 million from July 1, 2020 through December 31, 2020, (d) $150.0 million from January 1, 2021 through June 30, 2021, (e) $125.0 million from July 1, 2021 through December 31, 2021 and (f) $100.0 million on and after January 1, 2022. The Senior Credit Facilities are secured by substantially all of the assets of our operating subsidiary Thryv, Inc., and guaranteed by the Company. The Senior Term Loan has a maturity date of December 31, 2023, and the ABL Facility has a maturity date on the earlier of December 31, 2023 or 91 days prior to the stated maturity date of the Senior Term Loan. As of December 31, 2020, we had $449.2 million principal amount outstanding (net of debt issuance costs of $0.4 million) under our Senior Term Loan and $79.2 million amount outstanding and $57.6 million available borrowing capacity under our ABL Facility.

Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that:

•increase our vulnerability to adverse changes in general economic and industry conditions and competitive pressures;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from pursuing business opportunities as they arise or from successfully carrying out plans to expand our business;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

Despite our substantial indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may incur substantial additional indebtedness in the future. Although the agreements governing our Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we can incur in compliance with these restrictions could be substantial. This could further exacerbate the risks associated with our substantial leverage.

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

The agreements governing our Senior Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These include covenants restricting, among other things, our (and our subsidiaries’) ability to:

•incur additional indebtedness;
•create, incur, assume or permit liens;
•consolidate, merge, liquidate, wind up or dissolve;
•make, purchase, hold or acquire investments, including acquisitions, loans and advances;
•pay dividends or make other distributions in respect of equity;
•make payments in respect of junior lien or subordinated debt;
•sell, transfer, lease, license or sublease or otherwise dispose of assets;
•enter into any sale and leaseback transactions;
•engage in transactions with affiliates;
•enter into any restrictive agreement;
•materially alter the business that we conduct;
•change our fiscal year for accounting and financial reporting purposes; and
•amend or otherwise change the terms of the documentation governing certain restricted debt.

In addition, our covenants require us to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from our creditors and/or amend the covenants.

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

LIBOR is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate for the determination of the interest rates for each of our Senior Credit Facilities. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform or discontinuation. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on November 30, 2020, the ICE Benchmark Administration Limited announced its plan to extend the date that LIBOR values would cease to be computed from December 31, 2021 to June 30, 2023. It is unclear whether or not new methods of calculating LIBOR will be established such that it continues to exist after 2023.

In the circumstance that LIBOR is discontinued, each of our Senior Credit Facilities contains alternative methodologies for computing interest rates. In the event that the administrative agent determines that LIBOR has been permanently discontinued, (i) the Senior Term Loan requires that the lenders having loans representing more than 50% of the total outstanding loans and the Company endeavor to establish an alternate interest rate and (ii) the ABL Facility requires that the administrative agent and the Company endeavor to establish an alternate interest rate (provided that the lenders having loans representing more than 50% of the total outstanding loans have a negative consent right), in each case giving due consideration to the then-prevailing market conventions for determining interest rates for a similar loan in the United States at such time. If no agreement can be reached with respect to an alternate rate, the interest rates for each of the Senior Credit Facilities will be determined at an alternate base rate for each of the Senior Credit Facilities. The alternate base rate, under the Senior Term Loan, is an amount equal to the greater of (A) a base rate determined by reference to the rate of interest per annum announced by The Wall Street Journal as its prime rate on such day, (B) the federal funds effective rate on such date plus 1/2 of 1.00%, (C) LIBOR with an interest period of one month commencing on such day plus 1.00% and (D) 2.00%, plus, the applicable margin. The alternate base rate, under the ABL Facility, is an amount equal to the greater of (A) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate”(and, if any such announced rate is below zero, then the rate determined pursuant to this clause (A) shall be deemed to be zero), (B) the federal funds effective rate on such date plus 1/2 of 1.00%, and (C) LIBOR with an interest period of one month commencing on such day plus 1.00.

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

Banking and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we currently can access the bank and capital markets, such markets may not continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws, or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, clients and other counterparties. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Changes in key assumptions could result in additional underfunded pension obligations, resulting in the need for additional plan funding by us and increased pension expenses.

We have material pension liabilities, some of which represent underfunded liabilities under our frozen pension plans. Changes in the interest rate environment, inflation, mortality rate assumptions or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding. Additionally, a material deterioration in the funded status of the plans could significantly increase our pension expenses, potentially impacting our cash flow and profitability in the future.

Risks Related to Ownership of Our Common Stock

The trading market of our shares of common stock may not continue to be active or liquid and the market price of our shares of common stock may be volatile.

Our common stock is listed and traded on the Nasdaq Capital Market (“Nasdaq”). Prior to listing on Nasdaq on October 1, 2020, there was no public market for our common stock. An active market for our common stock may not be sustained, which could depress the market price of our common stock and could affect the ability of our stockholders to sell our common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our common stock.

An inactive market may also impair our ability to raise capital by selling our common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our common stock as consideration.

In addition, we cannot predict the prices at which our shares of common stock may trade on Nasdaq, and the market price of our shares of common stock may fluctuate significantly in response to various factors, some of which are beyond our control.

Furthermore, because our direct listing process on Nasdaq was novel and differed significantly from an underwritten initial public offering, Nasdaq’s rules for ensuring compliance with its initial listing standards, such as those requiring a valuation or other compelling evidence of value, are untested.

In addition, because of our novel listing process, individual investors, retail or otherwise, may have greater influence in setting, the public prices of our common stock on Nasdaq. These factors could result in a public price of our common stock that is higher than investors (including institutional investors) are willing to pay, which could cause volatility in the trading price of our common stock. Further, if the public price of our common stock is above the level that investors determine is reasonable for our common stock, some investors may attempt to short our common stock, which would create additional downward pressure on the public price of our common stock. To the extent that there is a lack of consumer awareness among retail investors, such lack of consumer awareness could reduce the value of our common stock and cause volatility in the trading price of our common stock.

The public price of our common stock also could be subject to wide fluctuations in response to the risk factors described herein and others beyond our control, including:

•the number of shares of our common stock publicly owned and available for trading;
•overall performance of the equity markets and/or publicly-listed companies that offer marketing services and SaaS solutions;
•actual or anticipated fluctuations in our revenue or other operating metrics;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•any major change in our Board, management, or key personnel;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cyber-security in the U.S. or globally;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, civil unrest, or responses to these events; and
•sales or expected sales of our common stock by us and our officers, directors and principal stockholders, including Mudrick Capital.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our common stock as a result of the supply and demand forces described above. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

Future sales of common stock by our Registered Stockholders and other existing stockholders could cause our share price to decline.

Our common stock is listed and traded on Nasdaq. Prior to listing on Nasdaq on October 1, 2020, there had been no public market for our common stock and there had not been a sustained history of trading in our common stock in “over-the-counter” markets. Moreover, consistent with Regulation M and other federal securities laws applicable to our listing, we did not consult, and have not consulted, with our stockholders who hold shares registered pursuant to our Registration Statement on Form S-1 effective on October 1, 2020 (the “Registration Statement”) in connection with our direct listing (the “Registered Stockholders”) or other existing stockholders regarding their desire or plans to sell shares in the public market pursuant to the Registration Statement or discussed with potential investors their intentions to buy our common stock in the open market. While our common stock may currently be sold by the Registered Stockholders pursuant to the Registration Statement or by our other existing stockholders in accordance with Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, there can be no assurance that any Registered Stockholders or other existing stockholders will sell any of their shares of common stock and there may be, from time to time, a lack of supply of, or demand for, common stock on Nasdaq. Conversely, the Registered Stockholders and other existing stockholders may sell all of their shares of common stock, resulting in an oversupply of our common stock on Nasdaq. In the case of a lack of supply of our common stock, the trading price of our common stock may rise to an unsustainable level. Further, institutional investors may be discouraged from purchasing our common stock if they are unable to purchase a block of our common stock in the open market due to a potential unwillingness of our existing stockholders to sell a sufficient amount of common stock at the price offered by such institutional investors and the greater influence individual investors have in setting the trading price. If institutional investors are unable to purchase our common stock, the market for our common stock may be more volatile without the influence of long-term institutional investors holding significant amounts of our common stock. In the case of a lack of market demand for our common stock, the trading price of our common stock could decline significantly and rapidly. Furthermore, the decision by Mudrick Capital, who retains significant ownership of our common stock, to sell, or refrain from selling, shares of common stock from time to time, could impact the market supply and trading volumes of our common stock, thereby affecting market prices and creating additional volatility, which impact will increase if the percentage of shares sold by non-affiliated Registered Stockholders or other existing stockholders from time to time decreases. Therefore, an active, liquid and orderly trading market for our common stock may not be sustained, which could significantly depress the public price of our common stock and/or result in significant volatility, which could affect your ability to sell your shares of common stock.

We have outstanding warrants that are exercisable for our common stock. If these warrants are exercised, the number of shares eligible for resale in the public market would increase and result in potential price volatility and dilution to our stockholders.

As of December 31, 2020, we had outstanding warrants to purchase an aggregate of 5,810,364 shares of our common stock at an exercise price of $24.39 per share. The warrants may be exercised in whole or in part at any time prior to their expiration at 5:00 p.m., Pacific Time, on August 15, 2023. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Resales of substantial numbers of shares in the public market in close proximity to the day that our shares of common stock are initially listed on Nasdaq may increase price volatility which could adversely affect the price of our common stock.

Because of its significant ownership of our common stock, Mudrick Capital has substantial control over our business, and its interests may differ from our interests or those of our other stockholders.

As of December 31, 2020, Mudrick Capital beneficially owned and controlled common stock representing approximately 55.7% of the voting power of our outstanding common stock. As a result of this ownership or control of our voting securities, Mudrick Capital will have control over the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors. This may delay or prevent an acquisition or cause the public price of our common stock to decline. Mudrick Capital may have interests different from yours. Therefore, the concentration of voting power by Mudrick Capital may have an adverse effect on the price of our common stock.

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

As of December 31, 2020, we have 32,912,012 shares of common stock outstanding, the substantial majority of which is currently subject to resale limitations under Rule 144 under the Securities Act. These shares may be sold either pursuant to the Registration Statement or by our other existing stockholders under Rule 144 if such shares held by such other stockholders have been beneficially owned by non-affiliates for at least one year. Moreover, assuming the availability of certain public information about us, (i) non-affiliates who have beneficially owned our common stock for at least six months may rely on Rule 144 to sell their shares of common stock and (ii) our directors, executive officers and other affiliates who have beneficially owned our common stock for at least six months, including certain of the shares of common stock covered by the Registration Statement to the extent not sold thereunder, will be entitled to sell their shares of our common stock subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

None of our stockholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.

As of December 31, 2020, there were outstanding warrants to purchase an aggregate of 5,810,364 shares of our common stock at an exercise price of $24.39 per share. In addition, an aggregate of 4,278,160 options, 992,061 of which are exercisable, are outstanding as of December 31, 2020 pursuant to our 2016 Stock Incentive Plan and our 2020 Stock Incentive Plan. We filed a registration statement on Form S-8 under the Securities Act to register the shares reserved for issuance under our 2016 Stock Incentive Plan and our 2020 Stock Incentive Plan and, as a result, all shares of common stock acquired upon the exercise of such options are freely tradeable under the Securities Act, unless acquired by our affiliates.

We also may issue our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments, or otherwise, but we will not conduct any such issuance during any period in which this registration statement is effective. Any such issuance could result in substantial dilution to our existing stockholders and cause the public price of our common stock to decline.

Because we do not intend to pay cash dividends in the foreseeable future, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.

We have never declared nor paid cash dividends on our common stock. We do not intend in the foreseeable future to pay any dividends to holders of our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or to pay any dividends in the foreseeable future. Additionally, our ability to generate income and pay dividends is dependent on the ability of our subsidiaries to declare and pay dividends or lend funds to us. Future indebtedness of or jurisdictional requirements on our subsidiaries may prohibit the payment of dividends or the making or repayment of loans or advances to us. Consequently, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which investors have purchased their shares. However, the payment of future dividends will be at the discretion of our Board, subject to applicable law and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions that apply to the payment of dividends and other considerations that our Board deems relevant. As a consequence of these limitations and restrictions, we may not be able to make the payment of dividends on our common stock.

Risks Related to Governance and Ownership Structure

We incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we incur additional legal, accounting and other expenses that we were not required to incur in the past. Since our direct listing on October 1, 2020, we are now required to file with the SEC annual and quarterly information and other reports that are specified by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to other reporting and corporate governance requirements, including the requirements of Nasdaq and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose additional compliance obligations upon us. As a public company, we must, among other things:

•prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules;
•institute more comprehensive financial reporting and disclosure compliance functions;
•enhance our investor relations function; and
•involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These changes require a commitment of additional resources. The commitment of resources required for implementing them could have a material adverse effect on our business, financial condition and results of operations.

Becoming a public company has required a significant commitment of resources and management oversight that has increased and may continue to increase our costs and could place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. If we are unable to offset these costs through other savings, then it could have a material adverse effect on our business, financial condition and results of operations.

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

Because we qualify as a “controlled company” under the corporate governance rules for publicly-listed companies, we are not required to have a majority of our Board be independent under the applicable rules of Nasdaq, nor are we required to have a compensation committee or a nominating and corporate governance committee comprised entirely of independent directors. However, we did not avail ourselves of these exceptions at our listing, but may do so in the future so long as we qualify as a “controlled company.” Accordingly, should the interests of our principal stockholders, including Mudrick Capital, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

Among other things, these provisions:

•provide for a classified Board with staggered three-year terms;
•do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•delegate the sole power to fix the number of directors to a majority of the Board;
•provide the power of our Board to fill any vacancy on our Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•generally eliminate the ability of stockholders to call special meetings of stockholders and generally prohibit stockholder action to be taken by written consent; and
•establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Our second amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, any director or our officers or employees arising pursuant to any provision of the DGCL, our fourth amended and restated certificate of incorporation or our second amended and restated bylaws; or (iv) any action asserting a claim against us, any director or our officers or employees that are governed by the internal affairs doctrine. This exclusive forum provision does not apply to claims arising under the Securities

Act, the Exchange Act or other federal securities laws and rules and regulations promulgated thereunder for which there is exclusive federal or concurrent federal and state jurisdiction. The federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act, the Exchange Act or the rules and regulations promulgated thereunder, and investors cannot waive Thryv’s compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and to have consented to the provisions of our fourth amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that is contained in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

Forecasts of market growth may prove to be inaccurate and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, if at all.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and/or our business. Securities and industry analysts do not currently and may never, publish research on our company. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be adversely affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We have six facilities. They consist of a facility in Bristol, Tennessee, which we own, and five other properties that are leased. On June 23, 2020, we announced our plans to become a “Remote First” company, meaning that the majority of our workforce will continue to operate in a remote working environment indefinitely. As a result, we have closed certain office buildings, including most of the space at our corporate headquarters in Dallas. We will keep certain other office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in our data centers that are leased in Texas and Virginia.

We believe that our facilities are adequate to meet our needs for the immediate future.

Item 3.     Legal Proceedings

Information in response to this item is provided in “Part II - Item 8. Note 16, Contingent Liabilities” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.     Mine Safety Disclosures

None.

PART II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company completed a direct listing on October 1, 2020. The Company's Common Stock, par value $0.01 (the "Common Stock") trades on Nasdaq under the symbol "THRY". As of March 22, 2021 there were 60 stockholders of record of our Common Stock. Prior to the direct listing, there was no public trading market for our Common Stock.

Dividends

We have never declared nor paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or to pay any dividends on our Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board, subject to applicable law and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions that apply to the payment of dividends and other considerations that our Board deems relevant.

Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The following graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on NASDAQ through December 31, 2020 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Computer Index of the market close on October 1, 2020. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
$140.00
$120.00
$100.00
$80.00
10/01/20
12/31/20
Thryv Holdings, Inc.
NASDAQ Composite Index
NASDAQ Computer Index

Recent Sales of Unregistered Securities

Plan-Related Issuances

•From January 1, 2020 to September 30, 2020, we issued an aggregate of 22,309 shares of common stock to employees upon the exercise of options previously granted prior to the listing of our common stock on October 1, 2020 under the 2016 Stock Incentive Plan at an exercise price of $3.68 per share.
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

Other Issuances

•On August 25, 2020, we issued in a private placement 68,857 shares of common stock at a price of $10.17 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our stock incentive plans permit participants to exercise stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remit the remaining shares to the participant. During the year ended December 31, 2020, we withheld 112,469 shares to cover approximately $1.3 million of option exercise costs and income tax withholdings.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under any existing equity compensation plans, see Part III, Item 12. under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.     Reserved

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them.

We are one of the largest domestic providers of SaaS end-to-end customer experience tools and digital marketing solutions to SMBs. Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations.

We serve over 330,000 SMB clients through two business segments: Marketing Services and SaaS.

Our Marketing Services segment provides both print and digital solutions and generated $979.6 million, $1,292.8 million and $1,659.8 million of consolidated total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Our Marketing Services offerings include our owned and operated PYP, which carry the “The Real Yellow Pages” tagline, our proprietary IYP, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, SEM solutions and other digital media solutions, which include online display and social advertising, online presence, and video and SEO tools.

Our SaaS segment generated $129.8 million, $128.6 million and $124.6 million of consolidated total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Our primary SaaS offerings include Thryv, our flagship SMB end-to-end customer experience platform, and Thryv Leads, an automated lead generation service that integrates with our Thryv platform.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2020, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions. We have seen this trend accelerate following the outbreak of the COVID-19 pandemic from March 2020 onwards.
On October 1, 2020, the Company completed a direct listing of the Company’s common stock on the Nasdaq Capital Market, under the symbol “THRY”.
On March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (the “Sensis Acquisition”), Australia’s leading provider of marketing solutions serving SMBs. The Sensis Acquisition brings more than 100,000 existing Sensis clients under the Thryv banner, many of which are ideal candidates for the Thryv platform. See Note 18, Subsequent Events, to our audited consolidated financial statements included in this Annual Report, for more information.

Recent Developments - COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in place, have significantly disrupted the global economy, resulting in an adverse effect to the business operations of certain SMBs. However, many of our SMB clients operate service-based businesses that can easily operate remotely, or are designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the year ended December 31, 2020 was somewhat mitigated as many of our clients continue to operate during this pandemic.
In our Marketing Services segment, we began offering certain pandemic credit incentives to select clients, including free advertising or headings, and payment extensions of up to three months. Additionally, some clients elected to pause their online advertising programs, which resulted in a $7.5 million reduction in revenue for the year ended December 31, 2020. Marketing

Services segment revenue decreased by $313.2 million or 24.2% during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the continued trending decline in demand for print and digital services and increased competition. This trending decline in Marketing Services, which has experienced an annual decline in revenue in recent years, predated the COVID-19 pandemic. While the ongoing impact of the COVID-19 pandemic on our revenues depends upon the rate of continued spread of the virus as well as regulatory and private sector response, we expect Marketing Services revenues will continue to be impacted primarily by trends predating the COVID-19 pandemic.

In our SaaS segment, we have continued to experience an increase in demand as SMBs seek integrated technology solutions to facilitate virtual interactions with their customers in lieu of in person interactions. Because of this recent increase in demand, the number of new clients has increased by 2% during the three months ended December 31, 2020, compared to the three months ended December 31, 2019. We have seen continued strength in demand during this period from many of our key categories such as home services and professional services. Offsetting this growth is a decline in our legacy SaaS client base as a result of our continued focus on targeting higher spend, higher engaged clients in lieu of lower-spend, less engaged clients that tend to have a higher churn. Additionally, we began offering certain pandemic credit incentives to select clients, including free digital and SaaS services for two to four months, and payment extensions of up to three months.

We have taken steps to mitigate the overall potential impact of the COVID-19 pandemic on our operating results by enhancing the capabilities of our inside and outside sales force while also actively managing costs. We minimized business disruptions by quickly and proactively transitioning our sales and client support teams into a remote working environment and providing increased training, technical capabilities and resources to enable virtual interactions with our clients. Additionally, in March 2020, we began offering certain pandemic credit incentives to select clients. These pandemic credits resulted in a $17.5 million reduction in revenue for the year ended December 31, 2020. New requests for incentives have continued to decline in the second half of 2020 and the majority of clients who accepted incentives in the first half of 2020 started to resume contractual terms and pricing. However, due to a spike in COVID-19 cases during the three months ended December 31, 2020, we continued to offer pandemic credit incentives in 2021. Currently, we are continuously monitoring the business environment of our clients. We expect to provide further assistance to those clients in need through the first half of Spring 2021. Depending upon future development and spread of the virus, we expect the business environment to improve as more people are vaccinated and thus the need for assistance may diminish by the middle of the second quarter of 2021. With respect to managing our costs, steps we have taken include cuts in non-essential spending, reduction in force, suspension of merit raises, suspension of our employee 401(k) match program and decrease of other selected benefits. Merit raises and the employee 401(k) match program have been reinstated for 2021. We believe the majority of these other cost-saving measures to be temporary in nature. During the year ended December 31, 2020, we incurred total severance expense of $11.7 million. The severance expense includes employee termination charges of $5.0 million, recorded as a result of COVID-19. The economic downturn caused by COVID-19 resulted in an incremental amount of $2.1 million recorded to allowance for credit losses for the year ended December 31, 2020. In addition, we remain committed to our variable cost structure and to limiting our capital expenditures, which will allow the Company to continue operating with relatively low working capital needs.

On June 23, 2020, we announced our plans to become a “Remote First” company, meaning that the majority of our workforce will continue to operate in a remote working environment indefinitely. As a result, we have closed certain office buildings, including most of the space at our corporate headquarters in Dallas. We will keep certain office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in our data centers in Dallas and Virginia. The closures of our offices resulted in impairment charges totaling $24.9 million for the year ended December 31, 2020.

While the effects of the COVID-19 pandemic have impacted our financial results for the year ended December 31, 2020, the overall impact was somewhat mitigated by the nature of our client base (SMBs offering services related to home, health and wellness, automotive, etc. and certain SMBs designated as “essential” by state and local authorities), the terms of our print agreements (typically 14 to 15 months), and the gradual increase in demand for our Thryv platform. The increase in demand for our Thryv platform and our decision to target higher spend and higher- retention clients have also somewhat mitigated the impact of a reduced salesforce on the Company’s ability to generate revenues.

During early 2021, we have continued to see trends similar to those experienced during the year ended December 31, 2020, including an increase in demand for our SaaS solutions and a continuing trend of decline in our Marketing Services business. The challenges we face in the future relating to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus and regulatory and private sector response have on our current and prospective clients, including their ability and willingness to purchase our solutions, the timing of their purchasing decisions and the willingness of existing clients to renew subscriptions for our solutions. Although to date, the COVID-19 pandemic has not had a material impact on our operational performance, financial performance, or liquidity, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.

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
Investment in Growth
We intend to continue to invest in the growth of our SaaS segment. We have selectively utilized a portion of the cash generated from our Marketing Services segment to support initiatives in our evolving SaaS segment, which has represented an increasing percentage of total revenue since launch. The SaaS segment became profitable during 2019. We intend to continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also likely increase our operating expenses.
Ability to Grow Through Acquisition

Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States SMB market and plan to leverage strategic acquisitions to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. In August 2020, we launched our first international SaaS reseller pilot, a joint initiative with the leading yellow pages player in the Caribbean, and we also signed a SaaS multi-location franchise client, a home services company with operations in the U.S. and Canada. On March 1, 2021 we completed the Sensis Acquisition. See Note 18, Subsequent Events, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for additional information related to the acquisition of Sensis, Australia’s leading provider of marketing solutions serving SMBs. We believe that acquisitions of marketing services companies will expand our client base and provide additional opportunities to offer our SaaS solutions. Our success largely depends on our ability to identify and execute acquisition opportunities and our ability to establish relationships with new SMBs.
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

	As of December 31,
	2020	2019	2018
	(in thousands)
Clients
Marketing Services	318	387	467
SaaS	44	47	54
Total (1)	334	403	484

(1)Marketing Services clients plus SaaS clients are greater than Total clients since clients that purchase both Marketing Services and SaaS are considered only one client in the Total client count when the accounts are managed by the same business entity or individual.
Marketing Services clients decreased by 69 thousand, or 18% as of December 31, 2020 compared to December 31, 2019. Marketing Services clients decreased by 80 thousand, or 17%, as of December 31, 2019 compared to December 31, 2018. The decrease in Marketing Services clients for all periods was related to a secular decline in the print media industry. The decline in the digital portion of our Marketing Services business was due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS clients decreased by 3 thousand, or 6% as of December 31, 2020 compared to December 31, 2019. SaaS clients decreased by 7 thousand, or 13%, as of December 31, 2019 compared to December 31, 2018. The decrease in SaaS clients in each period was the result of an intentional strategic move by us to target higher spend, higher retention clients in lieu of lower-spend, higher churn clients. As part of this strategy, we discontinued sale of lower priced tiers of our Thryv platform, which led to higher monthly average revenue per unit (“ARPU”) for the year ended December 31, 2020. In making this strategic shift, our SaaS client count has decreased while SaaS ARPU has increased, and we expect this trend to continue into fiscal year 2021.
Total clients decreased by 69 thousand, or 17% as of December 31, 2020 compared to December 31, 2019. Total clients decreased by 81 thousand, or 17%, as of December 31, 2019 compared to December 31, 2018. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space.
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

	Years Ended December 31,
	2020	2019	2018
ARPU (Monthly)
Marketing Services	$222	$235	$250
SaaS	256	219	201
Total (1)	$244	$252	$262

(1)During the years ended December 31, 2019 and 2018, total monthly ARPU is higher than the individual monthly ARPUs for Marketing Services and SaaS due to clients that purchase both Marketing Services and SaaS solutions. During the year ended December 31, 2020, SaaS ARPU is higher than total monthly ARPU as we shift to selling to more higher spend SaaS-only clients.
Monthly ARPU for the Marketing Services segment decreased by $13 or 6% for the year ended December 31, 2020 compared to the year ended December 31, 2019, and decreased by $15 or 6% for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.
Monthly ARPU for the SaaS segment increased by $37 or 17% for the year ended December 31, 2020 compared to the year ended December 31, 2019, and increased by $18 or 9% for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in ARPU for these periods was largely driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, we introduced higher priced tiers of our Thryv platform to our clients in the second quarter of 2019, which raised our overall SaaS monthly ARPU.
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

	As of December 31,
	2020	2019	2018
	(in thousands)
Monthly Active Users - SaaS	28	23	23

Monthly active users increased by 5 thousand, or 22% during the year ended December 31, 2020 compared to the year ended December 31, 2019. Monthly active users remained flat for the year ended December 31, 2019 compared to the year ended December 31, 2018. The number of monthly active users increased period over period despite the decline in the total number of SaaS clients as we undertook efforts such as enhancing the sales process, client onboarding experience and lifecycle management in order to increase engagement among our SaaS clients. The increase was also driven by the focus by our sales team on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients as SMBs increased virtual interactions with their customers in lieu of in person interactions as a result of the COVID-19 pandemic.
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

Results of Operations

Consolidated Results of Operations - Years Ended December 31, 2020 and 2019
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Years Ended December 31,
	2020		2019
	(in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,109,435	100%	$1,421,374	100%
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	366,696	33.1%	476,355	33.5%
Sales and marketing	263,006	23.7%	352,740	24.8%
General and administrative	156,286	14.1%	174,286	12.3%
Depreciation and amortization	146,523	13.2%	206,270	14.5%
Impairment charges (i)	24,911	2.2%	5,670	0.4%
Total operating expenses	957,422	86.3%	1,215,321	85.5%

Operating income	152,013	13.7%	206,053	14.5%

Other income (expense):
Interest expense	(68,539)	6.2%	(92,951)	6.5%
Other components of net periodic pension cost	(42,236)	3.8%	(53,161)	3.7%
(Loss) on early extinguishment of debt	—	—%	(6,375)	0.4%
Income before benefit (provision) for income taxes	41,238	3.7%	53,566	3.8%
Benefit (provision) for income taxes	107,983	9.7%	(18,062)	1.3%
Net income	$149,221	13.5%	$35,504	2.5%
Other financial data:
Adjusted EBITDA	$371,839		$481,633

(i)Impairment charges, which was previously included as part of General and administrative expense, is presented as a separate line item for the years ended December 31, 2020 and 2019.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
Revenue
The following table summarizes revenues by business segment for the periods indicated:

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(in thousands)
Marketing Services	$979,611	$1,292,795	$(313,184)	(24.2)%
SaaS	129,824	128,579	1,245	1.0%
Total revenues	$1,109,435	$1,421,374	$(311,939)	(21.9)%
Total revenues decreased by $311.9 million, or 21.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in total revenues was driven by a decrease in Marketing Services revenue of $313.2 million, partially offset by an increase in SaaS revenue of $1.2 million.

Marketing Services Revenue
Marketing Services revenue decreased by $313.2 million, or 24.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Print revenue decreased by $162.6 million, or 26.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Secular decline in industry demand for print services resulted in a 20% decline in revenue compared to the year ended December 31, 2019, with the remaining decline primarily driven by publication timing differences caused by our print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, which typically range from 14 to 15 months. The titles published during the year ended December 31, 2020 are therefore different than the titles published during the year ended December 31, 2019. This should be considered when comparing period over period.

Digital services revenue decreased by $150.5 million, or 21.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. IYP and SEM revenues decreased by $123.2 million, or 21.6%, driven by a continued trending decline in the Company’s client base due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $27.3 million, or 23.7%, as we shifted from selling these services on a standalone basis to only offering them as inclusions or add-ons to our Thryv platform for new clients.
SaaS Revenue

SaaS revenue increased by $1.2 million, or 1.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was driven by increased demand for our Thryv platform as SMBs have increased their contact-less customer interactions and remote working capabilities due to the COVID-19 pandemic, and by our success in re-focusing our go-to-market and onboarding strategy targeting on higher spend and higher engaged clients. This is partially offset by a decline in our lower-spend and less engaged legacy SaaS clients that tend to have a higher churn and an increase in the provision for service credits due to COVID-19.
Operating Expenses

Cost of Services (Exclusive of Depreciation and Amortization)

Cost of services (exclusive of depreciation and amortization) decreased by $109.7 million, or 23.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in Cost of services (exclusive of depreciation and amortization) was primarily driven by declining revenue and strategic cost savings initiatives. Cost of services (exclusive of depreciation and amortization) as a percentage of revenue decreased to 33.1% for the year ended December 31, 2020 from 33.5% for the year ended December 31, 2019. This decline was largely the result of the Company’s continued efforts to reduce costs in order to maintain profitability, and the completion of restructuring and integration efforts associated with the acquisition of YP Holdings, Inc. (the “YP Acquisition”) on June 30, 2017 (the “Acquisition Date”) and reduced workforce due to the impacts of COVID-19. Specifically, we reduced printing, distribution and digital and fulfillment support costs by $63.4 million, contract services by $17.7 million, employee related costs by $14.2 million, and non-capitalized software and hardware purchases by $7.4 million.
Sales and Marketing

Sales and marketing expense decreased by $89.7 million, or 25.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Sales and marketing expense as a percentage of revenue decreased to 23.7% for the year ended December 31, 2020 from 24.8% for the year ended December 31, 2019. The decrease in Sales and marketing expense was primarily due to declining revenues and cost savings initiatives that were undertaken to mitigate the overall impact of the COVID-19 pandemic on our results of operations. Specifically, the decrease in Sales and marketing expense was due to lower employee related costs of $54.1 million and lower sales commissions of $14.8 million, primarily due to our reduction in workforce. Additionally, travel expenses decreased by $8.5 million, facility costs decreased by $4.0 million, and automobile allowance decreased by $3.1 million.

General and Administrative
General and administrative expense decreased by $18.0 million, or 10.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily driven by a decrease in stock-based compensation expense of $15.2 million. The Company recorded a stock-based compensation benefit of $3.1 million in general and administrative expense during the year ended December 31, 2020, compared to stock-based compensation expense of $12.1 million during the year ended December 31, 2019. Additionally, the Company recorded lower restructuring and integration expenses of $12.4 million, a decrease in contract services of $7.8 million, and lower facility costs of $3.3 million. These decreases were partially offset by an increase in direct listing and other transaction costs of $14.9 million and higher bad debt expense of $2.0 million.
General and administrative expense as a percentage of revenue increased to 14.1% for the year ended December 31, 2020 from 12.3% for the year ended December 31, 2019. This increase was primarily attributable to the decrease in total revenue and was also driven by the increase in direct listing and other transaction costs and higher severance expense.
Depreciation and Amortization
Depreciation and amortization expense decreased by $59.7 million, or 29.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.

The decrease in Depreciation and amortization resulted primarily from a decline of $50.7 million related to amortization of our intangible assets. The Company uses the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible asset is greater in the earlier years and then steadily declines over time based on expected future cash flows. Depreciation and amortization further decreased due to a decline in depreciation and amortization expense of $9.0 million primarily related to the Company's retirement of fixed assets and capitalized software.
Impairment Charges
Impairment charges increased by $19.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was due to the Company becoming a Remote First company and the closing of certain office buildings, including most of the space at its corporate headquarters in Dallas, Texas. Impairment charges recorded during the year ended December 31, 2019 were the result of consolidating operations at certain locations.
Other Income (Expense)
Interest Expense
Interest expense decreased by $24.4 million, or 26.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to lower indebtedness and lower LIBOR rates. The Company incurred interest expense from related parties of $17.0 million for the year ended December 31, 2020 as compared to $24.8 million for the year ended December 31, 2019.
Other Components of Net Periodic Pension Cost
Other components of net periodic pension cost decreased by $10.9 million, or 20.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to a decrease in interest expense of $8.2 million, a lower remeasurement loss of $1.8 million, and a higher expected return on assets of $1.0 million, partially offset by a higher settlement loss of $0.1 million.
Benefit (Provision) for Income Taxes

The Company recorded a benefit for income taxes of $108.0 million for the year ended December 31, 2020, compared to a (provision) for income taxes of $(18.1) million for the year ended December 31, 2019. The effective income tax rate was (261.0%) and 33.7% for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the effective tax rate differs from the 21.0% U.S. Federal statutory rate primarily due to a partial release of the valuation allowance, partial release of uncertain tax positions, and tax permanent differences. For the year ended December 31, 2019, the effective tax rate differs from the 21.0% U.S. Federal statutory rate primarily due to the changes in valuation allowance and tax permanent differences.

Adjusted EBITDA

Adjusted EBITDA decreased by $109.8 million, or 22.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in Adjusted EBITDA was primarily driven by the decrease in total revenue, which was partially offset by declining costs as we continue to focus on cost reductions.

Consolidated Results of Operations - Years Ended December 31, 2019 and 2018

	Years Ended December 31,
	2019		2018
	(in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,421,374	100%	$1,784,401	100%
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	476,355	33.5%	647,288	36.3%
Sales and marketing	352,740	24.8%	469,238	26.3%
General and administrative	174,286	12.3%	238,554	13.4%
Depreciation and amortization	206,270	14.5%	266,975	15.0%
Impairment charges (i)	5,670	0.4%	—	—%
Total operating expenses	1,215,321	85.5%	1,622,055	90.9%

Operating income	206,053	14.5%	162,346	9.1%

Other income (expense):
Interest expense	(92,951)	6.5%	(82,697)	4.6%
Other components of net periodic pension cost	(53,161)	3.7%	(516)	—%
(Loss) on early extinguishment of debt	(6,375)	0.4%	(18,375)	1.0%
Income before (provision) for income taxes	53,566	3.8%	60,758	3.4%
(Provision) for income taxes	(18,062)	1.3%	(8,487)	0.5%
Net income	$35,504	2.5%	$52,271	2.9%
Other financial data:
Adjusted EBITDA	$481,633		$557,705

(i)Impairment charges, which was previously included as part of General and administrative expense, is presented as a separate line item for the years ended December 31, 2019 and 2018.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018.

Revenue
The following table summarizes revenues by business segment for the periods indicated:

	Years Ended December 31,		Change
	2019	2018	Amount	%
	(in thousands)
Marketing Services	$1,292,795	$1,659,786	$(366,991)	(22.1)%
SaaS	128,579	124,615	3,964	3.2%
Total revenues	$1,421,374	$1,784,401	$(363,027)	(20.3)%

Total revenues decreased by $363.0 million, or 20.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in total revenues was driven by a decrease in Marketing Services revenue of $367.0 million, partially offset by an increase in SaaS revenue of $4.0 million.
Marketing Services Revenue
Marketing Services revenue decreased by $367.0 million, or 22.1%, for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Print revenue decreased by $192.9 million, or 24.1%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This was primarily driven by the decline in the overall industry demand for print services and as a result of publication timing differences caused by our print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, which typically range 14 to 15 months. The titles published during the year ended December 31, 2019 are therefore different than the titles published during the year ended December 31, 2018. This should be considered when comparing period over period.
Digital services revenue decreased by $174.1 million, or 20.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. IYP and SEM revenues decreased by $136.7 million, or 19.3%, driven by a continued trending decline in the Company’s client base due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $37.4 million, or 24.5%, as we shifted from selling these services on a standalone basis to only offering them as add-ons to our Thryv platform for new clients.
SaaS Revenue

SaaS revenue increased by $4.0 million, or 3.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in SaaS revenue was largely driven by the April 2018 launch of Thryv Leads.

Operating Expenses

Cost of Services (Exclusive of Depreciation and Amortization)
Cost of services (exclusive of depreciation and amortization) decreased by $170.9 million, or 26.4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in Cost of services (exclusive of depreciation and amortization) was primarily driven by declining revenue and strategic cost savings initiatives. Cost of services (exclusive of depreciation and amortization) as a percentage of revenue decreased to 33.5% for the year ended December 31, 2019 from 36.3% for the year ended December 31, 2018. This decline largely resulted from the Company’s continued efforts to reduce costs in order to maintain profitability and the completion of the YP restructuring and integration efforts in 2019. Specifically, we reduced printing, distribution and digital and fulfillment support costs by $117.0 million. Additionally, we reduced employee related costs by $22.2 million.
Sales and Marketing

Sales and marketing expense decreased by $116.5 million, or 24.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in Sales and marketing expense was primarily due to declining revenues and strategic cost savings initiatives. Sales and marketing expense as a percentage of revenue decreased to 24.8% for the year ended December 31, 2019 from 26.3% for the year ended December 31, 2018.

Specifically, the decline in sales and marketing expense was due to lower employee related costs of $53.5 million, lower advertising, sales promotion and other brand management costs of $31.5 million, and lower sales commissions of $21.0 million.

General and Administrative

General and administrative expense decreased by $64.3 million, or 26.9%, for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Restructuring and integration costs of $46.0 million for the year ended December 31, 2019 decreased by $41.3 million, or 47.3%, as compared to $87.3 million for the year ended December 31, 2018. In the year ended December 31, 2019, the Company continued its efforts to eliminate redundancies in the workforce, information technology, and facilities as part of its YP restructuring and integration efforts. As of December 31, 2019, the cumulative cost of these efforts amounted to $198.9 million. The Company completed its restructuring and integration efforts in 2019. As a result of the restructuring and integration costs, the Company generated significant cost savings, which were largely realized by December 31, 2019.

The decrease in General and administrative expense was further driven by a decrease of $19.1 million in stock-based compensation expense related to our liability-classified stock-based compensation awards, resulting from the Company’s tender offer (the “Tender Offer”) and a decrease in per share fair value. The Company completed the Tender Offer in May 2019, in which we settled approximately 2.3 million outstanding stock options. Additionally, the per share value of our stock decreased from $18.77 as of December 31, 2018 to $16.51 as of December 31, 2019

General and administrative expense as a percentage of revenue decreased to 12.3% for the year ended December 31, 2019 from 13.4% for the year ended December 31, 2018. This decline largely resulted from the Company’s continued focus on reducing costs to maintain profitability and YP restructuring and integration efforts.

Depreciation and Amortization

Depreciation and amortization expense decreased by $60.7 million, or 22.7%, for the year ended December 31, 2019 compared to the year ended December 31, 2018.

The decrease in Depreciation and amortization resulted primarily from a decline of $54.5 million related to amortization of our intangible assets. The Company uses the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible asset is greater in the earlier years and then steadily declines over time based on expected future cash flows. Depreciation and amortization further decreased due to a decline in depreciation expense of $6.2 million as we retired certain fixed assets and capitalized software.
Impairment Charges
Impairment charges increased by $5.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Impairment charges recorded during the year ended December 31, 2019 were the result of consolidating operations at certain locations. No impairment charges were recorded during the year ended December 31, 2018.

Other Income (Expense)

Interest Expense
Interest expense increased by $10.3 million, or 12.4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to higher indebtedness. The Company incurred interest expense from third parties of $68.2 million for the year ended December 31, 2019 as compared to $53.9 million for the year ended December 31, 2018. The Company incurred interest expense from related parties of $24.8 million for the year ended December 31, 2019 as compared to $28.8 million for the year ended December 31, 2018.

Other Components of Net Periodic Pension Cost
Other components of net periodic pension cost increased by $52.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to a mark to market pension remeasurement loss of $45.4 million, during the year ended December 31, 2019 compared to a pension remeasurement gain of $3.5 million during the year ended December 31, 2018. Other components of net periodic pension cost were also affected by an increase in interest expense of $1.2 million and lower expected return on assets of $1.7 million, offset by a settlement loss increase of $0.9 million.
(Loss) on Early Extinguishment of Debt

During the year ended December 31, 2019, the Company incurred a loss of $6.4 million on early extinguishment of debt upon funding of the second installment of the Senior Term Loan while during the year ended December 31, 2018, the Company incurred a loss on extinguishment of $18.4 million. See Note 11, Debt Obligations, to our audited consolidated financial statements for more information.

(Provision) Benefit for Income Taxes

(Provision) for income taxes of $18.1 million for the year ended December 31, 2019 increased by $9.6 million compared to the $8.5 million for the year ended December 31, 2018. The effective income tax rate was 33.7% and 14.0% for the years ended December 31, 2019 and 2018, respectively. The change in the effective rate was primarily driven by the change in valuation allowance due to the change in the realizability of deferred tax assets.

Adjusted EBITDA

Adjusted EBITDA decreased by $76.1 million, or 13.6%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in Adjusted EBITDA was primarily driven by the decrease in total revenue, which was partially offset by declining costs as we continue to focus on cost reductions.
Non-GAAP Financial Measures

We prepare our audited consolidated financial statements in accordance with accounting principles generally accepted in the United States. We also present Adjusted EBITDA, as defined below, as a non-GAAP financial measure in this Annual Report.
We use Adjusted EBITDA because management believes it provides useful information to investors in gaining an overall understanding of our current financial performance and provides consistency and comparability with past financial performance. Specifically, we believe Adjusted EBITDA provides useful information to management and investors by excluding certain non-operating items that we believe are not indicative of our core operating results. In addition, Adjusted EBITDA is used by management for budgeting and forecasting as well as measuring the Company’s performance. We believe Adjusted EBITDA provides investors with a financial measure that most closely aligns with our internal processes.
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income plus Interest expense, provision for income taxes, Depreciation and amortization expense, Loss on early extinguishment of debt, Restructuring and integration charges, Transaction costs, Stock-based compensation expense, Impairment charges and non-operating expenses, such as, Other components of net periodic pension cost, Non-cash (gain) loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to net income as a performance measure.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly titled non-GAAP measures used by other companies.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (in thousands):

	Years Ended December 31,
	2020	2019	2018
Reconciliation of Adjusted EBITDA
Net income	$149,221	$35,504	$52,271
Interest expense	68,539	92,951	82,697
(Benefit) provision for income taxes (1)	(107,983)	18,062	8,487
Depreciation and amortization expense	146,523	206,270	266,975
Loss on early extinguishment of debt	—	6,375	18,375
Restructuring and integration expenses (2)	28,459	40,290	87,307
Transaction costs (3)	20,999	6,081	—
Stock-based compensation (benefit) expense (4)	(2,895)	14,119	39,604
Other components of net periodic pension cost (5)	42,236	53,161	516
Non-cash loss (gain) from remeasurement of indemnification asset (6)	5,443	4,093	(9,518)
Impairment charges (7)	24,911	5,670	—
Other (8)	(3,614)	(943)	10,991
Adjusted EBITDA	$371,839	$481,633	$557,705
(1)Income tax benefit of $(108.0) million recorded during the year ended December 31, 2020, was primarily attributable to a partial release of the Company’s valuation allowance on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
(2)For the year ended December 31, 2020, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation. A portion of the severance benefits, amounting to $5.0 million, resulted from COVID-19. For further detail on severance benefits, see Note 9, Accrued Liabilities, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report. For the years ended December 31, 2019 and 2018, restructuring and integration charges include severance benefits, facility exit costs, system consolidation and integration costs, and professional consulting and advisory services costs related to the YP Acquisition. See Note 6, Restructuring and Integration Expenses, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report.
(3)Expenses related to the Company's direct listing and other transaction costs.
(4)The Company records stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. Prior to October 1, 2020, stock-based compensation expense includes the remeasurement of these awards at each period end. See Note 4, Fair Value Measurements, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(5)Other components of net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of other components of net periodic pension cost relates to the mark to market pension remeasurement. See Note 12, Pensions, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(6)In connection with the YP Acquisition, the seller provided the Company indemnity for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the Acquisition Date. The indemnity covers potential losses in excess of $8.0 million and is capped at an amount equal to the lesser of the uncertain tax position (“UTP”) liability or the current fair value of the 1,804,715 shares of the Company's common stock issued to the seller as part of the purchase consideration.
(7)Impairment charges of $24.9 million recorded during the year ended December 31, 2020 are primarily due to the Company closing certain office buildings as part of becoming a “Remote First” company, and consolidating operations at certain locations. Impairment charges of $5.7 million recorded during the year ended December 31, 2019, are due to consolidating operations at certain locations and are included in Restructuring and integration charges in the consolidated statements of operations.
(8)Other primarily includes expenses related to potential non-income based tax liabilities.

Liquidity and Capital Resources

The Company is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv Inc., who in turn generates cash flow from operations and has cash and cash equivalents on hand, funds provided under term loan facilities and funds available under the ABL Facility. The agreements governing our Senior Credit Facilities may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our Senior Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our ABL Facility will be sufficient to meet our liquidity requirements, such as working capital requirements for our operations, business development and investment activities, and payments for our debt obligations, for the following 12 months. Any projections of future earnings and cash flows are subject to substantial uncertainty. Our future success and capital adequacy will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to address our annual cash obligations and reduce our outstanding debt, all of which are subject to general economic, financial, competitive, and other factors beyond our control. As a result of COVID-19, many SMBs will continue to experience a reduction in revenues and cash flows and may not have the ability to pay amounts owed to us. We have increased our allowance for credit losses by $2.1 million based on expected future credit losses due to COVID-19. Although to date, the COVID-19 pandemic has not had a material impact on our operational performance, financial performance, or liquidity, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business. We continue to monitor our capital requirements to ensure our needs are in line with available capital resources.

In addition, our Board authorizes us to undertake share repurchases from time to time. The amount and timing of any share repurchases that we make will depend on a variety of factors, including available liquidity, cash flows, our capacity to make repurchases under our credit facility and market conditions.

Term Loan Agreement

On March 1, 2021, the Company entered into a new Term Loan Credit Agreement (the “Term Loan Agreement”), the proceeds of which were used, in part, to finance the Sensis Acquisition, pay off the existing term loan and to pay fees and expenses related to the Sensis acquisition and related financing.

The Term Loan Agreement established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter commencing June 30, 2021.

ABL Credit Agreement

On March 1, 2021, the Company entered into an agreement to amend the ABL Facility (“ABL Amendment”), dated as of June 30, 2017. The ABL Amendment was entered into in order to permit the term loan refinancing, the Sensis Acquisition and make certain other changes to the ABL Credit Agreement, including, among others:

•reduce the interest rate per annum to (i) 3.00% (for LIBOR loans) and (ii) 2.00% (for base rate loans);
•reduce the commitment fee on undrawn amounts under the ABL Facility to 0.375%;
•extend the maturity date of the ABL Facility to March 1, 2026;
•add the Australian subsidiaries acquired pursuant to the Sensis Acquisition as borrowers and guarantors, and establish an Australian borrowing base; and
•make certain other conforming changes consistent with the Term Loan Agreement.

Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Years Ended December 31,		$
	2020	2019	Change

Cash flows provided by (used in):
Operating activities	$232,772	$270,599	$(37,827)
Investing activities	(26,211)	(25,365)	(846)
Financing activities	(206,067)	(277,491)	71,424
Increase (Decrease) in Cash and cash equivalents	$494	$(32,257)	$32,751

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $37.8 million, or 14.0%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

The decrease in net cash provided by operating activities of $37.8 million was primarily due to the timing of accounts receivable collections, the timing of billing of unbilled receivables in accordance with the terms of our print agreements, and the timing of payments against accounts payable and taxes payable, in addition to the overall decline of our sales. The change in cash flows from operating activities was also affected by lower income tax payments of $13.3 million and lower interest payments of $8.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $0.8 million, or 3.3%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

The increase in net cash used in investing activities of $0.8 million was primarily due to an increase of $1.7 million in capitalized expenditures, partially offset by an increase of $0.7 million in proceeds from the sales of buildings and other fixed assets.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $71.4 million, or 25.7%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The change in cash flow from financing activities relates to the repurchase of common stock and the timing of proceeds and payments on the Senior Term Loan and ABL Facility.

The decrease in net cash used in financing activities of $71.4 million was primarily driven by a $54.6 million decrease in payments on the Senior Term Loan resulting from a decrease in the Company’s Excess Cash Flow requirements, which dictates the Senior Term Loan payment amounts. The decrease in net cash used in financing activities was further driven by the net cash used of $19.3 million as a result of the Tender Offer that was completed on May 1, 2019, in which the Company repurchased $437.9 million of common stock, financed primarily with proceeds from the Senior Term Loan of $418.6 million. Additionally, the decrease in net cash used in financing activities was driven by lower payments, net of proceeds on the ABL facility of $15.8 million. Finally, other financing activities, primarily associated with cash received from the exercise of stock options, resulted in a decrease in net cash used in financing activities of $12.3 million. These decreases were partially offset by cash used of $30.6 million to repurchase shares of our outstanding common stock during the year ended December 31, 2020.

	Years Ended December 31,		$
	2019	2018	Change
	(in thousands)
Cash flows provided by (used in):
Operating activities	$270,599	$347,061	$(76,462)
Investing activities	(25,365)	(28,662)	3,297
Financing activities	(277,491)	(286,268)	8,777
(Decrease) in Cash and cash equivalents	$(32,257)	$32,131	$(64,388)

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $76.5 million, or 22.0%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The decrease in net cash provided by operating activities of $76.5 million was primarily due to a decrease in net income combined with the settlement of the stock option liability of $33.9 million. The change in cash flows from operating activities was also affected by lower income tax payments of $5.9 million, the timing of accounts receivable collections and the timing of payments against accounts payable, accrued expenses, and other current liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $3.3 million, or 11.5% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The decrease in net cash used in investing activities of $3.3 million was due to a decrease of $1.4 million in purchases of fixed assets and capitalized software, a decrease of $1.1 million in net cash outflow related to acquisition activity and a decrease of $0.8 million in proceeds received from the sale of fixed assets.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $8.8 million, or 3.1%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The change in cash flow from financing activities relates to the repurchase of common stock and the timing of proceeds and payments on the Senior Term Loan and ABL Facility.

During the year ended December 31, 2019, our net cash used in financing activities of $277.5 million was primarily driven by the repurchase of common stock in the amount of $438.0 million. Additionally, during 2019, the Company received proceeds of $1,142.7 million and made payments of $1,184.3 million on the ABL Facility.

Cash flows from financing activities also included proceeds of $418.6 million (net of debt issuance costs of $6.4 million) from the Senior Term Loan, offset by payments of $215.0 million on the Senior Term Loan.

Debt
On July 29, 2016, upon emerging from our pre-packaged bankruptcy, we entered into a term facility (the “Original Term Facility”) with certain owners of the Company’s common stock with initial borrowings of $600.0 million and a maturity date of July 29, 2021. On June 30, 2017, an additional $550.0 million was borrowed under the Original Term Facility to finance the YP Acquisition. Of the $550.0 million, 49.4% was held by related parties who are equity holders of the Company, including Mudrick Capital Management, LP; Paulson & Co Inc; and GoldenTree Asset Management, LP, who each held 16.9%, 16.4% and 16.1% of the debt, respectively.
On December 31, 2018, we entered into the Term Loan Agreement pursuant to which the lenders party thereto agreed to provide the Senior Term Loan. The Senior Term Loan was borrowed by Thryv, Inc., the Company’s operating subsidiary and is secured by substantially all of the assets of Thryv, Inc. and is guaranteed by the Company in an initial aggregate principal amount not to exceed $825.0 million. The Senior Term Loan was funded in two installments. The first installment of $400.0 million was funded on December 31, 2018 and the second installment of $425.0 million on January 31, 2019, resulting in debt extinguishment losses of $18.4 million and $6.4 million for the years ended December 31, 2018 and December 31, 2019, respectively.
On December 15, 2016, the Company entered into an asset-based line of credit agreement (the “Original ABL Facility”), which was amended on April 21, 2017 and was utilized to finance ongoing general corporate and working capital needs. On June 30, 2017, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) which increased the Maximum Revolver Amount (“MRA”) to (i) $350.0 million from June 30, 2017 through December 31, 2017, (ii) $325.0 million from January 1, 2018 through June 30, 2018, (iii) $300.0 million July 1, 2018 through December 31, 2018, (iv) $275.0 million from January 1, 2019 through June 30, 2019, (v) $250.0 million from July 1, 2019 through December 31, 2019, (vi) $225.0 million from January 1, 2020 through June 30, 2020 and (vii) $200.0 million after July 1, 2020.
On January 31, 2019, we entered into a subsequent amendment to the Amended and Restated Credit Agreement to extend the maturity date of the ABL Facility to December 31, 2023, and to increase the MRA to (i) $225.0 million from January 31, 2019 through December 31, 2019, (ii) $200.0 million from January 1, 2020 through June 30, 2020, (iii) $175.0 million from July 1, 2020 through December 31, 2020, (iv) $150.0 million from January 31, 2021 through June 30, 2021, (v) $125.0 million from July 1, 2021 through December 31, 2021 and (vi) $100.0 million after January 1, 2022. The existing unamortized debt issuance costs and the $0.7 million of fees and third-party costs associated with the amendment of the Amended and Restated Credit Agreement that were incurred in the year ended December 31, 2019 were deferred and will be amortized over the term of the Amended and Restated Credit Agreement.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Amended and Restated Credit Agreement, payments of the Senior Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Amended and Restated Credit Agreement). We are in compliance with all covenants under the Senior Term Loan and ABL Facility as of December 31, 2020. We had total recorded debt outstanding of $528.4 million as of December 31, 2020, which was comprised of amounts outstanding under our Senior Term Loan of $449.2 million and ABL Facility of $79.2 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.
Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Senior Term Loan(1)	$449,165	$—	$449,165	$—	$—
ABL Facility(2)	79,238	—	79,238	—	—
Interest payments(3)	148,259	49,503	98,756	—	—
Operating leases(4)	32,091	3,086	15,155	13,850	—
Other leaseback obligations(5)	862	740	122	—	—
Purchase commitments(6)	7,488	7,488	—	—	—
Unrecognized tax benefits(7)	32,597	32,597	—	—	—
Total contractual obligations	$749,700	$93,414	$642,436	$13,850	$—
____________________________________
(1)During the year ended December 31, 2020, the Company repaid $160.4 million on the Senior Term Loan.
(2)During the year ended December 31, 2020, the Company made payments, net of proceeds, of $25.7 million on the ABL Facility.
(3)Represents the estimated interest payments associated with the amounts outstanding on our Senior Term Loan and ABL Facility as of December 31, 2020, assuming current interest rates and the amount of debt outstanding in the periods indicated in the table above. See Note 11, Debt Obligations in the notes to our audited consolidated financial statements, included elsewhere in this Annual Report.
(4)Represents the undiscounted future minimum lease payments under non-cancelable operating leases.

(5)Represents future minimum lease principal payments under leaseback obligations related to a failed sale-leaseback liability associated with property in Tucker, Georgia. These payments exclude future interest payments of $5.6 million in 2021 and $4.2 million in 2022.
(6)Represents future purchase commitments from third-party service providers. Reasonable estimates of the period of cash outflows related to purchase commitments beyond one year cannot be made.
(7)In connection with the YP Acquisition, the Company recorded a UTP liability relating to certain federal and state tax positions regarding credits, deductions, and other apportionment items associated with income tax returns filed by the seller prior to the Acquisition Date. The seller provided the Company indemnity for future potential losses in excess of $8.0 million. The indemnity is capped at an amount equal to the lesser of the UTP liability or the current fair value of shares of the Company’s stock issued to the seller as part of purchase consideration. The seller may elect to pay such amounts in cash and/or shares. The recorded value of the UTP liability, including interest and penalties, and the related indemnification asset were $32.6 million and $24.3 million, respectively, at December 31, 2020. See Note 16, Contingent Liabilities, in the notes to our audited consolidated financial statements, included elsewhere in this Annual Report. Additionally, for approximately $1.9 million of our unrecognized tax benefits, we are unable to reasonably estimate the timing of the cash outflow due to uncertainties in the timing of the effective settlement of tax positions.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenues, results of operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are made based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill and intangible assets, capitalized software and development, net pension obligation, income taxes, including net valuation allowance, and stock-based compensation expense have the greatest potential impact on our audited consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for further information on these and our other significant accounting policies and estimates as well as our disclosures on recent accounting pronouncements. Our most critical accounting policies are summarized below.

Revenue Recognition

We recognize revenue based on the revenue recognition standard, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The Company determines the amount of revenue to be recognized through application of the five-step model as described in Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report.

We derive revenue from our two business segments Marketing Services and SaaS. The Company has determined that each of its services is distinct and represents a separate performance obligation because the SMB can benefit from each service on its own or together with other resources that are readily available to the SMB, and services are separately identifiable from other promises in the contract. Revenue for all services is recognized when control transfers to the SMB. For print solutions, control transfers upon delivery of the published directories. Control over SaaS and digital services within Marketing Services transfers to the SMB evenly over the service period.

The transaction price of a contract consists of fixed and variable consideration components pursuant to the applicable contractual terms and may involve the use of estimates. These judgments involve consideration of historical and expected experience with the customer and other similar customers. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Standalone selling price is the price at which the Company would sell a promised service separately to a client. Judgment is required to determine the standalone selling price for each distinct performance obligation. Often, the Company does not have sufficient standalone sales information, as contracts with customers generally include multiple performance obligations. When standalone sales information is not available, the Company estimates the standalone selling price using information that may include market conditions, entity-specific factors such as pricing and discounting strategies, and other inputs.

The Company has determined that sales commissions are incremental and recoverable costs of obtaining a contract. However, commissions related to renewal contracts are not commensurate with costs incurred to obtain an initial contract. Therefore, commissions incurred to obtain a new contract are capitalized and recognized over the benefit period, which is determined to be two years based on expected contract renewals, the Company’s technology development life-cycle, and other factors. Renewal commissions are expensed as incurred under practical expedient available under ASC 606.

Direct costs associated with fulfilling a print directory contract with a SMB include costs related to printing and distribution. Directly attributable costs incurred to fulfill print solutions are capitalized as incurred and then expensed at the time of delivery, in line with the recognition of revenue. Costs to fulfill SaaS and digital contracts with SMBs are expensed as incurred.

Business Combinations, Goodwill and Intangible Assets

Business Combinations

We have completed several acquisitions of other businesses in the past, the most significant being the YP Acquisition on June 30, 2017, and we may acquire additional businesses in the future. In an acquisition, we first review if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If such concentration exists, the transaction is considered an asset acquisition rather than a business combination.

The results of businesses acquired in a business combination are included in our audited consolidated financial statements from the date of acquisition. We allocate the purchase price, which is the sum of the consideration paid and may consist of cash, equity, or a combination of the two, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and assumed liabilities requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, and discount rates.

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in determining the fair value of tangible and identifiable intangible assets such as client relationships, trademarks, and any other significant assets or liabilities. During the measurement period, of up to one year after the acquisition date, we may adjust the values attributed to the assets acquired and assumed liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date.

Our purchase price allocation methodology contains uncertainties because it requires assumptions and management’s judgment to estimate the fair value of assets acquired and assumed liabilities at the acquisition date. Key judgments used to estimate the fair value of intangible assets include projected revenue growth and operating margins, discount rates, client attrition rates, as well as the estimated economic life of intangible assets. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets, and widely accepted valuation techniques, including discounted cash flows. Our estimates are inherently uncertain and subject to refinement. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is tested annually for impairment as of October 1st and at any time upon the occurrence of certain triggering events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing a qualitative impairment assessment requires an examination of relevant events and circumstances that could have a negative impact on the carrying value of our Company, such as macroeconomic conditions, industry and market conditions, earnings and cash flows, overall financial performance, and other relevant entity-specific events. The estimates of the fair value of the Company’s reporting units are primarily determined using an income approach based on discounted cash flows. The discounted cash flow methodology requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, current and anticipated economic conditions and trends, the estimation of the long-term growth rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in the estimates and assumptions incorporated in our impairment assessment could materially affect the determination of fair value and the associated impairment charge.

As of December 31, 2020, goodwill was $609.5 million, of which $283.5 million was generated from the YP Acquisition on June 30, 2017. For additional information related to goodwill, see Note 5, Goodwill and Intangible Assets to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report.

No impairment charge was recorded in the Company’s consolidated statements of operations during the years ended December 31, 2020, 2019 and 2018.

Intangible Assets

All of the Company’s intangible assets are classified as definite-lived intangible assets. The Company’s intangible assets are amortized over their useful lives using the income forecast method and reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The recoverability analysis includes estimates of future cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the definite-lived intangible asset. The Company’s estimates of future cash flows attributable to long-lived assets require significant judgment based on its historical and anticipated results and are subject to assumptions.

An impairment loss is measured as the amount by which the carrying amount of the definite-lived intangible asset exceeds its fair value.

For additional information related to goodwill and intangible assets, see Note 5, Goodwill and Intangible Assets, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report. for more information.

Capitalized Software and Development

Costs associated with internal use software are capitalized during the application development stage, if they have a useful life in excess of one year. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent they allow the software to perform a task it previously did not perform. Capitalized software is reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of an asset may not be recoverable. A key estimate included within the capitalized software balance includes the determination of the useful life.

Net Pension Obligation

The Company maintains pension obligations associated with non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.

Although the plans are frozen, the Company continues to incur interest cost as well as gains or losses associated with changes in fair value of plan assets, all of which are referred to as net periodic pension cost. In determining the net pension obligations at each reporting period, management makes certain actuarial assumptions, including discount rates and mortality rates. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected pension obligations, funding requirement, and net periodic pension cost. The Company immediately recognizes actuarial gains and losses in its operating results in the year in which the gains and losses occur.

Income Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weight of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character, for example, ordinary income or capital gain within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for UTPs that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from UTPs are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Stock-Based Compensation

The Company established a stock-based compensation plan which allows for incentive awards to be granted to designated eligible employees, non-management directors, consultants, and independent contractors providing services to the Company. The Stock Incentive Plan permitted grants of cash-settled stock options. Prior to October 1, 2020, these awards were classified as liabilities due to our intent to net cash settle upon exercise. Accordingly, the fair value of these awards is initially measured at the grant date and is remeasured each subsequent reporting date, until the award is settled or forfeited, with remeasurement (gains)/losses recognized in Cost of services, Sales and Marketing and General and administrative expenses, in accordance with the awards’ vesting schedule. As a result of completing the direct listing on October 1, 2020, the Company no longer intends to cash settle these stock options upon exercise. Based on the Company’s intention to equity settle upon exercise, these stock options are classified as equity awards as of December 31, 2020. Accordingly, the fair value is measured at the date of the grant and recognized over the requisite service period (generally three to four years).

Determining the fair value of stock-based compensation awards requires the use of judgment. We use the Black-Scholes option-pricing model to determine the fair value of our stock options. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including the fair value of common stock and its volatility, the expected life of the option, and the risk-free interest rate for a period that approximates the expected life of the option. The Company historically has been a private company and lacks company-specific historical and implied volatility information for its common stock. Therefore, it estimates its expected volatility based on the debt leveraged historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. Following the closing of our direct listing, the fair value per share of our common stock for purposes of determining stock-based compensation is the last available closing price of our common stock as reported on or before the applicable grant date.

The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. If any of the assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation expense for future awards may differ compared with the awards granted previously.

Common Stock Fair Value

The common stock fair value is one of the significant valuation inputs of the indemnification asset and stock-based compensation awards.

As of and Subsequent to September 30, 2020

Due to the Company's direct listing on October 1, 2020. As of September 30, 2020, the fair value of the Company’s common stock is based on the THRY Nasdaq per share price.

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

Other factors taken into consideration in assessing the fair value of the Company’s common stock prior to September 30, 2020 included but were not limited to: industry information such as market growth and volume and macro-economic events; and additional objective and subjective factors relating to its business.
Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018, included in Part II, Item 8 in this Annual Report, for a discussion of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2020, we had total recorded debt outstanding of $528.4 million, which was comprised of amounts outstanding under our Senior Term Loan of $449.2 million and ABL Facility of $79.2 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $5.3 million annually, based on the debt outstanding as of December 31, 2020.

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

Item 8.         Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Thryv Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thryv Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation Allowance
Description of the Matter
As more fully described in Note 15 to the consolidated financial statements, the Company’s deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In the fourth quarter of 2020, the Company recorded a net valuation allowance release of $106 million based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of December 31, 2020, the Company had gross deferred tax assets related to deductible temporary differences and carryforwards of $185 million, and gross deferred tax liabilities of $68 million, resulting in net deferred tax assets of $117 million, and a $24 million valuation allowance related to certain indefinite lived deferred tax assets and certain state net operating loss carried forwards. Based upon the level of historical earnings and future projections over the period in which the net deferred assets are deductible, at this time, management believes it is more likely than not that the Company will realize the remaining $93 million of the tax benefits of these deductible differences.

Auditing management’s assessment of the realizability of its deferred tax assets (including the recognition, measurement, and disclosure of deferred tax assets) was subjective because the assessment process is complex, involves significant judgment and includes assumptions about the Company’s ability to generate sufficient taxable income in future periods to realize these benefits. The Company’s ability to generate taxable income may be impacted by various economic and industry conditions.

How We Addressed the Matter in Our Audit
We tested management’s assessment of the realizability of deferred tax assets, including future taxable income exclusive of reversing temporary differences and carryforwards. Audit procedures performed included, among others, evaluating the assumptions used by the Company to determine the projections of future taxable income and testing the completeness and accuracy of the underlying data used in its projections. For example, we tested the Company’s scheduling of the reversal of existing temporary taxable differences and compared the projections of future taxable income with the actual results of prior periods as well as management’s consideration of current industry and economic trends. In addition, we also assessed the historical accuracy of management’s projections and reconciled the projections of future taxable income with other forecasted consolidated financial information prepared by the Company.

Pension Obligations
Description of the Matter
As of December 31, 2020, the Company’s non-contributory defined benefit pension obligation was $636 million and exceeded the fair value of pension plan assets of $444 million, resulting in a net pension obligation of $192 million. As discussed in Note 12 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets annually or upon a remeasurement date to reflect the actual rate of return on plan assets and updated actuarial assumptions. The Company immediately recognizes actuarial gains and losses in its operating results in the year in which the gains and losses occur. The remaining components of pension cost are recorded ratably throughout the year.

Auditing the pension obligation was complex due to the judgmental nature of certain actuarial assumptions used in the measurement process, including discount rates and mortality rates. These assumptions have a significant effect on the measurement of the pension obligation.

How We Addressed the Matter in Our Audit
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the significant actuarial assumptions applied, including discount rates and mortality rates, and the underlying data used in the measurement process. We compared the actuarial assumptions used by management to historical accounting practices and evaluated the change in the defined benefit pension obligation from the prior year resulting from the change in interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved our actuarial specialists to assist with our procedures including, among others, evaluating management’s assumptions used for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected cash flows used in the current year measurement of the pension obligation to those in the prior year and compared the current year benefits paid to the prior year projected payments. To evaluate the mortality rates, we assessed whether the information was consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
March 25, 2021

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue	$1,109,435	$1,421,374	$1,784,401
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	366,696	476,355	647,288
Sales and marketing	263,006	352,740	469,238
General and administrative	156,286	174,286	238,554
Depreciation and amortization	146,523	206,270	266,975
Impairment charges	24,911	5,670	—
Total operating expenses	957,422	1,215,321	1,622,055

Operating income	152,013	206,053	162,346
Other income (expense):
Interest expense	(51,537)	(68,181)	(53,851)
Interest expense, related party	(17,002)	(24,770)	(28,846)
Other components of net periodic pension cost	(42,236)	(53,161)	(516)
Loss on early extinguishment of debt	—	(6,375)	(18,375)
Income before benefit (provision) for income taxes	41,238	53,566	60,758
Benefit (provision) for income taxes	107,983	(18,062)	(8,487)
Net income	$149,221	$35,504	$52,271

Net income per common share:
Basic	$4.73	$0.87	$0.91
Diluted	$4.42	$0.82	$0.88
Weighted-average shares used in computing basic and diluted net income per common share:
Basic	31,522,845	40,845,128	57,331,622
Diluted	33,795,594	43,465,998	59,631,195

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$2,406	$1,912
Accounts receivable, net of allowance of $33,030 and $26,828	296,570	369,690
Contract assets, net of allowance of $338 and $0	10,975	11,682
Taxes receivable	9,229	37,460
Prepaid expenses and other current assets	26,172	28,036
Indemnification asset	24,346	29,789
Total current assets	369,698	478,569
Fixed assets and capitalized software, net	89,044	101,512
Goodwill	609,457	609,457
Intangible assets, net	31,777	147,480
Deferred tax assets	93,099	—
Other assets	21,902	51,274
Total assets	$1,214,977	$1,388,292

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,927	$16,067
Accrued liabilities	139,613	140,261
Current portion of unrecognized tax benefits	30,022	53,111
Contract liabilities	18,942	24,679
Other current liabilities	9,896	23,323
Total current liabilities	207,400	257,441
Senior Term Loan, net of debt issuance costs of $445 and $593	335,683	420,036
Senior Term Loan, related party	113,482	189,371
ABL Facility	79,238	104,985
Leaseback obligations	54,798	55,537
Pension obligations, net	190,827	193,533
Deferred tax liabilities	508	54,738
Other liabilities	36,266	85,391
Total long-term liabilities	810,802	1,103,591
Commitments and contingencies (see Note 16)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 59,590,422, shares issued and 32,912,012 shares outstanding as of December 31, 2020; and 57,443,282 shares issued and 33,490,526 shares outstanding as of December 31, 2019	596	574
Additional paid-in capital	1,059,624	1,008,701
Treasury stock - 26,678,410 shares as of December 31, 2020 and 23,952,756 shares as of December 31, 2019	(468,613)	(437,962)
Accumulated deficit	(394,832)	(544,053)
Total stockholders' equity	196,775	27,260
Total liabilities and stockholders' equity	$1,214,977	$1,388,292

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2017	57,331,622	$573	$1,006,822	—	$—	$(793,839)	$213,556
Cumulative effect of adoption of new revenue recognition standard	—	—	—	—	—	162,513	162,513
Net income	—	—	—	—	—	52,271	52,271
Balance as of December 31, 2018	57,331,622	$573	$1,006,822	—	$—	$(579,055)	$428,340
Purchase of treasury stock	—	—	—	(23,952,756)	(437,962)	—	(437,962)
Exercise of stock options	111,660	1	1,879	—	—	—	1,880
Cumulative effect of adoption of new lease standard	—	—	—	—	—	(502)	(502)
Net income	—	—	—	—	—	35,504	35,504
Balance as of December 31, 2019	57,443,282	$574	$1,008,701	(23,952,756)	$(437,962)	$(544,053)	$27,260
Purchase of treasury stock	—	—	—	(2,682,042)	(30,626)	—	(30,626)
Exercise of stock options	2,147,140	22	14,075	(112,469)	(1,282)	—	12,815
Reclass of stock options from liability to equity classification	—	—	37,661	—	—	—	37,661
Private placement	—	—	(813)	68,857	1,257	—	444
Net income	—	—	—	—	—	149,221	149,221
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$(394,832)	$196,775

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$149,221	$35,504	$52,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,523	206,270	266,975
Amortization of debt issuance costs	1,068	1,123	1,576
Deferred income taxes	(147,329)	(25,118)	(22,745)
Provision for credit losses	32,077	30,092	24,214
Provision for service credits	32,550	25,467	31,491
Stock-based compensation (benefit) expense	(2,895)	14,119	39,604
Other components of net periodic pension cost	42,236	53,161	516
Loss on early extinguishment of debt	—	6,375	18,375
Loss on disposal/write-off of fixed assets and capitalized software	3,544	5,942	11,464
Impairment charges	24,911	5,670	—
Non-cash loss (gain) from remeasurement of indemnification asset	5,443	4,093	(9,518)
Changes in working capital items, excluding acquisitions:
Accounts receivable	41,382	16,457	14,456
Contract assets	369	1,515	(4,834)
Prepaid and other assets	472	5,676	(3,019)
Accounts payable and accrued liabilities	(100,708)	(69,244)	(72,112)
Accrued income taxes, net	14,547	4,376	(12,797)
Operating lease liability	(4,006)	(10,587)	—
Contract liabilities	(5,737)	(6,391)	11,144
Settlement of stock option liability	(896)	(33,901)	—
Net cash provided by operating activities	232,772	270,599	347,061

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(27,757)	(26,065)	(27,429)
Proceeds from the sale of building and fixed assets	1,546	847	17
Acquisition of a business, net of cash acquired	—	(147)	(1,250)
Net cash (used in) investing activities	(26,211)	(25,365)	(28,662)

Cash Flows from Financing Activities
Payments of Senior Term Loan	(113,747)	(148,256)	—
Payments of Senior Term Loan, related party	(46,643)	(66,744)	—
Proceeds from Senior Term Loan, net	—	193,625	381,625
Proceeds from Senior Term Loan, related party	—	225,000	—
Payments of Original Term Facility, upon extinguishment	—	—	(198,973)
Payments of Original Term Facility, upon extinguishment, related party	—	—	(155,368)
Payments of Original Term Facility, prior to extinguishment	—	—	(166,774)
Payments of Original Term Facility, prior to extinguishment, related party	—	—	(130,226)
Proceeds from ABL Facility	1,143,700	1,142,717	1,823,207

Payments of ABL Facility	(1,169,446)	(1,184,310)	(1,836,642)
Purchase of treasury stock	(30,626)	(437,962)	—
Other	10,695	(1,561)	(3,117)
Net cash (used in) financing activities	(206,067)	(277,491)	(286,268)

Increase (decrease) in cash and cash equivalents	494	(32,257)	32,131
Cash and cash equivalents, beginning of period	1,912	34,169	2,038
Cash and cash equivalents, end of period	$2,406	$1,912	$34,169

Supplemental Information
Cash paid for interest	$72,931	$81,543	$80,972
Cash paid for income taxes, net	$24,799	$38,091	$44,029

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv Holdings, Inc.” or the “Company”) provides small-to-medium sized businesses (“SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages (“PYP”) and Internet Yellow Pages (“IYP”) and provides a comprehensive offering of digital marketing services such as search engine marketing (“SEM”), and other digital media services, including online display advertising, and search engine optimization (“SEO”) tools. In addition, through the Thryv® platform, the Company is a provider of SaaS business management tools designed for SMBs.

On October 1, 2020, the Company completed a direct listing of the Company’s common stock on the Nasdaq Capital Market (“Nasdaq”), under the symbol “THRY”.

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated financial statements include the financial statements of Thryv Holdings, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the December 31, 2019 and 2018 consolidated financial statements and accompanying notes to conform to the December 31, 2020 presentation. All conforming reclassifications were immaterial and did not impact the Company’s Net income. These conforming reclassifications did not result in material changes to the presentation of the financial statements for the years ended December 31, 2019 and 2018.

Reverse Stock Split

The Company’s consolidated financial statements reflect a 1-for-1.8 reverse stock split of the Company’s common stock, which became effective on August 26, 2020. All share and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the reverse stock split.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. The results of those estimates form the basis for making judgments about the carrying values of certain assets and liabilities.
Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, capitalized costs to obtain a contract, certain amounts relating to the accounting for income taxes, including net valuation allowance, indemnification asset, stock-based compensation expense, operating lease right-of-use assets and operating lease liabilities, accrued service credits, and net pension obligation. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, operating lease right-of-use assets, goodwill, and intangible assets.

Due to the novel strain of coronavirus, commonly referred to as COVID-19 (“COVID-19”) and the uncertainty of the extent of the impacts related thereto, certain estimates and assumptions may require increased judgment. As events continue to evolve and additional information becomes available, these estimates may change in future periods. It is difficult to predict what the ongoing impact of the pandemic will be on future periods.

Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue based on the revenue recognition standard, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The Company determines the amount of revenue to be recognized through application of the following five steps: identify a customer contract, identify performance obligations, determine the transaction price, allocate the transaction price, and recognize revenue.

Identify the Customer Contract

The Company accounts for a contract with a client when approval and commitment from all parties is obtained, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to the client and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods. Typical payment terms provide that the Company’s clients pay within 20 days of the invoice.

Identify the Performance Obligations in the Contract and Recognize Revenue

The Company has determined that each of its services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract. Control over the Company’s print services transfers to the client upon delivery of the published directories containing their advertisements to the intended market. Therefore, revenue associated with print services is recognized at a point in time upon delivery to the intended market. SaaS and digital services are recognized using the series guidance. Under the series guidance, the Company’s obligation to provide services is the same for each day under the contract, and therefore represents a single performance obligation. Revenue associated with SaaS and digital services is recognized over time using an output method to measure the progress toward satisfying a performance obligation.

As part of the SaaS offerings, the Company enters into certain development and reseller agreements with third parties. Based upon the control indicators outlined in ASC 606, the Company acts as a principal in these arrangements and recognizes revenue on a gross basis because it controls the services before they are transferred to clients.

Determine and Allocate the Transaction Price to the Performance Obligations in the Contract

The transaction price of a contract consists of fixed and variable consideration components pursuant to the applicable contractual terms and excludes sales tax. The Company’s contracts have variable consideration in the form of price concessions and service credits. Service credits may be issued to a client at the discretion of the Company related to client satisfaction issues and claims. The Company performs a monthly review of expected service credits at a portfolio level based on the Company’s history of adjustments and expected trends. The provision for service credits is recorded as a reduction to revenue in the Company’s consolidated statements of operations.

For performance obligations recognized under the series guidance, variable consideration is allocated to the distinct days of the services to which it pertains. When necessary, variable consideration is estimated and included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. These judgments involve consideration of historical and expected experience with the client and other similar clients.

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Standalone selling price is the price at which the Company would sell a promised service separately to a client. Judgment is required to determine the standalone selling price for each distinct performance obligation. Often, the Company does not have sufficient standalone sales information, as contracts with customers generally include multiple performance obligations. When standalone sales information is not available, the Company estimates standalone selling price using information that may include market conditions, entity specific factors such as pricing and discounting strategies, and other inputs.

Costs to Obtain and Fulfill a Contract with a Customer

The Company has determined that sales commissions paid to employees and certified marketing representatives associated with selling the Company’s print and digital advertising services are considered incremental and recoverable costs of obtaining a contract.

Commissions related to renewal contracts are not commensurate with costs incurred to obtain an initial contract. Therefore, commissions incurred to obtain a new contract are capitalized and recognized over the benefit period, which is determined to be two years based on expected contract renewals, the Company’s technology development life-cycle, and other factors. Commissions for renewals of existing contracts are expensed as incurred under the practical expedient, which allows an entity to expense costs to obtain a contract with an amortization period of less than twelve months.

Deferred costs to obtain contracts are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in Prepaid expenses and other current assets and the non-current portion is included in Other assets on the Company’s consolidated balance sheets. Amortization of deferred costs to obtain contracts is included as a component of Sales and marketing expense. As of December 31, 2020, the current and non-current assets related to deferred costs to obtain contracts totaled $9.1 million and $2.8 million, respectively. During the year ended December 31, 2020, the Company amortized $13.6 million of costs to obtain contracts. As of December 31, 2019, the current and non-current assets related to deferred costs to obtain contracts totaled $10.5 million and $3.1 million, respectively. During the year ended December 31, 2019, the Company amortized $14.1 million of costs to obtain contracts. As of December 31, 2018, the current and non-current assets related to deferred costs to obtain contracts totaled $10.3 million and $3.5 million, respectively. During the year ended December 31, 2018, the Company amortized $9.9 million of costs to obtain contracts.

Direct costs associated with fulfilling PYP contracts with a client include costs related to printing and distribution. Directly attributable costs incurred to fulfill print services are capitalized as incurred and then expensed at the time of delivery, in line with the recognition of revenue. Costs to fulfill SaaS and digital contracts with clients are expensed as incurred. As of December 31, 2020 and 2019, the Company had outstanding deferred costs to fulfill contracts of $2.7 million and $4.8 million, respectively, recorded in Prepaid expenses and other current assets on its consolidated balance sheets. During the years ended December 31, 2020, 2019 and 2018, the Company amortized $4.8 million, $6.6 million and $8.4 million, respectively, of fulfillment costs. These costs were recorded in Cost of services.

The Company recorded no impairment losses associated with these deferred costs during the years ended December 31, 2020, 2019 and 2018.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents consist of bank deposits. Cash equivalents are stated at cost, which approximates market value. The Company does not have any restricted cash.

Accounts Receivable, Net of Allowance

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized but amounts have not yet been billed to the client.

Accounts receivable are recorded net of an allowance for credit losses. The Company’s exposure to expected credit losses depends on the financial condition of its clients and other macroeconomic factors. The Company maintains an allowance for credit losses based upon its estimate of potential credit losses. This allowance is based upon historical and current client collection trends, any identified client-specific collection issues, and current as well as expected future economic conditions and market trends. See Note 7, Allowance for Credit Losses, for additional information.

The following table represents the components of Accounts receivable, net of allowance (in thousands):

	December 31,
	2020	2019
Accounts receivable	$128,145	$129,953
Unbilled accounts receivable	201,793	266,565
Total accounts receivable	329,938	396,518
Less: allowance for credit losses	(33,368)	(26,828)
Accounts receivable, net of allowance	$296,570	$369,690

Concentrations of Credit Risk

Financial instruments subject to concentrations of credit risk consist primarily of trade receivables. The Company deposits cash on hand with major financial institutions. Cash balances at major financial institutions may exceed limits insured by the Federal Deposit Insurance Corporation.

Approximately 89% of revenue in all periods presented was derived from sales to local SMBs that operate in limited geographical areas. These SMBs are usually billed in monthly installments when the services begin and, in turn, make monthly payments, requiring the Company to extend credit to these clients. This practice is widely accepted within the industry. While most new SMBs and those wanting to expand their current media presence through the Company’s services are subject to a credit review, the default rates of SMBs are generally higher than those of larger companies.

The remaining approximate 11% of revenue in all periods presented was derived from the sale of marketing services to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these businesses. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from these businesses. While the Company still has exposure to credit risks, historically, the losses from this client set have been less than that of local SMBs.

The Company conducts its operations in the United States of America. In 2020, the Company's top ten directories, as measured by revenue, accounted for approximately 2% of total revenue. No single directory or client accounted for more than 1% of the Company’s revenue for the years ended December 31, 2020, 2019 and 2018. Additionally, no single client or CMR accounted for more than 5% of the Company’s outstanding accounts receivable as of December 31, 2020 and December 31, 2019.

Fixed Assets and Capitalized Software

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions and improvements associated with fixed assets are capitalized if they have a useful life in excess of one year. Expenditures for repairs and maintenance, including the cost of replacing minor items that are not considered substantial improvements, are expensed as incurred. When fixed assets are sold or retired, the related cost and accumulated depreciation are deducted from the accounts and any gains or losses on disposition are recognized in the Company’s consolidated statements of operations. Fixed assets are reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of a fixed asset may not be recoverable.

Costs associated with internal use software are capitalized during the application development stage, if they have a useful life in excess of one year. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized software is reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of a capitalized software may not be recoverable.

The remaining useful lives of fixed assets and capitalized software are reviewed annually for reasonableness. Fixed assets and capitalized software are depreciated on a straight-line basis over the estimated useful lives of the assets, which are presented in the following table:

Estimated Useful Lives
Buildings and building improvements	8 - 30 years
Leasehold improvements(1)	1 - 8 years
Computer and data processing equipment	3 years
Furniture and fixtures	7 years
Capitalized software	1.5 - 5 years
Other	3 - 7 years
(1)    Leasehold improvements are depreciated at the shorter of their estimated useful lives or the lease term. See Note 8, Fixed Assets and Capitalized Software.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASU 2016-02”), requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. See Note 10, Leases. This pronouncement, along with subsequent ASUs that were issued to clarify certain provisions of ASU 2016-02, is now referred to as ASC 842, Leases (“ASC 842”).

The Company adopted the standard using the modified retrospective approach allowing the Company to not adjust comparative periods. The Company elected the practical expedients package permitted under the transition guidance and did not reassess historical conclusions related to lease identification, lease classification, and initial direct costs for leases that commenced prior to the adoption date. The Company elected to combine lease and non-lease components for all asset classes, except real estate leases. For real estate leases, consideration is allocated to lease and non-lease components based on a relative standalone price. The Company made an accounting policy election not to apply the balance sheet recognition requirements to leases with a term of twelve months or less.

Under ASC 842, the Company determines if an arrangement is a lease or contains a lease at inception. The Company elected to combine lease and non-lease components for all asset classes, except real estate leases. For real estate leases, consideration is allocated to lease and non-lease components based on a relative standalone price. The Company made an accounting policy election not to apply the balance sheet recognition requirements to leases with a term of twelve months or less. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. If applicable, the right-of-use asset may include any initial direct costs incurred, lease payments made prior to the commencement, and is recorded net of any lease incentives received. For these calculations, the Company considers only payments that are fixed or determinable at the time of commencement or any variable payments that depend on an index or a rate.

The Company determines an incremental borrowing rate (‘‘IBR’’) based on the information available at commencement date to calculate the present value of lease payments. The IBR represents the rate of interest estimated that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

Lease terms may include options to extend or terminate a lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably certain.

Operating leases are included in Other assets; Other current liabilities; and Other liabilities on the consolidated balance sheets. The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense is recorded within General and administrative expense in the consolidated statement of operations.

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired net of liabilities assumed, recorded in accordance with ASC 805, Business Combinations,

(‘‘ASC 805’’). Goodwill was also generated as part of fresh-start accounting following the Company’s pre-packaged bankruptcy and represents the excess of the reorganization value over the identified assets recorded in accordance with ASC 852, Reorganizations. Goodwill is not amortized but rather subject to an annual impairment test at the reporting unit level. Management performs its annual goodwill impairment test on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.

The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Performing a qualitative impairment assessment requires an examination of relevant events and circumstances that could have a negative impact on the carrying value of the Company, such as macroeconomic conditions, industry and market conditions, earnings and cash flows, overall financial performance and other relevant entity-specific events.

If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then it is required to perform a quantitative assessment for impairment. If the quantitative assessment indicates that the reporting unit’s carrying amount exceeds its fair value, the Company will recognize an impairment charge up to this amount but not to exceed the total carrying value of the reporting unit’s goodwill. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units.

Intangible Assets

The Company has definite-lived intangible assets consisting of client relationships, trademarks and domain names, covenants not to compete, and patented technologies. These intangible assets are amortized using the income forecast method over their useful lives, with the exception of covenants not to compete which are amortized on a straight-line basis over the terms of the agreements. These assets are allocated to their respective reporting units for impairment review purposes. Whenever events or changes in circumstances indicate the carrying amount of the reporting unit’s intangible assets may not be recoverable, an impairment analysis of the reporting unit is completed. An impairment loss, if applicable, is measured as the amount by which the carrying amount of the reporting unit’s definite-lived intangible asset exceeds its fair value. The Company uses the estimated future cash flows directly associated with and that are expected to arise as a result of the use and eventual disposal of such reporting unit assets in determining fair values of definite-lived intangible assets.

The Company’s intangible assets and their estimated useful lives are presented in the table below:

Estimated Useful Lives
Client relationships	3.5 - 4 years
Trademarks and domain names	2.5 - 6 years
Patented technologies	3 - 3.5 years
Covenants not to compete	3 years

See Note 5, Goodwill and Intangible Assets.

Net Pension Obligation

The Company maintains net pension obligations associated with non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.

Although the plans are frozen, the Company continues to incur interest cost as well as gains/(losses) associated with changes in fair value of plan assets, all of which are referred to as net periodic pension cost. In determining the net pension obligations at each reporting period, management makes certain actuarial assumptions, including discount rates and mortality rates. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected pension obligations, funding requirement, and net periodic pension cost.

The Company sponsors two frozen pension plans for its employees, the Consolidated Pension Plan of Dex Media and the YP Pension Plan. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan, which are also frozen plans. Pension assets related to the

Company’s qualified pension plans, which are held in master trusts and recorded in Pension obligations, net on the Company’s consolidated balance sheets, are valued in accordance with ASC 820, Fair Value Measurement. See Note 12, Pensions, for additional information.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes (‘‘ASC 740’’).

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

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for deferred tax assets that will more likely than not be ultimately recoverable. In this process, certain relevant criteria are evaluated, including prior carryback years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, tax planning strategies, and taxable income in future years. A valuation allowance is established to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. The Company has netted deferred tax assets for net operating losses with related unrecognized tax benefits, if such settlement is required or expected in the event the uncertain tax position is disallowed.

The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in (Provision) benefit for income taxes in the consolidated statement of operations. See Note 15, Income Taxes.

Advertising Costs

Advertising costs, which include media, promotional, branding and online advertising, are included in Sales and marketing expense in the Company’s consolidated statements of operations and are expensed as incurred. Advertising costs for the Company for the years ended December 31, 2020, 2019 and 2018 were $7.2 million, $5.5 million and $23.4 million, respectively.

Common Stock and Stock-Based Compensation

As of December 31, 2020, the Company had 59,590,422 and 32,912,012 shares of common stock issued and outstanding, respectively. As of December 31, 2019, the Company had 57,443,282 and 33,490,526 shares of common stock issued and outstanding, respectively. Each share of common stock comes with one vote with no special preferences provided to any one individual or group of common stockholders.

Additionally, as of December 31, 2020 and 2019, the Company had 26,678,410 and 23,952,756 shares, respectively of common stock in treasury.

Under the 2016 Stock Incentive Plan, as amended (“2016 Plan”) and the 2020 Incentive Award Plan (“2020 Plan”), (together the, “Stock Incentive Plans”), the Company has granted stock options.

As of and Subsequent to October 1, 2020

As a result of completing the direct listing on October 1, 2020, the Company no longer intends to cash settle these stock options upon exercise. As of October 1, 2020, based on the Company’s intention and ability to equity settle upon exercise, these stock options were measured at fair value and classified as equity awards in accordance with ASC 718, Compensation — Stock Compensation.

The Company accounts for all stock options granted using a fair value method. Compensation expense for equity classified stock-based compensation awards is based on the fair value of the awards. The measurement date for awards is generally the date of the grant. This fair value is recognized over the requisite service period (generally three to four years). The Company has elected to account for forfeitures as they occur as a cumulative adjustment to stock-based compensation expense. See Note 13, Stock-Based Compensation.

Prior to October 1, 2020

Prior to the completion of the direct listing, it was the Company’s intention to cash settle options upon exercise and therefore, stock options were classified as liability awards in accordance with ASC 718, Compensation — Stock Compensation. The fair value of the liability classified stock-based compensation awards was estimated using the Black-Scholes valuation model, with re-measurement occurring each subsequent reporting date at fair value until the award was settled.

Compensation expense for liability classified stock-based compensation awards was based on the current fair value of the awards. This fair value was recognized over the requisite service period (generally three years). The Company elected to account for forfeitures as they occurred as a cumulative adjustment to stock-based compensation expense. See Note 13, Stock-Based Compensation.

Common Stock Fair Value

The common stock fair value is one of the significant valuation inputs of the indemnification asset and stock-based compensation awards.

As of and Subsequent to September 30, 2020

The Company completed a direct listing occurring on October 1, 2020. As of September 30,2020, the fair value of the Company’s common stock is based on the THRY Nasdaq per share price.

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

The Company determined the fair value utilizing the income approach, which estimated value based on market participant expectations of future cash flows the Company will generate. These future cash flows are discounted to their present value using a discount rate based on the Company's weighted average cost of capital, which reflects the risk of achieving the projected cash flows. Significant inputs of the income approach also include the long-term financial projections of the Company along with its long-term growth rate and decline rate, which is used to calculate the residual value of the Company before discounting to present value. The fair value of the common stock was discounted based on the lack of marketability.

Other factors taken into consideration in assessing the fair value of the Company’s common stock prior to September 30, 2020 included but were not limited to: industry information such as market growth and volume and macro-economic events; and additional objective and subjective factors relating to its business.

Earnings per Share

Basic earnings per share is calculated by dividing net income (the “numerator”) by the weighted-average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated by including both the weighted-average number of common shares outstanding and any dilutive common stock equivalents within the denominator (diluted shares outstanding). The Company's common stock equivalents could consist of stock options and stock warrants, to the extent any are determined to be dilutive under the treasury stock method. Under the treasury stock method, the assumed proceeds relating to both the exercise price of stock options and stock warrants, as well as the average remaining unrecognized fair value of stock options, are used to repurchase common shares at the average fair value price of the Company's common stock during the period. If the number of shares that could be repurchased, exceed the number of shares that could be issued upon exercise, the common stock equivalent is determined to be anti-dilutive. See Note 14, Earnings per Share.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. Effective January 1, 2020, the Company has adopted ASU 2016-13 and its subsequent amendments. The cumulative effect of adoption was immaterial. In addition to recording an allowance for credit losses on accounts receivable, the Company also began recording an allowance on its contract assets as required by the standard. See Note 7, Allowance for Credit Losses for additional information.

In February 2016, the FASB issued ASU 2016-02, requiring lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company adopted the standard using the modified retrospective approach as of January 1, 2019 and did not adjust comparative periods presented in the consolidated financial statements. The Company elected the practical expedients package permitted under the transition guidance and did not reassess historical conclusions related to lease identification, lease classification, and initial direct costs for leases that commenced prior to the adoption date. The Company elected to combine lease and non-lease components for all asset classes, except real estate leases. In addition, the Company made an accounting policy election to not apply the balance sheet recognition requirements to leases with a term of twelve months or less. The adoption of the standard had a material impact on the Company's consolidated balance sheet resulting in the recognition of current portion of long-term lease liability and long-term lease liability of $50.8 million and operating lease right-of-use assets, net of $43.8 million, as of January 1, 2019. The difference between the value of the operating lease liabilities and the operating lease right-of-use assets, net, is due to the impairments at transition on operating lease right-of-use assets and reclassification of existing deferred rent. The cumulative effect adjustment of the adoption of ASU 2016-02 did not have a material impact on the Company’s retained earnings as of January 1, 2019. See Note 10, Leases, for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and clarifying and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

Note 2      Revenue Recognition

The Company’s primary source of revenue is derived from the following services:

Print Yellow Pages

The Company prints yellow pages that are co-branded with various local telephone service providers. The Company operates as the authorized publisher of print yellow pages in some of the markets where these service providers offer telephone service. The Company holds multiple agreements governing the relationship with each service provider including publishing agreements, branding agreements, and non-competition agreements. Control over the Company’s print services transfers to the client upon delivery of the published directories containing their advertisements to the intended market. Therefore, revenue associated with print services is recognized at a point in time upon delivery to the intended market.

Internet Yellow Pages

IYP services include the creation of clients’ business profile, which is then primarily displayed and operated on the Yellowpages.com®, Superpages.com® and Dexknows.com® platforms. IYP services represent a separate performance obligation that is recognized as revenue over time following the series guidance.

Search Engine Marketing

SEM solutions deliver business leads through increased traffic to clients’ websites from Google, Yahoo!, Bing, Yelp and other major engines and directories by increasing visibility and search engine results pages through paid advertising. SEM services represent a separate performance obligation that is recognized as revenue over time following the series guidance.

Other Digital Media Solutions

Other digital media solutions primarily consist of smaller marketing services revenue streams such as online display and social advertising, online presence and video, and SEO tools. SEO optimizes a client’s website and Google profile page with relevant keywords to increase the potential for the client’s business to be found online and ranked higher in organic search engine results. Services within these revenue streams represent separate performance obligations and are recognized as revenue either at a point in time or over time based on the transfer of control.

Thryv Platform

The Company offers a SaaS solution, Thryv® (‘‘Thryv platform’’), an SMB business management platform. The Thryv platform capabilities include tools for customer relationship management, email and text, appointment bookings, estimates, invoices, online presence, social media, reputation management and bill payment. The platform also helps SMBs to find and retain customers using online listings management and social media.

Thryv Leads and Add-ons

The integrated Thryv Leads® (‘‘Thryv Leads’’) solution is an add-on to the Thryv platform. Thryv Leads recommends an appropriate dollar budget for each SMB based on the SMB’s business vertical and market geography. Thryv Leads chooses the optimal mix of advertising solutions for each SMB by using machine learning to generate a tailored solution. Thryv Leads then automatically injects resulting business leads into the SMB’s CRM system, while also supplementing the basic consumer information with additional data. SMBs are then able to contact and engage new and existing customers. The Company also offers add-ons that can be purchased in conjunction with the Thryv platform such as SEO tools.

Revenue for performance obligations related to Thryv platform and Thryv Leads and add-ons is recognized under the series guidance, over time as control over the promised services is transferred to clients. The Thryv platform and Thryv Leads and add-ons represent separate performance obligations.

Disaggregation of Revenue

The Company disaggregates revenue based on the type of service within its segment footnote. See Note 17, Segment Information.

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the year ended December 31, 2020, the Company recognized revenue of $24.7 million that was recorded in Contract liabilities as of December 31, 2019. For the year ended December 31, 2019, the Company recognized revenue of $31.1 million that was recorded in Contract liabilities as of December 31, 2018. For the year ended December 31, 2018, the Company recognized revenue of $19.9 million that was recorded in Contract liabilities as of January 1, 2018.

Pandemic Credits

During the year ended 2020, the Company recognized pandemic credits of $17.5 million provided to customers most impacted by COVID-19. The Company has reflected these price concessions as reduction to revenue in the consolidated statement of operations.

Note 3     Acquisitions

Acquisition of Haines Publishing, Inc.

On November 30, 2018, the Company completed the acquisition of Haines Publishing, Inc. (“Haines”), for consideration of $1.4 million. The Company acquired substantially all of the Haines assets and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities. The Company performed a purchase price allocation to the acquired assets and recorded $0.7 million of working capital, consisting of accounts receivable of $1.3 million, and accounts payable of $0.6 million, and recorded a client relationship intangible asset of $0.7 million. This acquisition was not significant to the Company; therefore, certain pro forma disclosures that would have been required had this acquisition been significant to the Company are excluded.

Note 4     Fair Value Measurements

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. During the years ended December 31, 2020 and 2019 there were no transfers between levels in the fair value hierarchy other than the Company’s indemnification asset, as noted below.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Prior to September 30, 2020, the fair value of the Company's indemnification asset was measured and recorded in the consolidated balance sheets using Level 3 inputs because it was valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices. As of and subsequent to September 30, 2020, the fair value of the Company’s indemnification asset was based on the THRY Nasdaq per share price. Accordingly, the indemnification asset was transferred from Level 3 to Level 1 within the fair value hierarchy. The Company values its indemnification asset utilizing the fair value of its common stock, as described in Note 1.

The following table presents a reconciliation of the Company’s Level 3 indemnification asset measured and recorded at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Balance as of January 1	$29,789	$33,882
Change in fair value	(3,878)	(4,093)
Transfer out from Level 3 to Level 1 upon direct listing	(25,911)	—
Balance as of December 31	$—	$29,789

As of December 31, 2020, the fair value of the Company's Level 1 indemnification asset was $24.3 million.

The loss on the indemnification asset of $5.4 million during the year ended December 31, 2020 and $4.1 million during the year ended December 31, 2019, were recorded in General and administrative expense on the Company's consolidated statement of operations.

The fair value of benefit plan assets is measured and recorded on the Company's consolidated balance sheets using Level 2 inputs. See Note 12, Pensions.

At December 31, 2019, the fair value associated with the Company's liability classified stock-based compensation awards totaled $60.2 million, of which $43.0 million was vested. See Note 13, Stock-Based Compensation. The fair value of each stock option award, and its subsequent period over period remeasurement, in the case of liability classified stock-based compensation awards, is estimated using the Black-Scholes option pricing model using Level 3 inputs. The decrease in value of the vested portion of the liability classified stock-based compensation awards at December 31, 2019 is primarily associated with the settlement of approximately $2.3 million of the Company's stock option awards, resulting in a net cash distribution of approximately $33.9 million. This decrease was partially offset by an increase in the fair value of such awards of $8.4 million associated with additional vesting of stock options and issuances of new stock options. See Note 13, Stock-Based Compensation.

The Company did not have liability classified stock-based compensation as of December 31, 2020. See Note 1, Summary of Significant Accounting Policies.
The following table presents a reconciliation of the Company’s stock option liability measured and recorded at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Balance as of January 1	$43,026	$64,250
Settlement of stock options	(896)	(33,901)
Exercise of stock options	(235)	(1,442)
Change in fair value	(9,656)	8,356
Amortization of grant date fair value	5,422	5,763
Reclassification from liability to equity, as of October 1, 2020 (1)	(37,661)	—
Balance as of December 31	$—	$43,026
(1)     As of October 1, 2020, based on the Company’s intention and ability to equity settle upon exercise, these stock on the options are classified as equity awards, the $37.7 million liability associated with stock-based compensation award was reclassified to Additional paid-in capital.

The stock compensation benefit of $2.9 million and expense of $14.1 million recognized during the years ended December 31, 2020 and 2019, respectively, was recorded as stock compensation expense or benefit in Cost of services, Sales and marketing, and General and administrative expense in the Company's consolidated statements of operations. See Note 13, Stock-Based Compensation for additional information.

Fair Value of Financial Instruments

The Company considers the carrying amounts of cash, trade receivables, and accounts payable to approximate fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.

Additionally, the Company considers the carrying amounts of its ABL Facility and leaseback obligations to approximate their fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See Note 11, Debt Obligations.

The Senior Term Loan is carried at amortized cost; however, the Company estimates the fair value of the term loan for disclosure purposes. The fair value of the Senior Term Loan is determined based on quoted prices that are observable in the market place and are classified as Level 2 measurements. See Note 11, Debt Obligations.
The following table sets forth the carrying amount and fair value of the Senior Term Loan (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Term Loan, net	$449,165	$441,742	$609,407	$610,000

Note 5     Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $609.5 million, net of $712.8 million accumulated impairment loss, as of December 31, 2020 and 2019. As of December 31, 2020, $44.0 million of this goodwill was deductible for income tax purposes.

Management performs its annual goodwill impairment test on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.

As of March 31, 2020, the Company determined that a goodwill impairment evaluation triggering event occurred due to the economic downturn caused by COVID-19. As of March 31, 2020, the Company performed its goodwill impairment test at the reporting unit level which is consistent with its reportable segments, Marketing Services and SaaS. After performing this interim review for impairment, both Marketing Services and SaaS reporting units continued to have estimated fair values greater than their respective carrying values.

The Company performed a quantitative assessment as of October 1, 2020 and determined that no impairment existed. Additionally, the Company concluded that an impairment triggering event did not occur during the three months ended December 31, 2020.

In the third quarter of 2019, the Company changed its reporting structure from one to two reporting units. Accordingly, the Company first assessed its goodwill for impairment under one reporting unit structure as of October 1, 2019. Upon completion of this assessment, the Company determined that no impairment existed. Subsequent to this review and after allocating goodwill to the new reporting units based on relative fair value, the Company reassessed goodwill for impairment at the new reporting unit level (Marketing Services and SaaS reporting units). Based upon each of these assessments, the Company determined no impairment existed for either reporting unit.

No goodwill impairment charges were recorded in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.

The following table sets forth the changes in the carrying amount of goodwill and accumulated impairment loss for the Company for the years ended December 31, 2020 and 2019 (in thousands):

	Marketing Services	SaaS	Total
Balance as of December 31, 2018	$—	$—	$609,457
Reallocations	390,573	218,884	609,457
Additions	—	—	—
Impairments	—	—	—
Balance as of December 31, 2019	$390,573	$218,884	$609,457
Additions	—	—	—
Impairments	—	—	—
Balance as of December 31, 2020	$390,573	$218,884	$609,457

Intangible Assets

The Company had definite-lived intangible assets of $31.8 million and $147.5 million as of December 31, 2020 and 2019, respectively.

The Company evaluated its definite-lived intangible assets for potential impairment indicators and determined there were none. Accordingly, no impairment charges were recorded during the years ended December 31, 2020 and 2019, respectively.

The following tables set forth the details of the Company's intangible assets for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$701,802	$701,518	$284	1.4
Trademarks and domain names	200,300	169,545	30,755	2.0
Patented technologies	19,600	19,600	—	—
Covenants not to compete	1,497	759	738	1.8
Total intangible assets	$923,199	$891,422	$31,777	2.0

	Year Ended December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$701,802	$616,187	$85,615	1.0
Trademarks and domain names	200,300	139,767	60,533	2.6
Patented technologies	19,600	19,600	—	—
Covenants not to compete	1,588	256	1,332	2.5
Total intangible assets	$923,290	$775,810	$147,480	1.7

The following tables summarize the changes in the carrying amounts of the Company's intangible assets for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020
	Client relationships	Trademarks and domain names	Patented technologies	Covenants not to compete	Total Intangible assets
Balance as of January 1	$85,615	$60,533	$—	$1,332	$147,480
Additions	—	—	—	192	192
Amortization expense	(85,331)	(29,778)	—	(504)	(115,613)
Other	—	—	—	(282)	(282)
Balance as of December 31	$284	$30,755	$—	$738	$31,777

	Year Ended December 31, 2019
	Client relationships	Trademarks and domain names	Patented technologies	Covenants not to compete	Total Intangible assets
Balance as of January 1	$211,811	$96,537	$3,894	$—	$312,242
Additions(1)	—	—	—	1,588	1,588
Amortization expense	(126,196)	(36,004)	(3,894)	(256)	(166,350)
Balance as of December 31	$85,615	$60,533	$—	$1,332	$147,480
(1)     The Company acquired covenants not to compete during the year ended December 31, 2019.

Amortization expense for the years ended December 31, 2020, 2019, and 2018 was approximately $115.6 million, $166.4 million and $220.9 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows (in thousands):

Fiscal Year	Estimated Future Amortization Expense
2021	$16,915
2022	14,814
2023	48
Total	$31,777

Note 6     Restructuring and Integration Expenses

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”) and, in an effort to improve operational efficiencies and realize synergies, the Company incurred certain restructuring and integration charges. Restructuring and integration charges are incurred primarily from post-merger integration and restructuring initiatives. These charges include severance benefits, facility exit costs, system consolidation and integration costs, and professional consulting and advisory services costs. From inception through December 31, 2019, the Company incurred $198.9 million of cumulative business restructuring charges and integration expenses. During the years ended December 31, 2019 and 2018, the Company incurred $46.0 million and $87.3 million, respectively, of such business restructuring charges and integration expenses. These restructuring and integration expenses are recorded in General and administrative expense in the Company's consolidated statements of operations. The Company attributed all restructuring and integration expenses to the Marketing Services reportable segment.

As of December 31, 2019, the Company completed all restructuring and integration efforts associated with the YP Acquisition. The following table sets forth additional financial information related to the Company's restructuring charges and integration expenses related to the YP Acquisition for the periods presented (in thousands):

	Years Ended December 31,		Year Ended December 31, 2019
	2019	2018	Cumulative
Severance costs	$9,487	$18,326	$58,126
Facility exit costs	6,532	13,519	27,368
System consolidation costs (1)	11,603	20,859	37,389
Legal costs	5,550	3,956	13,926
Tax and accounting advisory services	1,918	14,851	27,358
Other costs (2)	10,870	15,796	34,745
Total restructuring and integration expenses	$45,960	$87,307	$198,912

(1)System consolidation costs primarily consist of reducing duplicate software applications and licenses, obtaining new maintenance and network contracts, consolidating data centers, and eliminating telecom contracts.

(2)Other costs primarily include the write-off of fixed assets and capitalized software costs.

The following table reflects the Company's liabilities associated with restructuring charges and integration expenses (in thousands):

	Severance costs	Facility exit costs	System consolidation costs	Legal costs	Tax and accounting advisory services	Other costs (1)	Total
Balance as of January 1, 2020	$3,377	$6,786	$14	$4,813	$14	$—	$15,004
Expense	—	—	—	—	—	—	—
Payments	(3,377)	(4,965)	(14)	(4,563)	(14)	—	(12,933)
Balance as of December 31, 2020	$—	$1,821	$—	$250	$—	$—	$2,071

(1)Other costs primarily include the write-off of fixed assets and capitalized software costs. A reconciliation of the beginning and ending liability balance is not provided as these costs represent non-cash impairments of assets and therefore are not a liability of the Company.

	Severance costs	Facility exit costs	System consolidation costs	Legal costs	Tax and accounting advisory services	Other costs	Total
Balance as of January 1, 2019	$5,528	$7,621	$1,064	$3,519	$—	$13,216	$30,948
Expense	9,487	6,532	11,603	5,550	1,918	10,870	45,960
Payments	(11,638)	(7,367)	(12,653)	(4,256)	(1,904)	(5,781)	(43,599)
Balance as of December 31, 2019	$3,377	$6,786	$14	$4,813	$14	$18,305	$33,309

Note 7     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses (in thousands):

	2020	2019	2018
Balance as of January 1	$26,828	$22,571	$31,193
Impact from adoption of ASC 606(1)	—	—	(7,129)
Additions(2)	32,077	30,092	24,214
Deductions(3)	(25,537)	(25,835)	(25,707)
Balance as of December 31(4)	$33,368	$26,828	$22,571

(1)Upon the adoption of ASC 606, the Company reclassified amounts related to accrued service credits to clients from the allowance for credit losses to Accrued liabilities on its consolidated balance sheet.
(2)For the years ended December 31, 2020, 2019 and 2018, represents provision for bad debt expense of $32.1 million, $30.1 million, and $24.2 million respectively, which is included in General and administrative expense.
(3)For the years ended December 31, 2020, 2019 and 2018, represents amounts written off as uncollectible, net of recoveries.
(4)As of December 31, 2020, $33.0 million of the allowance is attributable to Accounts receivable and $0.3 million is attributable to Contract assets.

The economic downturn caused by COVID-19 resulted in an incremental amount of $2.1 million recorded to allowance for credit losses for the year ended December 31, 2020.

Note 8      Fixed Assets and Capitalized Software

The following table sets forth the components of the Company's fixed assets and capitalized software (in thousands):

	December 31, 2020	December 31, 2019
Capitalized software	$68,444	$71,128
Assets under leaseback obligations(1)	54,676	54,676
Computer and data processing equipment	35,165	34,792
Land, buildings and building improvements	1,082	6,744
Furniture and fixtures	1,086	3,282
Leasehold improvements	859	6,502
Other	6,043	4,230
Fixed assets and capitalized software	167,355	181,354
Less: accumulated depreciation and amortization	78,311	79,842
Total fixed assets and capitalized software, net	$89,044	$101,512

(1)Consists of a failed sale-leaseback liability related to a building and land in Tucker, Georgia. See Note 11, Debt Obligations.

Depreciation and amortization expense associated with the Company's fixed assets and capitalized software was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Amortization of capitalized software	$20,718	$25,913	$29,584
Depreciation of fixed assets(1)	10,192	14,007	16,537
Total depreciation and amortization expense	$30,910	$39,920	$46,121

(1)Includes depreciation associated with assets held under leaseback obligations of $1.7 million for each of the years ended December 31, 2020, 2019, and 2018, respectively.

Note 9     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities (in thousands):

	December 31, 2020	December 31, 2019
Accrued salaries and related expenses	$53,844	$43,155
Accrued severance (1)	2,280	3,377
Accrued taxes	26,209	27,232
Accrued expenses	51,284	57,474
Accrued service credits	5,996	9,023
Accrued liabilities	$139,613	$140,261
(1)During the year ended December 31, 2020, the Company incurred a total of $11.7 million in severance expense, which was recorded in General and administrative expense. During the year ended December 31, 2020, severance expense of $10.3 million and $1.4 million was recorded in the Marketing Services and SaaS segments, respectively. The severance expense includes employee termination charges of $5.0 million, recorded as a result of COVID-19, with $4.4 million and $0.6 million related to the Marketing Services and SaaS segments, respectively. As of June 30, 2020, this restructuring related to COVID-19 was completed.
During the year ended December 31, 2020, the Company paid a total of $11.5 million related to severance. During the year ended December 31, 2020, the severance payments included $4.9 million due to COVID-19 employee terminations, $3.4 million related to post-merger integration of YP, and $3.2 million of other severance expense.

Note 10      Leases

The Company has entered into operating lease agreements for certain facilities and equipment. The Company determines at inception if an arrangement is a lease or contains a lease. As of December 31, 2020, the Company’s leases have remaining terms of approximately one to five years, which may include options to extend. The Company does not have lease agreements with residual value guarantees, or material restrictive covenants. Variable lease payments included in the lease agreements are immaterial. Leases with terms of twelve months or less at inception are excluded from the calculation of operating lease right-of-use assets; the current portion of long-term lease liability; and the long-term lease liability.

During the year ended December 31, 2020, the Company recorded operating lease right-of-use asset impairment charges of $20.7 million and leasehold improvements and furniture and fixtures impairment charges of $4.2 million due to the Company's decision to operate in a "Remote First" working environment and consolidate operations at certain locations. Approximately $22.0 million and $2.9 million of the impairment charge was recorded in the Marketing Services and SaaS segments, respectively.

During the year ended December 31, 2019, the Company recorded operating lease right-of-use asset impairment charges of $5.7 million related to consolidating operations at certain locations. Approximately $5.2 million and $0.5 million of the impairment charge was recorded in the Marketing Services and SaaS segments, respectively.

These operating lease right-of-use assets were remeasured at fair value based upon the discounted cash flows of estimated sublease income using market participant assumptions. These fair value measurements are considered Level 3.

The following table sets forth components of lease cost related to the Company's operating leases (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost	$8,018	$12,484
Short-term lease cost	53	1,144
Sublease income	(366)	(680)
Total lease cost	$7,705	$12,948

The following table sets forth supplemental balance sheet information related to the Company's operating leases (in thousands):

	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets, net (1)	$9,202	$39,046

Liabilities
Current portion of long-term lease liability (2)	646	9,579
Long-term lease liability (3)	24,552	28,783
Total operating lease liability	$25,198	$38,362
(1)Operating lease right-of-use assets, net, are included in Other assets on the Company's consolidated balance sheet.
(2)The current portion of long-term lease liability is included in Other current liabilities on the Company's consolidated balance sheet.
(3)The long-term lease liability is included in Other liabilities on the Company's consolidated balance sheet.

The following table sets forth supplemental cash flow information related to the Company's operating leases (in thousands):

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$8,713	$16,733

Supplemental lease cash flow disclosure
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,423	$54,667

The following table sets forth additional information related to the Company's operating leases:

	Years Ended December 31,
	2020	2019
Weighted-average remaining lease term - Operating leases (years)	4.6	4.9
Weighted-average discount rate - Operating leases	9.1%	9.0%

The following table sets forth by year, maturities of operating lease liabilities as of December 31, 2020 (in thousands):

Operating Leases
2021	$3,086
2022	7,609
2023	7,546
2024	6,949
2025	6,901
Thereafter	—
Total undiscounted lease payments	32,091
Less: imputed interest	(6,893)
Present value of operating lease liability	$25,198

Disclosures Related to Periods Prior to the Adoption of ASC 842

Prior to the Company’s adoption of ASC 842, rent expense for the Company for the year ended December 31, 2018 was $16.2 million.

Note 11     Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of December 31, 2020 and 2019 (in thousands):

	Maturity	Interest	Rate	December 31, 2020	December 31, 2019
Senior Term Loan, related party, net (1)	December 31, 2023	LIBOR +	9.0%	$449,165	$609,407
ABL Facility	September 30, 2023	3-month LIBOR +	4.0%	79,238	104,985
Total debt obligations				$528,403	$714,392

(1)Net of debt issuance costs of $0.4 million and $0.6 million, as of December 31, 2020 and 2019, respectively.

Term Loan

On July 29, 2016, upon emerging from its pre-packaged bankruptcy, the Company entered into a credit agreement with certain owners of the Company's common stock (the “Original Term Facility”) with initial borrowings of $600.0 million and a maturity date of July 29, 2021. On June 30, 2017, an additional $550.0 million was borrowed under the Original Term Facility to finance the YP Acquisition. Of the $550.0 million, 49.4% was held by related parties who are equity holders of the Company, including Mudrick Capital Management, LP; Paulson & Co Inc.; and GoldenTree Asset Management LP, who each held 16.9%, 16.4% and 16.1% of the debt respectively.

On December 31, 2018, the Company entered into an amended and restated credit agreement (the “Term Loan Agreements”) with an existing lender from the original term facility to provide a term loan in an initial aggregate principal amount not to exceed $825.0 million (the “Senior Term Loan”). Certain terms of the original term facility were amended, including maturity date, principal amount and interest rate. The Company accounted for the amending and restating of the original term facility as an extinguishment of debt, which resulted in a loss upon extinguishment of $18.4 million.

On January 28, 2019 the single lender of the Senior Term Loan syndicated a portion of its interest in the Senior Term Loan to additional lenders, including certain members of the Original Term Facility lender syndicate who are also owners of the Company’s common stock.

The Senior Term Loan was funded in two installments. The first installment of $400.0 million was funded on December 31, 2018 and the second installment of $425.0 million was funded on January 31, 2019, resulting in debt extinguishment losses of $18.4 million and $6.4 million for the years ended December 31, 2018 and December 31, 2019, respectively. The majority of the net proceeds of the first installment of $381.6 million (net of closing costs and restructuring fees of $18.4 million) were used to repay the remaining balance of the original term facility at December 31, 2018 of $354.3 million at par. Debt issuance costs associated with fees payable directly to outside legal counsel of $0.7 million were capitalized and are amortized to Interest expense, over the term of the loan, on a straight-line basis, which approximates the effective interest method. The second installment of $425.0 million was executed on January 31, 2019, bringing the total principal advanced to the Company under the Senior Term Loan to $825.0 million, of which $250.0 million was held by related parties. The majority of the net proceeds of the second installment of $418.6 million (net of closing fees of $6.4 million) were used to repay the remaining balance of the Company's asset-based revolving line of credit at January 31, 2019, and to fund the share buyback transaction on April 30, 2019. The Senior Term Loan was borrowed by Thryv, Inc., the Company’s operating subsidiary, is secured by all the property of Thryv, Inc., and is guaranteed by the Company.

On December 31, 2018, the original term facility was paid in full. Of the $354.3 million payment, $155.4 million of principle was paid to the related parties listed above who held 85.7% of the Company's common stock. For the years ended December 31, 2020, 2019 and 2018, the Company recorded Interest expense with related parties of $17.0 million, $24.8 million and $28.8 million, respectively.

The Company has recorded accrued interest of $8.5 million and $13.2 million, as of December 31, 2020 and 2019, respectively. Accrued interest is included in Other current liabilities on the Company consolidated balance sheets.

As of December 31, 2020, 25.2% of the Senior Term Loan was held by related parties who are equity holders of the Company, including GoldenTree Asset Management LP, and Mudrick Capital Management, LP, who held 21.2% and 4.0% of the debt respectively.

As of December 31, 2019, 31.1% of the Senior Term Loan was held by related parties who are equity holders of the Company, including GoldenTree Asset Management LP, Paulson & Co Inc., and Mudrick Capital Management who each held 18.8%, 9.1% and 3.2% of the debt respectively.

Commencing with the fiscal quarter ending March 30, 2019, the Company is required to use its Excess Cash Flow (“ECF”) to repurchase debt based on the following:

First Lien Leverage Ratio	Repurchase amount of ECF %
> 1.50:1.00	100%
<1.50:1.00 > and >1.00:1.00	75%
<1.00:1.00	50%

First Lien Leverage Ratio in the table above is defined as of any date of determination, the ratio of (a) total indebtedness that is secured on a first lien basis on such date to (b) Consolidated EBITDA (as defined in the Loan Agreement) for the period of four consecutive fiscal quarters of the Company's most recently ended as of such date for which internal financial statements of the Company are available. ECF repurchases are based on (a) net cash provided by operating activities of the Company for such quarterly period as reflected in the statement of cash flows on the consolidated financial statements of the Company, minus (b) the amount of capital expenditures made during such period, minus (c) minimum cash balance requirements.

Term Loan Covenants

The Term Loan Agreement contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds from the ABL credit agreement. Additionally, the Company is required to maintain compliance with a leverage ratio covenant not to exceed 3.5 times consolidated EBITDA as defined in the Amended and Restated Credit Agreement. As of December 31, 2020, the Company was in compliance with its Senior Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On December 15, 2016, the Company entered into an asset-based revolving line of credit agreement (the “ABL Facility” and, together with the Senior Term Loan, the “Senior Credit Facilities”), which was utilized to finance ongoing general corporate and working capital needs. The availability under the ABL Facility is the lesser of 75% of the aggregate revolving commitments or the defined borrowing base calculated based on available accounts receivable. The interest rate is 3-month LIBOR plus 4.0%.

To enter into the ABL Facility, the Company incurred debt issuance costs of $2.1 million. On April 21, 2017, the ABL Facility was amended to increase the available borrowing from $150.0 million to $200.0 million. On June 30, 2017, the ABL Facility was amended and restated to increase the available Maximum Revolver Amount (“MRA”) from $200.0 million to $350.0 million, and the Company incurred additional debt issuance costs of $3.9 million. On January 31, 2019, the ABL Facility was further amended to extend its maturity date to December 31, 2023. The Company accounted for this transaction as a modification of the ABL Facility. Accordingly, the existing unamortized debt issuance costs as well as the additional $0.7 million of fees and third-party costs associated with the latest amendment are deferred and will be amortized over the new term of the ABL Facility.

As of December 31, 2020 and 2019, the Company had debt issuance costs with a remaining balance of $2.5 million and $3.5 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

The terms of the ABL Facility require the MRA to decrease throughout the remaining periods, as follows (in thousands):

Period	Maximum Revolver Amount
January 1, 2019 through December 31, 2019	$225,000
January 1, 2020 through June 30, 2020	200,000
July 1, 2020 through December 31, 2020	175,000
January 1, 2021 through June 30, 2021	150,000
July 1, 2021 through December 31, 2021	125,000
January 1, 2022 and thereafter	100,000

The ABL Facility as of December 31, 2020 had a borrowing capacity of $57.6 million and is secured by all of the assets of the Company’s operating subsidiary and guaranteed by the Company.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the Amended and Restated Credit Agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, and (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability under the ABL Facility of at least $14 million at all times. As of December 31, 2020, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

Leaseback Obligations

As part of the YP Acquisition on June 30, 2017, the Company assumed certain obligations including a failed sale-leaseback liability associated with land and a building in Tucker, Georgia. In conjunction with this financing liability, the fair value of the land and building was included as a part of the total tangible assets acquired in the acquisition. A certain amount of this liability consists of a non-cash residual value at termination of the lease in August 2022, which on this date will be written off against the remaining carrying value of the land and building, with any amount remaining recorded as a gain on termination of the lease contract.

The following table sets forth the components of the Company's total leaseback obligations as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Non-cash residual value of Tucker, Georgia lease	$54,676	$54,676
Future maturities associated with the Tucker, Georgia failed sale-leaseback liability	862	1,441
Total leaseback obligations	$55,538	$56,117

Future Cash Commitments

The following table sets forth future cash commitments associated with the Company's term loan, line of credit, and leaseback obligations (in thousands):

Debt Obligations
2021	$740
2022	$122
2023	528,403
Total future cash commitments	$529,265

Note 12      Pensions

The Company maintains pension obligations associated with non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.

The Company updates the estimates used to measure the defined benefit pension obligation and plan assets annually or upon a remeasurement date to reflect the actual rate of return on plan assets and updated actuarial assumptions. The Company immediately recognizes actuarial gains and losses in its operating results in the year in which the gains and losses occur. The remaining components of pension costs are recorded ratably through the year. The Company estimates the interest cost component of net periodic pension cost by utilizing a full yield curve approach and applying the specific spot rates along the yield curve used in the determination of the benefit obligations of the relevant projected cash flows. This method provides a more precise measurement of interest costs by improving the correlation between projected cash flows to the corresponding spot yield curve rates.

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans (in thousands):

	Years Ended December 31,
	2020	2019	2018
Interest cost	$13,949	$22,146	$20,946
Expected return on assets	(16,027)	(15,044)	(16,716)
Settlement loss (gain)	819	693	(204)
Remeasurement loss (gain)	43,495	45,366	(3,510)
Net periodic pension cost	$42,236	$53,161	$516

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

In November 2020, the Company purchased a group annuity contract to transfer the pension benefit obligations and annuity administration for a select group of retirees or their beneficiaries in two of the Company’s non-contributory defined benefit pension plans to an annuity provider. Upon issuance of the group annuity contract, the pension benefit obligation of $17.8 million for approximately 500 participants was irrevocably transferred to the annuity provider. The purchase of the group annuity was funded directly by the assets of the pension plans. During the year ended December 31, 2020, the Company recognized pension settlement charges of $0.8 million as a result of the transfer of the pension liability to the annuity provider and other lump sum payments made during the year.

The Company recognized settlement losses due to lump sum payments of $0.7 million for the year ended December 31, 2019 and a settlement gain of $(0.2) million for the year ended December 31, 2018.

The following table sets forth the weighted-average assumptions used for determining the Company's net periodic pension cost:

	Years Ended December 31,
	2020	2019	2018
Pension benefit obligations discount rate	3.16%	4.30%	3.63%
Interest cost discount rate	2.74%	3.93%	3.23%
Expected return on plan assets, net of administrative expenses	3.73%	3.68%	3.58%
Rate of compensation expense increase	N/A	N/A	N/A

The following table sets forth the weighted-average assumptions used for determining the Company's pension benefit obligations:

	Years Ended December 31,
	2020	2019
Pension benefit obligations discount rate	2.39%	3.16%
Rate of compensation increase	N/A	N/A
Interest crediting rate	3.00%	3.36%

Pension Benefit Obligations and Plan Assets

The following table summarizes the benefit obligations, plan assets, and funded status associated with the Company's pension and benefit plans (in thousands):

	2020	2019
Change in Benefit Obligations
Balance as of January 1	$643,961	$597,077
Interest cost	13,949	22,146
Actuarial loss, net	63,164	76,161
Benefits paid	(66,746)	(51,423)
Annuity purchase	(17,831)	—
Balance as of December 31	$636,497	$643,961

Change in Plan Assets
Balance as of January 1	$449,019	$424,927
Plan contributions	44,908	30,369
Actual return on plan assets, net of administrative expenses	34,878	45,146
Benefits paid	(66,746)	(51,423)
Annuity purchase	(17,831)	—
Balance as of December 31	$444,228	$449,019

Funded Status as of December 31 (plan assets less benefit obligations)	$(192,269)	$(194,942)

The accumulated obligations for all defined pension plans was $636.5 million and $644.0 million as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company made cash contributions of $43.9 million to the qualified plans, as required under pension accounting guidelines, and contributions and associated payments of $1.0 million to the non-qualified plans. During the year ended December 31, 2019, the Company made cash contributions of $29.6 million to the qualified plans, as required under pension accounting guidelines, and contributions and associated payments of $0.7 million to the non-qualified plans. During the year ended December 31, 2018, the Company made a cash contribution of $2.9 million to the qualified plans, as required under pension accounting guidelines, and contributions and associated payments of $1.0 million to the non-qualified plans.

For the fiscal year 2021, the Company expects to contribute $25.0 million to the qualified plans and $1.4 million to the non-qualified plans.

The net actuarial loss in the benefit obligations of $44.3 million for the year ended December 31, 2020 was a result of losses attributable to decreasing discount rates due to changes in the corporate bond markets, economic assumption updates to reflect current market conditions, plan experience different than expected, and the annuity purchases, partially offset by gains attributable to actual asset performance exceeding expectations and life expectancy updates.

The following table sets forth the amounts associated with pension plans recognized within Pension obligations, net on the Company's consolidated balance sheets (in thousands):

	December 31, 2020	December 31, 2019
Current liabilities	$(1,442)	$(1,409)
Long-term liabilities	(190,827)	(193,533)
Total pension liability as of December 31	$(192,269)	$(194,942)

The following table sets forth the amounts associated with the Company's pension plans that have accumulated pension obligations greater than plan assets (underfunded) (in thousands):

	December 31, 2020	December 31, 2019
Accumulated benefit obligations	$636,497	$643,961
Projected benefit obligations	636,497	643,961
Plan assets	$444,228	$449,019

Expected Cash Flows

The following table sets forth the expected future pension benefit payments (in thousands):

Expected Future Pension Benefit Payments
2021	$55,025
2022	45,097
2023	43,085
2024	40,822
2025	39,675
2026 to 2030	169,606

Pension Plan Assets

The Company's overall investment strategy is to achieve a mix of assets, which allows it to meet projected benefits payments while taking into consideration risk and return. Depending on perceived market pricing and various other factors, both active and passive approaches are utilized.

The following tables set forth the fair values of the Company's pension plan assets by asset category (in thousands):

	December 31, 2020
	Total	Level 1 (quoted market prices in active markets)	Level 2 (significant observable input)	Level 3 (Unobservable inputs)
Cash and cash equivalents	$17,831	$17,831	$—	$—
Equity funds	88,118	88,118	—	—
U.S. treasuries and agencies	35,797	—	35,797	—
Corporate bond funds	170,552	170,552	—	—
Total	$312,298	$276,501	$35,797	$—
Hedge funds-investments measured at NAV as a practical expedient	131,930
Total plan assets	$444,228

	December 31, 2019
	Total	Level 1 (quoted market prices in active markets)	Level 2 (significant observable input)	Level 3 (Unobservable inputs)
Cash and cash equivalents	$8,029	$8,029	$—	$—
Equity funds	99,963	99,963	—	—
U.S. treasuries and agencies	29,610	—	29,610	—
Corporate bond funds	187,272	187,272	—	—
Total	$324,874	$295,264	$29,610	$—
Hedge funds-investments measured at NAV as a practical expedient	124,145
Total plan assets	$449,019

Cash and cash equivalents are comprised of cash and high-grade money market instruments with short-term maturities. Equity funds are mutual funds invested in equity securities. U.S. treasuries and agencies are fixed income investments in U.S. government or agency securities. Corporate bonds are mutual fund investments in corporate debt. Hedge funds are private investment vehicles that use a variety of investment strategies with the objective of providing positive total returns regardless of market performance.

Pension Plan Hedge Fund Investments

The Company's hedge fund investments are made through limited partnership interests in various hedge funds that employ different trading strategies. Examples of strategies followed by hedge funds include directional strategies, relative value strategies and event driven strategies. A directional strategy entails taking a net long or short position in a market. Relative value seeks to take advantage of mis-pricing between two related and often correlated securities with the expectation that the pricing discrepancy will be resolved over time. Relative value strategies typically involve buying and selling related securities. An event driven strategy uses different investment approaches to profit from reactions to various events. Typically, events can include acquisitions, divestitures or restructurings that are expected to affect individual companies and may include long and short positions in common and preferred stocks, as well as debt securities and options. The Company has no unfunded commitments to these investments and has redemption rights with respect to its investments that range up to three years. As of December 31, 2020, and 2019, no single hedge fund made up more than 3% of total pension plan assets.

The Company uses net asset value (“NAV”) to determine the fair value of all the underlying investments which do not have a readily determinable fair market value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2020, and 2019, the Company used NAV to value its hedge fund investments.

The following table sets forth the weighted asset allocation percentages for the pension plans by asset category:

	December 31,
	2020	2019
Cash and cash equivalents	4.0%	1.8%
U.S. treasuries and agencies, corporate bond funds, and other fixed income	46.4%	48.3%
Equity funds	19.9%	22.3%
Hedge funds	29.7%	27.6%
Total	100.0%	100.0%

Prospective Pension Plan Investment Strategy

The Company uses a liability driven investment (“LDI”) strategy and as part of the strategy the Company may invest in hedge fund investments, fixed income investments, equity investments and will hold an adequate amount of cash and cash equivalents to meet daily pension obligations.

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

For 2021, the expected rates of return, net of administrative expenses, for the Consolidated Pension Plan of Dex Media and the YP Pension Plan are 2.61% and 3.04%, respectively, with a weighted-average expected rate of return of 2.69%. In 2020, the actual rates of return on assets for the Consolidated Pension Plan of Dex Media and the YP Pension Plan were 7.4% and 11.1%, respectively. In 2019, the actual rates of return on assets for the Consolidated Pension Plan of Dex Media and the YP Pension Plan were 9.8% and 18.2%, respectively.

Savings Plan Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement. Substantially all of the Company's employees are eligible to participate in the plan. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plan, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the years ended December 31, 2020, 2019 and 2018, the Company recorded total savings plan expense of $3.0 million, $10.8 million, and $12.6 million, respectively. The decline in savings plan expense for year ended December 31, 2020 was due to the Company's suspension of the employee matching program in April 2020, as part of managing costs in response to the COVID-19 pandemic.

Note 13     Stock-Based Compensation

Stock-Based Compensation

The Stock Incentive Plans provides for several forms of incentive awards to be granted to designated eligible employees, non-management directors, and independent contractors providing services to the Company. On September 3, 2020, the Company's Board of Directors adopted and the Company's stockholders approved, the Company's 2020 Plan. The 2020 Plan replaces the 2016 Plan, as we have determined not to make additional awards under the 2016 Plan following the effectiveness of the 2020 Plan. However, the terms of the 2016 Plan continue to govern outstanding equity awards granted under the 2016 Plan.

The maximum number of shares of the Company’s common stock authorized for issuance under the 2016 Plan is 6,166,667. A total of 1,000,000 shares of the Company's common stock are reserved for issuance under the 2020 Plan, plus a number of shares reserved for issuance but unissued, forfeited or lapse unexercised under the 2016 Plan.

Stock Options

On October 15, 2020 and December 11, 2020, the Company granted 388,292 and 482,000 stock options, respectively, to certain employees and non-management directors at an exercise price of $13.82 and $10.35, respectively, that vest over a three-year to four-year period ending on October 15, 2024 and have a 10-year term from the date of grant.

On November 18, 2019 and December 3, 2019, the Company granted 2,549,556 and 5,556 stock options, respectively, to certain employees and non-management directors at an exercise price of $16.20 that vest over a three-year period ending on January 1, 2023 and have a 10-year term from the date of grant. No options were issued during the year ended December 31, 2018.

On November 23, 2020, the Company’s Board of Directors and the compensation committee approved 1) a one-time stock option repricing for certain previously granted and still outstanding options held by the Company’s employees; and 2) for certain officers, contingent upon each such officer’s written consent with respect to certain of his or her own previously granted and still outstanding options, (a) a one-time stock option repricing and (b) a delayed vesting schedule for such options ("Repricing"). Except for the reduction in the exercise price of the outstanding options and the officer vesting change described above, all outstanding stock options under the 2016 Plan will continue to remain outstanding in accordance with all of the current terms and conditions set forth in the 2016 Plan and the applicable award agreements. As a result of the Repricing, 2,377,886 vested and unvested stock options outstanding, with an original exercise price of $16.20, were repriced to $13.82 under this program. The Repricing resulted in one-time incremental stock-based compensation expense of $1.5 million, which will be recognized over the remaining term of the repriced options.

A stock option holder may pay the option exercise price in cash, by delivering to the Company unrestricted shares having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a loan from the Company, or by a combination of these methods.

Any unvested portion of the stock option award will be forfeited upon the employee’s termination of employment with the Company for any reason before the date the option vests, except that the Compensation Committee of the Company, at its sole option and election, may provide for the accelerated vesting of the stock option award. If the Company terminates the employee without cause or the employee resigns for good reason, then the employee is eligible to exercise the stock options that vested on or before the effective date of such termination or resignation. If the Company terminates the employee for cause, then the employee's stock options, whether or not vested, shall terminate immediately upon termination of employment. The Compensation and Benefits Committee of the Company shall have the authority to determine the treatment of awards in the event of a change in control of the Company or the affiliate which employs the award holder.

The Company estimates the fair value of its common stock as outlined in Note 1, Description of the Business and Summary of Significant Accounting Policies, Common Stock Fair Value. The fair value of each stock option was estimated using the Black-Scholes option pricing model. The model used for this valuation/revaluation incorporates assumptions regarding inputs as follows:

•Due to the lack of trading volume of the Company's common stock, expected volatility is based on the debt-leveraged historical volatility of the Company's peer companies;
•The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life option;
•Expected life is calculated using the simplified method based on the average life of the vesting term and the contractual life of each award; and
•Due to the lack of historical turnover information relating to the option holder group, the Company has estimated a forfeiture rate of zero.

The following table sets forth the weighted-average stock option fair values and assumptions:

	Years Ended December 31,
	2020	2019	2018
Weighted-average fair value	$6.97	$10.24	$15.43
Dividend yield	—	—	—
Volatility	52.06%	39.37%	47.39%
Risk-free interest rate	0.30%	1.68%	2.47%
Expected life (in years)	4.82	4.47	4.03

The following tables reflect changes in the Company's outstanding stock-based compensation awards for the years ended December 31, 2020 and 2019:

	2020
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1	5,875,829	$9.29	8.15	$42,433,615
Granted	872,003	11.90	9.87	1,393,499
Exercises (net cash settled)	(130,017)	3.68	5.74	896,335
Exercises (issuance of shares)	(2,143,317)	3.69	5.77	15,510,765
Forfeitures/expirations	(196,338)	13.22	8.64	(146,415)
Outstanding stock option awards as of December 31, 2020	4,278,160	$11.20	8.36	$9,855,005

Options exercisable as of December 31	992,061	$4.28	5.81	$9,151,100

As of December 31, 2020, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was approximately $15.5 million and is expected to be recognized over a weighted-average period of approximately 2.5 years.

	2019
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding stock option awards at January 1	6,069,907	$3.87	6.79	$90,463,239
Granted	2,555,109	16.20	9.88	—
Exercises (net cash settled, see Tender Offer below)	(2,326,019)	3.69	6.75	33,901,447
Exercises (issuance of shares)	(111,660)	3.92	6.78	1,420,239
Forfeitures/expirations	(311,508)	4.18	6.81	3,745,889
Outstanding stock option awards at December 31, 2019	5,875,829	$9.29	8.15	$42,433,615

Options exercisable as of December 31	2,341,193	$3.80	6.78	$29,029,972

As of December 31, 2019, the fair value associated with the Company's stock options totaled $60.2 million. The vested portion of this fair value at December 31, 2019 was $43.0 million and is included in Other liabilities on the Company's consolidated balance sheet. See Note 4, Fair Value Measurements. As of December 31, 2019, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was approximately $17.2 million and is expected to be recognized over a weighted-average period of approximately 3.0 years.

Proceeds from Exercises of Stock Options

Cash proceeds received from exercises of stock options during the years ended December 31, 2020 and 2019 were $11.2 million and $0.4 million, respectively. There were no exercises of stock options during the year ended December 31, 2018. The associated tax benefit from options exercised were $1.7 million and $0.4 million for the years ended December 31, 2020 and 2019.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation (benefit) expense, including the effects of gains and losses from change in fair value recognized by the Company in the following line items in the Company's consolidated statements of operations during the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of services	$(72)	$381	$4,156
Sales and marketing	266	1,649	4,276
General and administrative	(3,089)	12,089	31,172
Stock-based compensation (benefit) expense	$(2,895)	$14,119	$39,604

There is no income tax benefit recognized in the consolidated statement of operations related to stock-based compensation awards for the year ended December 31, 2020. The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation awards was $3.6 million and $10.0 million for the years ended December 31, 2019 and 2018, respectively, prior to consideration of the valuation allowance. The majority of the tax benefit for the years ended December 31, 2019 and 2018 was not recognized as a result of the valuation allowance recorded in those respective periods.

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

Tender Offer

On May 1, 2019, the Company completed a tender offer (the “Tender Offer”). The transaction ultimately included the purchase of approximately 24.0 million shares of the outstanding common stock for a purchase price of approximately $438.0 million. Of these shares, the Company purchased approximately 11.1 million shares, 5.6 million shares, and 4.2 million shares from Mudrick Capital Management, LP, Paulson & Co Inc, and GoldenTree Asset Management, LP, all of which are related parties, for purchase prices of approximately $202.6 million, $102.2 million, and $75.8 million, respectively. All repurchased shares are recorded in Treasury stock as of December 31, 2020 and December 31, 2019. Additionally, through this Tender Offer, the Company settled approximately 2.3 million of its outstanding stock options, resulting in a net cash distribution to the related option holders of approximately $33.9 million.

Stock Warrants

As of December 31, 2020 and December 31, 2019, the Company had $10.5 million fully vested outstanding warrants. The holders of such warrants are entitled to purchase, in the aggregate, up to approximately 5.8 million shares of common stock. Each warrant can be exercised at a strike price of $24.39. The warrants were issued in 2016 upon Dex Media Holdings, Inc. emergence from its pre-packaged bankruptcy. No warrants were exercised during the year ended 2020 and 2019. These warrants expire on August 15, 2023.

Note 14     Earnings per Share

The following table sets forth the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2020	2019	2018
Basic net income per share:
Net income	$149,221	$35,504	$52,271
Weighted-average common shares outstanding during the period	31,522,845	40,845,128	57,331,622
Basic net income per share	$4.73	$0.87	$0.91

	Years Ended December 31,
	2020	2019	2018
Diluted net income per share:
Net income	$149,221	$35,504	$52,271
Basic shares outstanding during the period	31,522,845	40,845,128	57,331,622
Plus: Common stock equivalents associated with stock option awards	2,272,749	2,620,870	2,299,573
Diluted shares outstanding	33,795,594	43,465,998	59,631,195
Diluted net income per share	$4.42	$0.82	$0.88
The computation of diluted shares outstanding excluded approximately 2.8 million , 2.6 million and 0.2 million of outstanding stock option awards for the years ended December 31, 2020, 2019 and 2018, respectively, and 10.5 million of outstanding stock warrants for the years ended December 31, 2020, 2019 and 2018, as their effect would have been anti-dilutive.

Note 15     Income Taxes

The following table sets forth the components of the Company's (provision) benefit for income taxes (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current tax (provision):
Federal	$(30,277)	$(37,319)	$(23,848)
State and local	(7,213)	(5,861)	(7,384)
Total current tax (provision)	(37,490)	(43,180)	(31,232)
Deferred tax benefit:
Federal	101,613	32,327	7,474
State and local	43,860	(7,209)	15,271
Total deferred tax benefit	145,473	25,118	22,745
Total benefit (provision) for income taxes	$107,983	$(18,062)	$(8,487)

The following table sets forth the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate for the Company:

	Years Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	7.4%	2.7%	(6.7)%
Change in value of indemnification asset	2.8%	1.6%	(3.3)%
Non-deductible executive compensation	3.5%	—%	—%
Stock compensation	4.4%	—%	—%
Non-deductible transaction costs	4.9%	0.8%	—%
Change in valuation allowance	(256.0)%	1.9%	(2.1)%
Change in unrecognized tax benefits (including FBOS)	(48.7)%	5.3%	2.7%
Other, net	(0.3)%	0.4%	2.4%
Effective tax rate	(261.0)%	33.7%	14.0%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect the Company's year-to-date income tax provision, deferred tax assets and liabilities, and related taxes payable. Further, on December 27, 2020, the Consolidated Appropriations Act, 2021, (“CAA”) was enacted and signed into law. The CAA includes several provisions for corporations including tax and direct spending relief for businesses and individuals affected by the coronavirus pandemic; and extends dozens of expiring tax deductions, credits, and incentives. The CAA did not materially affect the Company's year-to-date income tax provision, deferred tax assets and liabilities, and related taxes payable.

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized.

The following table sets forth the significant components of the Company's deferred income tax assets and liabilities (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets
Allowance for doubtful accounts	$9,979	$9,098
Deferred and other compensation	10,636	18,165
Capital investments	3,790	3,780
Debt, capitalized fees, and other interest	2,291	4,644
Pension and other post-employment benefits	51,231	52,219
Operating lease liability	7,539	9,736
Reserve for facility exit costs	7,053	1,875
Net operating loss and credit carryforwards	28,611	27,019
Fixed assets and capitalized software	420	130
Non-compete and other agreements	46,213	30,250
Goodwill and other intangible assets	8,335	—
Other, net	8,566	11,239
Total deferred tax assets	184,664	168,155
Valuation allowance	(24,307)	(126,321)
Net deferred tax assets	$160,357	$41,834

Deferred tax liabilities
Goodwill and other intangibles	—	(1,658)
Deferred revenue	(46,501)	(71,943)
Deferred costs	(3,003)	(3,453)
Investment in subsidiaries	(5,466)	(4,676)
Operating lease right-of-use assets	(9,362)	(10,643)
Other, net	(3,434)	(4,199)
Total deferred tax liabilities	(67,766)	(96,572)
Net deferred tax asset (liability)	$92,591	$(54,738)

The Company establishes a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the ability to realize deferred tax assets, the Company considers all available positive and negative evidence, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some or all of their deferred tax assets. In determining the need for a valuation allowance on the Company's deferred tax assets the Company places greater weight on recent and objectively verifiable current information. The Company has considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income in assessing the need for the valuation allowance. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

For the year ended December 31, 2020, the Company recorded a net valuation allowance release of $105.6 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of December 31, 2020, management has determined that it is more likely than not that its deferred taxes will be realized, with the exception of certain indefinite lived deferred tax assets and certain state net operating loss carryforwards of $24.3 million.

The following table sets forth changes in the Company’s valuation allowance (in thousands):

	2020	2019	2018
Balance at beginning of period	$126,321	$127,294	$136,766
Impact from adoption of ASC 606	—	—	(4,365)
Net change in valuation allowance	(102,014)	(973)	(5,107)
Balance at end of period	$24,307	$126,321	$127,294

As of December 31, 2020 and 2019, the Company had net operating loss carryforwards of $25.6 million and $26.9 million, respectively, for state income tax purposes, which will begin to expire in 2022.

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.

The following table reflects changes to and balances of the Company's unrecognized tax benefits (in thousands):

	2020	2019	2018
Balance at beginning of period	$48,305	$48,469	$49,521
Gross additions for tax positions related to the current year	—	—	146
Gross additions for tax positions related to prior years	—	—	550
Gross reductions for tax positions related to prior years	(22,186)	—	(665)
Gross reductions for tax positions related to the lapse of applicable statute of limitations	(2,416)	(164)	(311)
Gross reductions for tax positions related to current year settlements	—	—	(772)
Balance at end of period	$23,703	$48,305	$48,469

For the year ended December 31, 2020, the Company's unrecognized tax benefit decreased by $24.6 million while for the year ended December 31, 2019, the Company's unrecognized tax benefit decreased by $0.2 million, and for the year ended December 31, 2018, the Company's unrecognized tax benefit decreased by $1.1 million. The decrease for the year December 31, 2020 was primarily attributable to a partial release of uncertain tax positions due to favorable developments with ongoing U.S. federal tax examinations. The decrease for the year ended December 31, 2019 was due to the reduction for tax positions related to the lapse of applicable statute of limitations. The decrease for the year ended December 31, 2018 was primarily due to the additional accrual of tax interest for tax positions related to prior years.

For the years ended December 31, 2020, 2019, and 2018, the Company had $23.7 million, $48.3 million, and $48.5 million, respectively, of unrecognized tax benefits excluding interest and penalties, that if recognized, would impact the effective tax rate. The Company recorded interest and penalties related to unrecognized tax benefits as part of the provision/(benefit) for income taxes in the Company's consolidated statements of operations of $(2.3) million, $3.7 million, and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Unrecognized tax benefits include $8.4 million, $10.7 million, and $7.0 million of accrued interest as of December 31, 2020, 2019, and 2018, respectively.

It is reasonably possible that the $23.7 million unrecognized tax benefit liability presented above for the year ended December 31, 2020, could decrease by $21.8 million within the next twelve months, due to an anticipated settlement with the tax authorities and the expiration of the statute of limitations in certain jurisdictions

Note 16     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's consolidated statements of operations, balance sheets or cash flows.

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

The Company previously appealed the Division’s Notice of Determination for the Second Case, in which the Division has asserted that an additional $3.3 million of tax and interest is due. The ALJ approved a stipulation between the Company and the Division under which the parties agreed that the outcome of the ultimate decision in the First Case will be binding on the parties with respect to the Second Case. In light of the Appellate Division’s denial of the Motion for Leave to Appeal, Thryv will pay past taxes and interest that are due after the State provides it with updated interest amounts. The total combined exposure of both cases is approximately $8.7 million, inclusive of the $5.1 million payment that is referenced above, leaving an additional unpaid balance of $3.5 million which is accrued on the Company's consolidated balance sheet as of December 31, 2020. The Company paid the balance of $3.5 million in January of 2021.

Section 199 and Research and Development Tax Case: Section 199 of the Tax Code provides for deductions for manufacturing performed in the U.S. The government has taken the position that directory providers are not entitled to take advantage of the deductions because printing vendors are already taking deductions and only one taxpayer can claim the deduction. The Tax Code also grants tax credits related to research and development expenditures. The government took the position that the expenditures have not been sufficiently documented to be eligible for the tax credit. The Company disagrees with these positions.

The government has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the government sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation is suspended. The appeals conference for YP will likely occur in the second quarter of 2021. In advance of the IRS Appeals conference, the parties did reach an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company was recently unsuccessful in its attempt to negotiate a settlement with IRS Appeals, and the government has issued a 90 day notice to the Company. The Company will file a petition in the Tax Court to challenge the government’s denial.

As of December 31, 2020, and December 31, 2019, the Company has reserved approximately $31.9 million and $46.0 million in connection with the 199 disallowance and $0.2 million and $7.1 million related to the research and development tax credit disallowance, respectively. The decrease in the reserve balance is primarily attributable to a partial release of uncertain tax positions due to favorable developments with ongoing U.S. federal tax examinations. Pursuant to the acquisition transaction whereby the Company acquired certain entities from the YP Acquisition, the Company is entitled to (i) a dollar for dollar indemnification for the research and development tax liability, and (ii) a dollar for dollar indemnification for the 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability to certain stock that was escrowed in connection with the YP Acquisition. The value of that escrowed stock is estimated to be approximately $24.3 million and $29.8 million as of December 31, 2020 and December 31, 2019, respectively.

Other

Texas Sales, Excise, and Use Tax Audit: We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to how each taxing jurisdiction will ultimately classify the Company's digital products and services for sales and use tax purposes. On June 24, 2020, the Texas Comptroller of Public Accounts issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account. The Company has reserved $2.7 million for the total combined exposure for the periods open to audit examination, which is accrued on the Company's consolidated balance sheet as of December 31, 2020.

New York Sales, Excise, and Use Tax Audit: On August 19, 2020, the New York State Department of Taxation and Finance issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through May 31, 2020. The Company has reserved $2.7 million for the total combined exposure for the respective period, which is accrued on the Company's consolidated balance sheet as of December 31, 2020.

Note 17     Segment Information

The Company's internal financial reporting and management structure is focused on the major types of services it provides. The Company manages operations using two operating segments which are also its reportable segments: (1) Marketing Services and (2) SaaS. These reportable segments are consistent with information used by the Chief Executive Officer, who is also the chief operating decision maker (“CODM”), to assess performance and allocate resources. Marketing Services includes PYP, IYP, SEM, and other digital media solutions including online display and social advertising, online presence and video, and SEO tools. SaaS segment revenue consists of the Thryv platform and Thryv Leads and add-ons.

The Company's CODM evaluates performance, makes operating decisions, and allocates resources based on the Company's revenue and Adjusted EBITDA, both on a consolidated basis and for the two reportable segments. Segment EBITDA is the Company’s measure of profitability for its two reportable segments. Segment EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excluding other components of net periodic pension cost, stock-based compensation expense, gain/(loss) on early extinguishment of debt, adjustments for acquisition accounting and fresh start accounting, accounting conformity adjustments, and restructuring and integration expenses.

The Company does not evaluate performance or allocate resources based on segment asset data, and, therefore, such information is not presented. In addition, the Company does not enter into transactions between its reportable segments.

The following tables summarize the operating results of our reportable segments (in thousands):

	Year Ended December 31, 2020
	Marketing Services	SaaS	Total
Revenue	$979,611	$129,824	$1,109,435
Segment EBITDA	358,804	13,035	371,839

	Year Ended December 31, 2019
	Marketing Services	SaaS	Total
Revenue	$1,292,795	$128,579	$1,421,374
Segment EBITDA	468,934	12,165	481,099

	Year Ended December 31, 2018
	Marketing Services	SaaS	Total
Revenue	$1,659,786	$124,615	$1,784,401
Segment EBITDA	593,432	(6,927)	586,505
A reconciliation of total Segment EBITDA to the Company’s Income before (provision) for income taxes is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Total Segment Adjusted EBITDA	$371,839	$481,099	$586,505
Impact of ASC 842	—	534	—
Impact of ASC 606	—	—	(213)
Interest expense	(68,539)	(92,951)	(82,697)
Depreciation and amortization expense	(146,523)	(206,270)	(266,975)
Other components of net periodic pension cost	(42,236)	(53,161)	(516)
(Loss) on early extinguishment of debt	—	(6,375)	(18,375)
Adjustments for acquisition accounting, fresh start accounting, and other one-time adjustments including accounting conformity adjustments(1)	—	—	(28,587)
Impairment charges	(24,911)	(5,670)	—
Restructuring and other integration expenses (2)	(28,459)	(40,290)	(87,307)
Transaction costs (3)	(20,999)	(6,081)	—
Stock-based compensation benefit (expense)	2,895	(14,119)	(39,604)
(Loss) gain on remeasurement of indemnification asset	(5,443)	(4,093)	9,518
Other	3,614	943	(10,991)
Income before benefit (provision) for income taxes	$41,238	$53,566	$60,758
(1)The Company's segment results include the recognition of contract liabilities (deferred revenue) and deferred costs associated with deferred balances that were written off in acquisition accounting and fresh start accounting. The Company's consolidated results do not include these amounts.
(2)For the year ended December 31, 2020, the Company incurred $11.7 million of severance expense, of which $5.0 million was a result of the COVID-19 pandemic as discussed in Note 9. In addition, the Company incurred losses on disposal of fixed assets and capitalized software and costs associated with abandoned facilities and system consolidation.
(3)Consists of direct listing and other transaction costs.
The following table sets forth the Company's disaggregation of revenue based on services for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Marketing Services
PYP	$443,315	$605,952	$798,838
IYP	280,750	339,416	379,687
SEM	167,770	232,345	328,814
Other	87,776	115,082	152,447
Total Marketing Services	$979,611	$1,292,795	$1,659,786
SaaS
Thryv Platform	$90,923	$96,405	$111,875
Thryv Leads and Add-ons	38,901	32,174	12,740
Total SaaS	$129,824	$128,579	$124,615
Total Revenue	$1,109,435	$1,421,374	$1,784,401

Note 18     Subsequent Events

Sensis Acquisition

On March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Sensis”), a provider of marketing solutions serving small and medium-sized businesses in Australia. Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding equity interests of (i) Sunshine NewCo Pty Ltd and its subsidiaries and (ii) Sensis Holding Limited (collectively, the “Sensis Acquisition”). The Company paid an aggregate consideration of approximately $198.3 million in cash, financed by the Term Loan Agreement, as further described below, and customary adjustments of approximately $16.7 million for net working capital (including cash), indebtedness and transaction expenses.

As a result of limited access to the information required to prepare the initial accounting, the initial accounting for the Sensis acquisition is incomplete and we are unable to provide the amounts that will be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, pre-existing contingencies, goodwill or other intangible assets at the time of this Annual Report on Form 10-K.

Term Loan Agreement

On March 1, 2021, the Company entered into a new Term Loan Credit Agreement (the “Term Loan Agreement”), the proceeds of which were used, in part, to finance the Sensis Acquisition, pay off the existing term loan and to pay fees and expenses related to the Sensis acquisition and related financing.

The Term Loan Agreement established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter commencing June 30, 2021.

ABL Credit Agreement

On March 1, 2021, the Company entered into an agreement to amend the ABL Facility (“ABL Amendment”), dated as of June 30, 2017. The ABL Amendment was entered into in order to permit the term loan refinancing, the Sensis Acquisition and make certain other changes to the ABL Credit Agreement, including, among others:

•reduce the interest rate per annum to (i) 3.00% (for LIBOR loans) and (ii) 2.00% (for base rate loans);
•reduce the commitment fee on undrawn amounts under the ABL Facility to 0.375%;
•extend the maturity date of the ABL Facility to March 1, 2026;
•add the Australian subsidiaries acquired pursuant to the Sensis Acquisition as borrowers and guarantors, and establish an Australian borrowing base; and
•make certain other conforming changes consistent with the Term Loan Agreement.

Share Purchase

On March 17, 2021, our CEO and President Joe Walsh purchased 200,000 shares of Thryv common stock from majority equity holder Mudrick Capital at an average price of $18.67.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.     Other Information

None.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the "Code") that is applicable to all of our employees, officers and directors including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other persons performing similar functions, which is available on our website at www.thryv.com under “Investor Relations - Governance Documents.” We intend to satisfy the disclosure requirement regarding any amendment to, or waiver from a provision of the Code for Thryv’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

The remaining information required by this Item 10 is incorporated by reference from the information to be provided in our definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”). The 2021 Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2020.

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated by reference from our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2020.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below summarizes information with respect to our 2016 and 2020 Stock Incentive Plans, which were the only compensation plans under which equity securities were authorized for issuance as of December 31, 2020. On September 3, 2020, our Board adopted and our stockholders approved our 2020 Plan, which replaces our 2016 Plan, as our Board determined not to make additional awards under our 2016 Plan following the effectiveness of our 2020 Plan. A total of 1,000,000 shares of our Common Stock were reserved for issuance pursuant to our 2020 Plan. In addition, the shares reserved for issuance under our 2020 Plan also include those shares reserved but unissued under our 2016 Plan as of the effective date of our 2020 Plan and any shares subject to awards under our 2016 Plan which are forfeited or lapse unexercised and which following the effective date of our 2020 Plan are not issued under our 2016 Plan. The data reflected in the table below is as of December 31, 2020.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,278,160	$11.20	628,806
Equity compensation plans not approved by security holders	—	—	—
Total	4,278,160	$11.20	628,806

(a)    Reflects the total number of outstanding options under our 2016 Stock Incentive Plan and our 2020 Stock Incentive Plan as of December 31, 2020.
(b)    Reflects the weighted-average exercise price of stock options under both the 2016 & 2020 Stock Incentive Plans.
(c)    Reflects the combined number of unissued options under the 2016 Stock Incentive Plan and 2020 Stock Incentive Plan.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2020.

Item 14.     Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2020.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules
(a)    The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K).

•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Financial statement schedules have been omitted as the information is either not required or the information is otherwise included in the consolidated financial statements.

(3) Exhibits

The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.

Exhibit No.	Description
2.1	Share Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 2, 2021)
3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 24, 2020)

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed the SEC on September 24, 2020)
4.1*	Description of Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2
Warrant Agreement, dated August 15, 2016, among Thryv, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

4.3
Officer’s Certificate delivered pursuant to the Warrant Agreement, dated November 17, 2016, among Thryv, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

4.4
Pledge Agreement, dated June 30, 2017, by and between Yosemite Sellers’ Representative LLC and Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.1
Amended and Restated Credit Agreement, dated June 30, 2017, by and among Thryv, Inc., certain other Credit Parties, certain other Subsidiaries of Thryv, Inc., the lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.2
First Amendment to Amended and Restated Credit Agreement, dated January 31, 2019, among Thryv, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.3
Second Amendment to Amended and Restated Credit Agreement, dated March 21, 2019, among Thryv, Inc., as borrower, Thryv Holdings, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.4
Third Amendment to Amended and Restated Credit Agreement, dated August 20, 2019, among Thryv, Inc., as borrower, Thryv Holdings, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.5
Fourth Amendment to Amended and Restated Credit Agreement, dated January 28, 2020, among Thryv, Inc., as borrower, Thryv Holdings, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.6
Amended and Restated Credit Agreement, dated December 31, 2018, among Thryv, Inc., as borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.7
First Amendment to Amended and Restated Credit Agreement, dated January 28, 2020, among Thryv, Inc., as borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.8
Second Amended and Restated Guarantee and Collateral Agreement, dated December 31, 2018 between Thryv Holdings, Inc., Thryv, Inc. and each Subsidiary Guarantor, if any, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.9+
Amended and Restated Employment Agreement, dated September 26, 2016, by and between Thryv, Inc. and Joseph A. Walsh (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.10+	Thryv Holdings, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.11+
Amendment No. 1 to Thryv Holdings, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Amendment 1, filed with the SEC on September 17, 2020).

10.12+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.13+	2019 Over Performance Plan, dated November 5, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.14+	2019 Short Term Incentive Plan, dated November 5, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.15+	2020 Over Performance Plan, dated January 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.16+*	2020 Short Term 2020 Short Term Incentive Plan, dated April 2020. Plan, dated April 2020.
10.17+
Thryv, Inc. Severance Plan—Executive Vice Presidents and Above, dated January 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.18+	Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.19+
Form of Thryv Holdings, Inc. Stock Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 18, 2020).

10.20+	Thryv Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.21
Amended and Restated Stockholders Agreement, dated September 23, 2020, by and among Thryv Holdings, Inc. and the Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2020).

10.22
Term Loan Credit Agreement by and among Thryv Holdings, Inc., Thryv, Inc., the Lenders party thereto from time to time and Wells Fargo Bank, National Association, as Administrative Agent, dated as of March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed, with the SEC on March 2, 2021).

10.23
Fifth Amendment to Amended and Restated Credit Agreement, First Amendment to Guaranty and Security Agreement and Joinder, among Thryv Holdings, Inc., Thryv, Inc. and the other borrowers from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated as of March 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed, with the SEC on March 2, 2021).

21.1*	List of significant subsidiaries of Thryv Holdings, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
+    Management contract of compensatory plan or arrangement

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

March 25, 2021	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chief Executive Officer and President
(Principal Executive Officer)

March 25, 2021	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title(s)	Date

/s/ Joseph A. Walsh	Chief Executive Officer and President	March 25, 2021
Joseph A. Walsh	(Principal Executive Officer)

/s/ Paul D. Rouse	Chief Financial Officer, Executive Vice President and Treasurer	March 25, 2021
Paul D. Rouse	(Principal Financial and Accounting Officer)

/s/ Amer Akhtar	Director	March 25, 2021
Amer Akhtar

/s/ Bonnie Kintzer	Director	March 25, 2021
Bonnie Kintzer

/s/ Jason Mudrick	Director	March 25, 2021
Jason Mudrick

/s/ Ryan O'Hara	Director	March 25, 2021
Ryan O'Hara

/s/ John Slater	Director	March 25, 2021
John Slater

/s/ Lauren Vaccarello	Director	March 25, 2021
Lauren Vaccarello

/s/ Heather Zynczak	Director	March 25, 2021
Heather Zynczak