Form 10-Q
period 2021-03-31
Thryv Holdings, Inc.
filed 2021-05-13
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-35895

THRYV HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX	75261
(Address of principal executive offices)	(Zip Code)

(972)	453-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	THRY	Nasdaq Capital Market
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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
Yes ☐ No ☒

As of May 12, 2021, there were 33,685,958 shares of the registrant's common stock outstanding.

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
•the effect of the coronavirus commonly referred to as COVID-19 (“COVID-19”) on our business, including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
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
•our potential failure to identify suitable acquisition candidates and consummate such acquisitions;
•our ability to successfully integrate acquired businesses, including Sensis, into our operations or recognize the benefits of acquisitions, including the failure of an acquired business to achieve its plans and objectives;
•the potential loss of one or more key employees or our inability to attract and to retain highly skilled employees;
•our ability to maintain the compatibility of our Thryv platform with third-party applications;
•our ability to successfully expand our operations and current offerings into new markets, including internationally, or further penetrate existing markets;
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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see “Part II. Item 1A. Risk Factors” in this report. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.
In this Quarterly Report on Form 10-Q, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$280,606	$318,570
Cost of services	98,160	117,976
Gross profit	182,446	200,594

Operating expenses:
Sales and marketing	76,540	89,292
General and administrative	41,279	49,562
Impairment charges	—	98
Total operating expenses	117,819	138,952

Operating income	64,627	61,642
Other income (expense):
Interest expense	(11,607)	(14,780)
Interest expense, related party	(4,065)	(5,150)
Other components of net periodic pension cost	453	(201)
Other expense	(1,093)	—
Income before (provision) for income taxes	48,315	41,511
(Provision) for income taxes	(11,809)	(13,409)
Net income	$36,506	$28,102

Net income per common share:
Basic	$1.10	$0.86
Diluted	$1.07	$0.80

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	33,108,422	32,578,286
Diluted	34,013,480	35,026,526
The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$36,506	$28,102
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,967)	—
Comprehensive income	$33,539	$28,102
The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$29,841	$2,406
Accounts receivable, net of allowance of $34,557 and $33,030	354,737	296,570
Contract assets, net of allowance of $244 and $338	9,285	10,975
Taxes receivable	9,154	9,229
Prepaid expenses and other current assets	36,277	26,172
Indemnification asset	24,346	24,346
Total current assets	463,640	369,698
Fixed assets and capitalized software, net	123,281	89,044
Goodwill	679,559	609,457
Intangible assets, net	145,647	31,777
Deferred tax assets	97,941	93,099
Other assets	34,410	21,902
Total assets	$1,544,478	$1,214,977
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$19,981	$8,927
Accrued liabilities	157,537	139,613
Current portion of unrecognized tax benefits	30,417	30,022
Contract liabilities	47,909	18,942
New Term Loan, current	70,000	—
Other current liabilities	20,324	9,896
Total current liabilities	346,168	207,400
New Term Loan, net	372,454	—
New Term Loan, related party	234,098	—
Senior Term Loan, net	—	335,683
Senior Term Loan, related party	—	113,482
ABL Facility	43,682	79,238
Leaseback obligations	54,585	54,798
Pension obligations, net	184,642	190,827
Deferred tax liabilities	30,706	508
Other liabilities	48,947	36,266
Total long-term liabilities	969,114	810,802
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 59,806,077, shares issued and 33,127,667 shares outstanding at March 31, 2021; and 59,590,422 shares issued and 32,912,012 shares outstanding at December 31, 2020	598	596
Additional paid-in capital	1,058,504	1,059,624
Treasury stock - 26,678,410 shares at March 31, 2021 and December 31, 2020	(468,613)	(468,613)
Accumulated other comprehensive income (loss)	(2,967)	—
Accumulated deficit	(358,326)	(394,832)
Total stockholders' equity	229,196	196,775
Total liabilities and stockholders' equity	$1,544,478	$1,214,977
The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

Three Months Ended March 31, 2021
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$—	$(394,832)	$196,775
Exercise of stock options	215,544	2	(3,096)	—	—	—	—	(3,094)
Exercise of stock warrants	111	—	5	—	—	—	—	5
Stock compensation expense	—	—	1,971	—	—	—	—	1,971
Cumulative translation adjustment	—	—	—	—	—	(2,967)	—	(2,967)
Net income	—	—	—	—	—	—	36,506	36,506
Balance as of March 31, 2021	59,806,077	$598	$1,058,504	(26,678,410)	$(468,613)	$(2,967)	$(358,326)	$229,196

Three Months Ended March 31, 2020
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2019	57,443,282	$574	$1,008,701	(23,952,756)	$(437,962)	$—	$(544,053)	$27,260
Purchase of treasury stock	—	—	—	(1,852,346)	(21,770)	—	—	(21,770)
Exercise of stock options	20,661	—	300	—	—	—	—	300
Net income	—	—	—	—	—		28,102	28,102
Balance as of March 31, 2020	57,463,943	$574	$1,009,001	(25,805,102)	$(459,732)	$—	$(515,951)	$33,892

The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$36,506	$28,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,718	37,823
Amortization of debt issuance costs	433	267
Deferred income taxes	(13,249)	(15,911)
Provision for credit losses	2,018	10,588
Provision for service credits	4,528	6,736
Stock-based compensation expense (benefit)	1,971	(6,064)
Other components of net periodic pension cost	(453)	201
Loss on early extinguishment of debt	299	—
Loss on disposal/write-off of fixed assets and capitalized software	15	2,962
Impairment charges	—	98
Non-cash loss from remeasurement of indemnification asset	—	3,801
Gain (loss) on foreign currency exchange rates	835	—
Other, net	6	—
Changes in working capital items, excluding acquisitions:
Accounts receivable	26,846	(8,921)
Contract assets	1,446	(522)
Prepaid expenses and other assets	(10,998)	(4,583)
Accounts payable and accrued liabilities	(67,458)	(33,981)
Accrued income taxes, net	9,597	30,351
Operating lease liability	(403)	(2,620)
Contract liabilities	2,547	(2,685)
Net cash provided by operating activities	14,204	45,642

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(3,668)	(9,122)
Proceeds from the sale of building and fixed assets	—	1,502
Acquisition of a business, net of cash acquired	(174,190)	—
Net cash (used in) investing activities	(177,858)	(7,620)

Cash Flows from Financing Activities
Proceeds from New Term Loan	418,070	—
Proceeds from New Term Loan, related party	260,930	—
Payments of Senior Term Loan	(335,821)	(23,445)
Payments of Senior Term Loan, related party	(113,789)	(10,555)
Proceeds from ABL Facility	249,936	329,719
Payments of ABL Facility	(285,492)	(312,624)
Purchase of treasury stock	—	(21,770)
Other	(2,038)	(56)
Net cash provided by (used in) financing activities	191,796	(38,731)

Effect of exchange rate changes on cash and cash equivalents	(707)	—
Increase (decrease) in cash and cash equivalents	27,435	(709)

Cash and cash equivalents, beginning of period	2,406	1,912
Cash and cash equivalents, end of period	$29,841	$1,203

Supplemental Information
Cash paid for interest	$17,286	$20,802
Cash paid (received) for income taxes, net	$15,753	$(1,031)

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

On March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Sensis”), a provider of marketing solutions serving SMBs in Australia.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 have been prepared on the same basis as the audited annual financial statements. Certain reclassifications have been made to the March 31, 2020 condensed consolidated financial statements and accompanying notes to conform to the March 31, 2021 presentation. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited annual financial statements. The condensed consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2020.

Gross Profit Change

The Company has revised the format of its condensed consolidated statements of operations in order to provide better insight into its results of operations and to align its presentation to certain industry competitors. As a result, a Gross profit subtotal line item was added within the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020. Additionally, the Company reclassified depreciation and amortization from a single line in its condensed consolidated statements of operations to be reflected as a component of Gross profit, Sales and marketing expense, and General and administrative expense.

The following summarizes the changes made to the Company's condensed consolidated statements of operations for three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
	As Reported	Adjustments	As Adjusted
Cost of services	$99,620	$18,356	$117,976
Sales and marketing	75,353	13,939	89,292
General and administrative	44,132	5,430	49,562
Impairment charges	—	98	98
Depreciation and amortization	37,823	(37,823)	—

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
Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, assets acquired and liabilities assumed in business combinations, capitalized costs to obtain a contract, certain amounts relating to the accounting for income taxes, including valuation allowance, indemnification asset, stock-based compensation expense, operating lease right-of-use assets and operating lease liabilities, accrued service credits, and net pension obligation. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, operating lease right-of-use assets, goodwill, and intangible assets.

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

Summary of Significant Accounting Policies

Except for the addition of foreign currency to the Company’s significant accounting policies and the change related to income taxes, as described below, there have been no changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2021 as compared to the significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Foreign Currency

The functional currency of the Company’s foreign operating subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at the weighted-average exchange rates during the period.

Transaction gains or losses in currencies other than the functional currency are included as a component of “Other income (expense), net” in the Company's condensed consolidated statements of comprehensive income.

Income Taxes

The Company will report the tax impact of global intangible low-taxed income (“GILTI”) as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

Note 2      Acquisitions

Sensis Acquisition

On March 1, 2021 (the “Acquisition Date”), Thryv Australia Pty Ltd. (“Buyer”), an Australian proprietary limited company and a direct wholly-owned subsidiary of Thryv International Holdings LLC, a direct and wholly owned subsidiary of the Company, acquired all of the issued and outstanding equity interests of (i) Sunshine NewCo Pty Ltd, an Australian proprietary limited company, and its subsidiaries, and (ii) Sensis Holding Limited (“Sensis”), a private limited company incorporated under the laws of England and Wales, and its subsidiaries (collectively, the “Acquisition”). The Acquisition expanded the Company's market share with a broader geographical footprint. Additionally, the acquisition provided the Company with a significant increase in clients. Sensis is a provider of marketing solutions serving SMBs in Australia. Control was obtained by means of acquiring all the voting interests.

In connection with the Acquisition, the Company paid consideration of approximately $215.0 million in cash, subject to customary closing adjustments, financed by a New Term Loan (defined below) that was entered into on the Acquisition Date. All acquisition-related costs, amounting to $8.7 million, were expensed as incurred by the Company and no portion of these costs are included in consideration transferred. These costs were presented within General and administrative expense in the Company's condensed consolidated statement of operations. Additionally, as part of the effort to fund the Acquisition, the Company incurred debt issuance costs of $4.2 million related to a New Term Loan, of which $2.5 million is capitalized and amortized using the effective interest method. See “Note 8, Debt Obligations.”

The Company accounted for the Acquisition using the acquisition method of accounting in accordance with ASC 805 Business Combinations (“ASC 805”). This requires that the assets acquired and liabilities assumed be measured at fair value. The Company determined, using Level 3 inputs, the fair value of certain assets and liabilities including fixed assets, intangible assets, and financing obligations and deferred revenue by applying a combination of the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas trade names were valued using a relief of royalty method. The fair values of property, plant and equipment and intangible and other assets acquired and liabilities assumed, have been prepared on a preliminary basis with information currently available. and are subject to change. Management is still reviewing the characteristics and assumptions related to Sensis’s assets acquired and liabilities assumed. The preliminary purchase price allocation is expected to be finalized within 12 months after the Acquisition Date.

The following table summarizes the consideration transferred and the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Total cash consideration	$214,984
Total purchase consideration, as allocated below:	$214,984

Cash and cash equivalents	$40,794
Accounts receivable and other current assets	88,529
Other assets	11,801
Fixed assets and capitalized software	40,957
Intangible assets:
Client relationships (useful life 3.5 years)	101,839
Trademarks (useful life 3.5 years)	24,877
Accounts payable	(31,163)
Accrued liabilities	(39,654)
Contract liabilities	(27,075)
Other current liabilities	(11,641)
Deferred tax liabilities	(40,497)
Other liabilities	(15,505)
Total identifiable net assets	$143,262
Goodwill	71,722
Total net assets acquired	$214,984

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $71.7 million was primarily related to the benefits expected from the acquisition as is allocated to the Thryv International segment. The goodwill recognized is not deductible for income tax purposes.

The Acquisition contributed $15.4 million in revenue and $(4.0) million in net (loss) since the Acquisition Date.

Pro Forma Results

The pro forma condensed combined financial information presented below was derived from historical financial records of Thryv and Sensis and presents the operating results of the combined Company, with results prior to the Acquisition Date adjusted as if the Acquisition had occurred January 1, 2020. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense and related tax effects.

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Sensis Acquisition been completed as of January 1, 2020, nor is it meant to be indicative of future results of operations that the combined entity will experience (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$318,752	$359,204
Net income	52,415	13,073

Note 3      Revenue Recognition

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

Disaggregation of Revenue
The Company presents disaggregated revenue based on the type of service within its segment footnote. See “Note 15, Segment Information.”

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's condensed consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three months ended March 31, 2021, the Company recognized revenue of $4.7 million that was recorded in Contract liabilities as of December 31, 2020. For the three months ended March 31, 2020, the Company recognized revenue of $6.2 million that was recorded in Contract liabilities as of December 31, 2019.

Pandemic Credits

During the three months ended March 31, 2021 and 2020, the Company recognized pandemic credits of $2.2 million and $0.7 million, respectively, provided to customers most impacted by COVID-19. The Company has reflected these price concessions as reduction to revenue in the condensed consolidated statements of operations.

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. During the three months ended March 31, 2021 and 2020, there were no transfers between levels in the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Prior to September 30, 2020, the fair value of the Company's indemnification asset was measured and recorded in the condensed consolidated balance sheets using Level 3 inputs because it was valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices. On September 30, 2020, the fair value of the Company’s indemnification asset was based on the THRY Nasdaq per share price. Accordingly, the indemnification asset was transferred from Level 3 to Level 1 within the fair value hierarchy. The Company values its indemnification asset utilizing the fair value of its common stock.

The following table presents a reconciliation of the Company’s Level 3 indemnification asset measured and recorded at fair value on a recurring basis as of March 31, 2021 and 2020, (in thousands):

	2021	2020
Balance as of January 1,	$—	$29,789
Change in fair value	—	(3,801)
Balance as of March 31	$—	$25,988

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 13, Contingent Liabilities, as part of the YP Acquisition agreement, the Company is indemnified up to the fair value of 1.8 million shares held in escrow, subject to certain contract limitations. Due to an increase in the Company’s share prices as of March 31, 2021, the number of shares expected to be returned by the seller is 1.0 million, which represents the number of shares required to satisfy the uncertain tax position less $8.0 million.

Therefore, as of March 31, 2021 and December 31, 2020, the fair value of the Company's Level 1 indemnification asset was $24.3 million.

The loss of $3.8 million on the Company’s Level 3 indemnification asset during the three months ended March 31, 2020 was recorded in General and administrative expense on the Company's condensed consolidated statements of operations.

The fair value of benefit plan assets is measured and recorded on the Company's condensed consolidated balance sheets using Level 2 inputs. See “Note 9, Pensions.”

At March 31, 2020, the fair value associated with the Company's liability classified stock-based compensation awards totaled $49.1 million, of which $36.7 million was vested. The fair value of each stock option award and its subsequent period over period remeasurement, in the case of liability classified stock-based compensation awards, is estimated using the Black-Scholes option pricing model using Level 3 inputs. The decrease in value of the vested portion of the liability classified stock-based compensation awards at March 31, 2020 is primarily associated with a decrease in the Company's per share fair value.

The Company did not have liability classified stock-based compensation as of March 31, 2021.

The following table presents a reconciliation of the Company’s stock option liability measured and recorded at fair value on a recurring basis as of March 31, 2021 and 2020 (in thousands):

	2021	2020
Balance as of January 1 (1)	$—	$43,026
Exercise of stock options	—	(224)
Change in fair value	—	(7,884)
Amortization of grant date fair value	—	1,820
Balance as of March 31	$—	$36,738
(1)     As of October 1, 2020, based on the Company’s intention and ability to equity settle upon exercise, these stock options were classified as equity awards, and the liability associated with stock-based compensation award was reclassified to Additional paid-in capital.
The stock compensation expense of $2.0 million and benefit of $6.1 million recognized during the three months ended March 31, 2021, and 2020, respectively, was recorded as stock compensation expense (benefit) in Cost of services, Sales and marketing, and General and administrative expense in the Company's condensed consolidated statements of operations.
Fair Value of Financial Instruments

The Company considers the carrying amounts of cash, trade receivables, and accounts payable to approximate fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.

Additionally, the Company considers the carrying amounts of its ABL Facility and financing obligations to approximate their fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See “Note 8, Debt Obligations.”

The New Term Loan (as defined below) and the Senior Term Loan (as defined below) are carried at amortized cost; however, the Company estimates the fair value of each term loan for disclosure purposes. The fair value of the New Term Loan and the Senior Term Loan is determined based on quoted prices that are observable in the market place and are classified as Level 2 measurements. See “Note 8, Debt Obligations.”
The following table sets forth the carrying amount and fair value of the New Term Loan and Senior Term Loan (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Term Loan, net	$676,552	$658,793	$—	$—
Senior Term Loan, net	—	—	449,165	441,742

Note 5     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the Company for three months ended March 31, 2021 (in thousands):

	Marketing Services	SaaS	Thryv International	Total
Balance as of December 31, 2020	$390,573	$218,884	$—	$609,457
Sensis acquisition	—	—	71,722	71,722
Effects of foreign currency translation	—	—	(1,620)	(1,620)
Balance as of March 31, 2021	$390,573	$218,884	$70,102	$679,559

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Gross	Accumulated Amortization	Effects of Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$803,641	$706,388	$2,211	$95,042	3.5
Trademarks and domain names	225,177	174,457	768	49,953	2.6
Patented technologies	19,600	19,600	—	—	0.0
Covenants not to compete	1,521	869	—	652	1.7
Total intangible assets	$1,049,939	$901,314	$2,979	$145,647	3.2

	As of December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$701,802	$701,518	$284	1.4
Trademarks and domain names	200,300	169,545	30,755	2.0
Patented technologies	19,600	19,600	—	0.0
Covenants not to compete	1,497	759	738	1.8
Total intangible assets	$923,199	$891,422	$31,777	2.0

Amortization expense for the three months ended March 31, 2021, and 2020 was approximately $9.9 million and $28.9 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows (in thousands):

Fiscal Year	Estimated Future Amortization Expense
2021	$63,648
2022	51,014
2023	21,979
2024	9,006
Total	$145,647

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses (in thousands):

	2021	2020
Balance as of January 1	$33,368	$26,828
Sensis acquisition, balance as of March 1, 2021	2,733	—
Additions (1)	2,018	10,588
Deductions (2)	(3,318)	(3,630)
Balance as of March 31 (3)	$34,801	$33,786

(1)    For the three months ended March 31, 2021 and 2020, represents provision for bad debt expense of $2.0 million and $10.6 million, respectively, which is included in General and administrative expense.

(2)    For the three months ended March 31, 2021 and 2020, represents amounts written off as uncollectible, net of recoveries.

(3)    As of March 31, 2021, $34.6 million of the allowance is attributable to Accounts receivable and $0.2 million is attributable to Contract assets. As of March 31, 2020, $33.5 million of the allowance is attributable to accounts receivable and $0.3 million is attributable to contract assets.

The Company’s exposure to expected credit losses depends on the financial condition of its clients and other macroeconomic factors. The Company maintains an allowance for credit losses based upon its estimate of potential credit losses. This allowance is based upon historical and current client collection trends, any identified client-specific collection issues, and current as well as expected future economic conditions and market trends. The economic downturn caused by COVID-19 resulted in an incremental amount of $3.1 million recorded to allowance for credit losses for the three months ended March 31, 2020. No incremental impact was recorded for the three months ended March 31, 2021.

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities (in thousands):

	March 31, 2021	December 31, 2020
Accrued salaries and related expenses	$49,708	$53,844
Accrued severance (1)	1,293	2,280
Accrued taxes	36,385	26,209
Accrued expenses	64,940	51,284
Accrued service credits	5,211	5,996
Accrued liabilities	$157,537	$139,613
(1)    During the three months ended March 31, 2021, the Company incurred a total of $0.6 million in severance expense, which was recorded in General and administrative expense. During the three months ended March 31, 2021, severance expense of $0.5 million and $0.1 million was recorded in the Marketing Services and SaaS segments, respectively.
During the three months ended March 31, 2020, the Company incurred a total of $3.3 million in severance expense, which was recorded in General and administrative expense. The severance expense included employee separation charges of $1.0 million recorded as a result of COVID-19. Severance expense of $3.0 million and $0.3 million was recorded in the Marketing Services and SaaS segments, respectively.
During the three months ended March 31, 2021, the Company paid a total of $1.4 million related to severance, consisting of $0.1 million due to COVID-19 employee separations and $1.3 million of other severance costs.
During the three months ended March 31, 2020, the Company paid a total of $2.7 million related to severance, inclusive of $1.8 million and $0.9 million related to severance incurred as part of the post-merger integration of YP and ongoing severance expense, respectively. No payments were made related to COVID-19 employee separations during the three months ended March 31, 2020.

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of March 31, 2021 and December 31, 2020 (in thousands):

	Maturity	Interest	Rate	March 31, 2021	December 31, 2020
New Term Loan, net (1)	March 1, 2026	LIBOR +	8.5%	$676,552	$—
Senior Term Loan, net (2)	December 31, 2023	LIBOR +	9.0%	—	449,165
ABL Facility (Fifth Amendment)	March 1, 2026	3-month LIBOR +	3.0%	43,682	—
ABL Facility (Fourth Amendment)	September 30, 2023	3-month LIBOR +	4.0%	—	79,238
Total debt obligations				$720,234	$528,403
Less: Current portion of New Term Loan				70,000	—
Total debt obligations, long-term				$650,234	$528,403

(1)     Net of original issue discount costs of $20.8 million and debt issuance costs of $2.6 million, as of March 31, 2021.
(2)     Net of debt issuance costs of $0.4 million, as of December 31, 2020.

Term Loan

On March 1, 2021, the Company entered into a new term loan credit agreement (the “New Term Loan”). The proceeds of the New Term Loan were used to finance the Sensis Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Sensis Acquisition and related financing.

The New Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who are equity holders of the Company, including GoldenTree Asset Management LP, Paulson & Co. Inc., and Mudrick Capital Management, LP, who held 25.0%, 7.1%, and 6.3% of the debt, respectively, as of March 1, 2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter commencing June 30, 2021.

The net proceeds from the New Term Loan of $674.9 million (net of original issue discount costs of $21.0 million and third-party fees of $4.1 million) were used to repay the remaining $449.6 million outstanding principal balance of the Senior Term Loan, accrued interest of $0.4 million, and third-party fees of $0.1 million. The Company accounted for this transaction with GoldenTree Asset Management, Silver Point Capital, and Mudrick Capital Management as a modification. The transaction with other lenders party to only the Existing Term Loan was accounted for as an extinguishment.

Accordingly, total third-party fees paid were $4.2 million, of which $1.7 million was immediately charged to General and administrative expense on the Company's condensed consolidated statement of operations. The remaining third-party fees of $2.5 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the loan, using the effective interest method. Additionally, there was unamortized debt issuance costs of $0.4 million on the existing Senior Term Loan, of which $0.3 million was written off and recorded as a loss on early extinguishment of debt on the Company's condensed consolidated statement of operations. The remaining unamortized debt issuance costs of $0.1 million will be deferred as debt issuance costs and amortized to interest expense, over the term of the New Term Loan, using the effective interest method. The New Term Loan, which was initiated by Thryv, Inc., the Company’s operating subsidiary, is secured by all the property of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

In accordance with the New Term Loan and the Senior Term Loan, for the three months ended March 31, 2021 and 2020, the Company recorded interest expense with related parties of $4.1 million and $5.2 million, respectively.

The Company has recorded accrued interest of $6.5 million and $8.5 million, as of March 31, 2021 and December 31, 2020, respectively. Accrued interest is included in Other current liabilities on the Company's condensed consolidated balance sheets.

As of March 31, 2021, 38.4% of the New Term Loan was held by related parties who are equity holders of the Company, including GoldenTree Asset Management LP, Paulson & Co. Inc., and Mudrick Capital Management, LP, who held 25.0%, 7.1%, and 6.3% of the debt, respectively.

Term Loan Covenants

The New Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter (commencing with the fiscal quarter ending June 30, 2021). As of March 31, 2021, the Company was in compliance with its New Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On March 1, 2021, the Company entered into an agreement to amend the June 30, 2017 ABL Facility (“ABL Amendment”). The ABL Amendment was entered into in order to permit the term loan refinancing, the Sensis Acquisition and make certain other changes to the ABL credit agreement, including, among others:

•revise the maximum revolver amount to $175.0 million;
•reduce the interest rate per annum to (i) 3-month LIBOR plus 3.00% for LIBOR loans and (ii) base rate plus 2.00% for base rate loans;
•reduce the commitment fee on undrawn amounts under the ABL Facility to 0.375%;
•extend the maturity date of the ABL Facility to the earlier of March 1, 2026 and 91 days prior to the stated maturity date of the Term Loan Facility;
•add the Australian subsidiaries acquired pursuant to the Sensis Acquisition as borrowers and guarantors, and establish an Australian borrowing base; and
•make certain other conforming changes consistent with the Term Loan Agreement.

The Company accounted for this transaction as a modification of the ABL Facility. Accordingly, the existing unamortized debt issuance costs of $2.4 million, as well as additional third-party fees and lender fees of $0.9 million associated with the latest ABL Amendment, will be deferred and will be amortized over the new term of the ABL Facility.

As of March 31, 2021 and December 31, 2020, the Company had debt issuance costs with a remaining balance of $3.2 million and $2.5 million, respectively. These debt issuance costs are included in Other assets on the Company's condensed consolidated balance sheets.

As of March 31, 2021, the Company had borrowing capacity of $113.1 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, and (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of March 31, 2021, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

The following table sets forth the components of the Company's total leaseback obligations as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Non-cash residual value of Tucker, Georgia lease	$54,676	$54,676
Future maturities associated with the Tucker, Georgia failed sale-leaseback liability	691	862
Total leaseback obligations	$55,367	$55,538

Note 9     Pensions

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest cost	$2,616	$4,234
Expected return on assets	(2,890)	(4,033)
Settlement (gain)	(15)	—
Remeasurement (gain)	(164)	—
Net periodic pension (benefit) cost	$(453)	$201

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

During the three months ended March 31, 2021, the Company recognized a pension settlement gain of less than $0.1 million. During the three months ended March 31, 2020, no pension settlement gains or losses were recognized.

During the three months ended March 31, 2021, the Company made cash contributions of $5.0 million to the qualified plans and contributions and associated payments of $0.7 million to the non-qualified plans. During the three months ended March 31, 2020, the Company made cash contributions of $3.6 million to the qualified plans, and contributions and associated payments of $0.5 million to the non-qualified plans.

For the fiscal year 2021, the Company expects to contribute approximately $25.0 million to the qualified plans and approximately $1.4 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

Stock Options

During the three months ended March 31, 2021, the Company issued an aggregate of 215,544 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan at exercise prices ranging from $3.68 to $13.82 per share. The stock-based compensation expense (benefit) recognized for stock option awards was $1.7 million and $(6.1) million during the three months ended March 31, 2021 and 2020, respectively.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was approved by the Company's board of directors on September 10, 2020 and became effective on September 23, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value at the beginning of offering period or 85% of the market value at the end of the offering period. The ESPP is intended to enable eligible employees to use payroll deductions to purchase shares of stock in offerings under the plan, and thereby acquire an interest in the Company. The maximum aggregate number of shares of stock available for purchase under the plan by eligible employees is 2,000,000 shares. No shares were issued through the ESPP during the three months ended March 31, 2021. The stock-based compensation expense recognized for the ESPP was $0.3 million during the three months ended March 31, 2021.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense (benefit), including the effects of gains and losses from changes in fair value for the three months ended March 31, 2020, recognized by the Company in the following line items in the Company's condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of services	$81	$(316)
Sales and marketing	832	(532)
General and administrative	1,058	(5,216)
Stock-based compensation expense (benefit)	$1,971	$(6,064)

Stock Warrants

As of March 31, 2021 and December 31, 2020, the Company had 10.5 million fully vested outstanding warrants. The holders of such warrants are entitled to purchase, in the aggregate, up to 5.8 million shares of common stock. Warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. During the three months ended March 31, 2021, 200 warrants were exercised. No warrants were exercised during the three months ended March 31, 2020. These warrants expire on August 15, 2023.

Share Repurchases

On January 28, 2020, the Company repurchased approximately 1.0 million shares of its outstanding common stock from a single stockholder. The total purchase price of this transaction was approximately $12.6 million. On March 10, 2020, the Company repurchased approximately 0.8 million shares of its outstanding common stock. The total purchase price of this transaction was $9.2 million. The shares acquired in each of these transactions were recorded as Treasury stock upon repurchase. There were no share repurchases during the three months ended March 31, 2021.

Note 11     Earnings per Share

The following table sets forth the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic net income per share:
Net income	$36,506	$28,102
Weighted-average common shares outstanding during the period	33,108,422	32,578,286
Basic net income per share	$1.10	$0.86

	Three Months Ended March 31,
	2021	2020
Diluted net income per share:
Net income	$36,506	$28,102
Basic shares outstanding during the period	33,108,422	32,578,286
Plus: Common stock equivalents associated with stock option awards	905,058	2,448,240
Diluted shares outstanding	34,013,480	35,026,526
Diluted net income per share	$1.07	$0.80
The computation of diluted shares outstanding excluded approximately 0.4 million of outstanding stock options and 0.1 million of ESPP shares for the three months ended March 31, 2021, 4.6 million of outstanding stock options for the three months ended March 31, 2020, and 10.5 million of outstanding stock warrants for the three months ended March 31, 2021 and 2020, as their effect would have been anti-dilutive.

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 24.4% for the three months ended March 31, 2021 and 32.3% for the three months ended March 31, 2020. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to tax permanent differences and discrete items recorded in each of the respective periods.

As of March 31, 2021 and December 31, 2020, the amount of unrecognized tax benefits was $23.7 million excluding interest and penalties, respectively, of which up to $23.7 million, respectively, would affect the Company's effective tax rate if realized. As of March 31, 2021 and December 31, 2020, the Company had $8.8 million and $8.4 million, respectively, recorded for interest in the condensed consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $21.8 million within the next 12 months, affecting the Company’s effective tax rate if realized.

Note 13     Contingent Liabilities

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

The government has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the government sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation is suspended. The appeals conference for YP will likely occur in the second quarter of 2021. In advance of the IRS Appeals conference, the parties did reach an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company was recently unsuccessful in its attempt to negotiate a settlement with IRS Appeals, and the government issued a 90-day notice to the Company. The Company filed a petition in the Tax Court to challenge the government’s denial.

As of March 31, 2021, and December 31, 2020, the Company has reserved approximately $32.3 million and $31.9 million in connection with the 199 disallowance and $0.2 million and $0.2 million related to the research and development tax credit disallowance, respectively. The decrease in the reserve balance is primarily attributable to a partial release of uncertain tax positions due to favorable developments with ongoing U.S. federal tax examinations. Pursuant to the acquisition transaction whereby the Company acquired certain entities from the YP Acquisition, the Company is entitled to (i) a dollar for dollar indemnification for the research and development tax liability, and (ii) a dollar for dollar indemnification for the 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability to certain stock that was escrowed in connection with the YP Acquisition. The value of that escrowed stock is estimated to be approximately $24.3 million at both March 31, 2021 and December 31, 2020.

Other

Texas Sales, Excise, and Use Tax Audit: We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to how each taxing jurisdiction will ultimately classify the Company's digital products and services for sales and use tax purposes. On June 24, 2020, the Texas Comptroller of Public Accounts issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through July 31, 2020. The Company has reserved $2.6 million for the total combined exposure for the periods open to audit examination, which is accrued on the Company's condensed consolidated balance sheet as of March 31, 2021.

New York Sales, Excise, and Use Tax Audit: On August 19, 2020, the New York State Department of Taxation and Finance issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through May 31, 2020. The Company has reserved $2.9 million for the total combined exposure for the respective period, which is accrued on the Company's condensed consolidated balance sheet as of March 31, 2021.

Note 14     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the three months ended March 31, 2021:

Accumulated Foreign Currency Translation Adjustments
Beginning balance at January 1, 2021	$—
Foreign currency translation adjustment, net of tax expense of $1.0 million	(2,967)
Ending balance at March 31, 2021	$(2,967)

Note 15     Segment Information
As a result of the Sensis Acquisition, we reviewed our segment reporting based on the information used by the Chief Executive Officer, who is also the chief operating decision maker (“CODM”), to assess performance and allocate resources subsequent to the Sensis Acquisition. As a result of this review, we determined that the Company manages operations using three operating segments which are also its reportable segments: (1) Marketing Services, (2) SaaS, and (3) Thryv International.
During the three months ended March 31, 2021, the Company adjusted its methodology of classifying certain revenue between products of its SaaS segment. The current and prior three months ended March 31 reflect the current methodology.
The following tables summarize the operating results of our reportable segments (in thousands):

	Three Months Ended March 31, 2021
	Marketing Services	SaaS	Thryv International	Total
Revenue	$227,933	$37,251	$15,422	$280,606
Segment EBITDA	98,631	316	5,986	104,933

	Three Months Ended March 31, 2020
	Marketing Services	SaaS	Thryv International	Total
Revenue	$286,722	$31,848	$—	$318,570
Segment EBITDA	110,078	2,701	—	112,779

A reconciliation of total Segment EBITDA to the Company’s Income before benefit (provision) for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Total Segment EBITDA	$104,933	$112,779
Interest expense	(15,672)	(19,930)
Depreciation and amortization	(19,718)	(37,823)
Other components of net periodic pension benefit (cost)	453	(201)
(Loss) on early extinguishment of debt	(299)	—
Impairment charges	—	(98)
Restructuring and integration expenses (1)	(9,234)	(9,845)
Transaction costs (2)	(10,546)	(6,534)
Stock-based compensation (expense) benefit	(1,971)	6,064
(Loss) from remeasurement of indemnification asset	—	(3,801)
Other	369	900
Income before (provision) for income taxes	$48,315	$41,511
(1)For the three months ended March 31, 2021, the Company incurred $0.6 million of severance expense, of which none was a result of the COVID-19 pandemic. For the three months ended March 31, 2020, the Company incurred $3.3 million of severance expense, of which $1.0 million was a result of the COVID-19 pandemic. In addition, the Company incurred losses on disposal of fixed assets and capitalized software and costs associated with abandoned facilities and system consolidation.
(2)Consists of direct listing, Sensis Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of revenue based on services for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Marketing Services
PYP	$112,911	$137,387
IYP	64,095	74,946
SEM	34,432	49,708
Other	16,495	24,681
Total Marketing Services	227,933	286,722
SaaS
Thryv Platform	25,900	25,268
Thryv Add-ons	11,351	6,580
Total SaaS	37,251	31,848
Thryv International
PYP	5,713	—
IYP	6,570	—
SEM	2,001	—
Other	1,138	—
Total Thryv International	15,422	—
Total Revenue	$280,606	$318,570

Note 16     Subsequent Events
On April 30, 2021, 1.0 million warrants were exercised to purchase approximately 0.6 million common shares at a strike price of $24.39 per common share, bringing our total outstanding shares to 33.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them.

We are one of the largest domestic providers of SaaS end-to-end customer experience tools and digital marketing solutions to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations.

We serve more than 400,000 SMB clients globally through three business segments: Marketing Services, SaaS, and Thryv International.

Our Marketing Services segment provides both print and digital solutions and generated $227.9 million and $286.7 million of consolidated total revenues for the three months ended March 31, 2021 and 2020, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“PYP”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages (“IYP”), known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing (“SEM”) solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization (“SEO”) tools.

Our SaaS segment generated $37.3 million and $31.8 million of consolidated total revenues for the three months ended March 31, 2021 and 2020, respectively. Our primary SaaS offerings include Thryv®, our flagship SMB end-to-end customer experience platform, and Thryv Add-ons, including automated lead generation service that integrates with our Thryv platform, website development, SEO tools, and Hub by Thryv. Additionally, we recently launched ThryvPaySM, our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service businesses that want to provide consumers safe, contactless, and fast online payment options.

Our Thryv International segment is comprised of Sensis, which the Company acquired on March 1, 2021 (the “Sensis Acquisition”). Sensis is Australia’s leading provider of marketing solutions serving SMBs. The Sensis Acquisition brings under the Thryv banner more than 100,000 existing Sensis clients, many of which we believe are ideal candidates for the Thryv platform. Our Thryv International segment generated $15.4 million of consolidated total revenues for the one month ended March 31, 2021.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2021, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions. We have seen this trend accelerate following the outbreak of the COVID-19 pandemic.
Change in Controlled Company Status

Prior to April 30, 2021, the Company met the definition of a “controlled company” as defined by Nasdaq as a company of which more than 50 percent of the voting power for the election of directors is held by an individual, group or another company. Though controlled companies are exempt from certain Nasdaq requirements relating to the composition of the board of directors, the Company has not availed itself of such exemptions. On April 30, 2021, the ownership of Mudrick Capital Management L.P. and associated funds, the Company’s largest shareholder, fell below 50 percent, which resulted in the Company no longer meeting the definition of a “controlled company”. The Company continues to be in compliance with the listing standards applicable to non-controlled companies.

Recent Developments - COVID-19
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have significantly disrupted the global economy, resulting in an adverse effect to the business operations of certain SMBs. However, many of our SMB clients operate service-based businesses that can easily operate remotely, or that have been designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the three months ended March 31, 2021 was somewhat mitigated as many of our clients continue to operate during this pandemic.
In our Marketing Services segment, in March 2020 we began offering certain pandemic credit incentives to select clients, including free advertising or headings, and payment extensions of up to three months. Additionally, some clients elected to pause their online advertising programs which resulted in a $0.6 million reduction in revenue for the three months ended March 31, 2021 compared to $0.5 million reduction in revenue for the three months ended March 31, 2020. Marketing Services segment revenue decreased by $58.8 million, or 20.5%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the continued decline in demand for print and digital services and increased competition in all areas of Marketing Services. This declining revenue trend in Marketing Services predated the COVID-19 pandemic. While the ongoing impact of the COVID-19 pandemic on our revenue depends upon the rate of continued spread of the virus as well as regulatory and private sector response, we expect Marketing Services revenue will continue to be impacted primarily by trends predating the COVID-19 pandemic.

In our SaaS segment, we have continued to experience an increase in demand as SMBs seek cloud-based solutions to facilitate virtual interactions with their customers instead of in person interactions. We have seen continued strength in demand during this period from many of our key categories such as home services and other professional services. Offsetting this growth is a decline in our legacy SaaS client base as we shift from lower-spend, less engaged clients that tend to have a higher churn rate, to higher spend, higher engaged clients. Additionally, in March 2020 we began offering certain pandemic credit incentives to select clients, including free digital and SaaS services for two to four months, and payment extensions of up to three months.

In our Thryv International segment, we continue to experience a limited negative impact to Australia in 2021 as a result of the COVID-19 pandemic. COVID-19 case numbers have remained relatively low in Australia since the initial outbreak and governmental authorities have adopted less severe lockdown requirements. This has resulted in our clients remaining open for business during the COVID-19 pandemic.

We have taken steps to mitigate the overall potential impact of the COVID-19 pandemic on our operating results by enhancing the capabilities of our inside and outside sales force while also actively managing costs. We minimized business disruptions by quickly and proactively transitioning our sales and client support teams into a remote working environment and providing increased training, technical capabilities and resources to enable virtual interactions with our clients. Additionally, in March 2020, we began offering certain pandemic credit incentives to select clients. These pandemic credit incentives resulted in a $2.2 million reduction in revenue for the three months ended March 31, 2021 compared to a reduction in revenue of $0.7 million for the three months ended March 31, 2020. Requests for incentives continued to decline in the first quarter of 2021 and the majority of clients who accepted incentives in 2020 have resumed contractual terms and pricing. However, due to a spike in COVID-19 cases during the three months ended December 31, 2020, we continued to offer pandemic credit incentives through the first quarter of 2021. As of April 1, 2021, we have virtually discontinued providing pandemic credits and accepting client requests to pause search campaigns due to the COVID-19 pandemic. All client requests for adjustments effective April 1, 2021 are now being handled as part of normal business operations consistent with historical practices.

Depending upon future development and spread of the virus, we expect the business environment to improve as more people are vaccinated. With respect to managing our costs, steps we have taken include reductions in force and cuts in non-essential spending. We believe the majority of these cost-saving measures to be temporary. During the three months ended March 31, 2021, we incurred total severance expense of $0.6 million, none of which was recorded as a result of the COVID-19 pandemic. During the three months ended March 31, 2020, we recognized severance expense of $1.0 million related to employee separations as a result of the COVID-19 pandemic. The economic downturn caused by COVID-19 resulted in an incremental amount of $3.1 million recorded to allowance for credit losses for the three months ended March 31, 2020. No incremental impact was recorded for the three months ended March 31, 2021. In addition, we remain committed to our variable cost structure and to limiting our capital expenditures, which will allow the Company to continue operating with relatively low working capital needs.

While the effects of the COVID-19 pandemic have impacted our financial results for the three months ended March 31, 2021, the overall impact was somewhat mitigated by the nature of our client base (SMBs offering services related to home, health and wellness, automotive, etc. and certain SMBs designated as “essential” by state and local authorities), the terms of our print agreements (typically 14 to 15 months), and the gradual increase in demand for our Thryv platform. The increase in demand for our Thryv platform and our decision to target higher spend and higher retention clients have also somewhat mitigated the impact of a reduction in the size of our salesforce on the Company’s ability to generate revenues.

During the three months ended March 31, 2021, we have continued to see trends similar to those experienced during the year ended December 31, 2020, including an increase in demand for our SaaS solutions and a continuing trend of decline in our Marketing Services business. The challenges we face in the future related to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus and regulatory and private sector response have on our current and prospective clients, including their ability and willingness to purchase our solutions, the timing of their purchasing decisions and the willingness of existing clients to renew subscriptions for our solutions. Although, to date, the COVID-19 pandemic has not had a material impact on our operational performance, financial performance, or liquidity, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.
Factors Affecting Our Performance
Our operations can be impacted by, among other factors, general economic conditions and increased competition with the introduction of new technologies and market entrants. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those listed below and those discussed in the section titled “Risk Factors.”
Ability to Attract and Retain Clients
Our revenue growth is driven by our ability to attract and retain SMB clients. To do so, we must deliver solutions that address the challenges currently faced by SMBs at a value-based price point that an SMB can afford.

Our strategy is to expand the use of our solutions by introducing our SaaS solutions to new SMB clients, as well as our current Marketing Services and Thryv International clients. This strategy includes capitalizing on the increased needs of SMBs for solutions that facilitate a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital.
Investment in Growth
We intend to continue to invest in the growth of our SaaS segment. We have selectively utilized a portion of the cash generated from our Marketing Services and Thryv International segments to support initiatives in our evolving SaaS segment, which has represented an increasing percentage of total revenue since launch. The SaaS segment became profitable during 2019. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also increase our operating expenses.
Ability to Grow Through Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States and Australian SMB markets and plan to leverage strategic acquisitions to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. In August 2020, we launched our first international SaaS reseller pilot, a joint initiative with the leading yellow pages player in the Caribbean, and we also signed a SaaS multi-location franchise client, a home services company with operations in the U.S. and Canada. On March 1, 2021, we completed the acquisition of Sensis, Australia’s leading provider of marketing solutions serving SMBs. We believe that acquisitions of marketing services companies will expand our client base and provide additional opportunities to offer our SaaS solutions. Our success largely depends on our ability to identify and execute acquisition opportunities and our ability to establish relationships with new SMBs.
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
Total Clients
We define total clients as the number of SMB accounts with one or more revenue-generating solutions in a particular period. For quarter- and year-ending periods, total clients from the last month in the period are reported. A single client may have separate revenue-generating accounts for multiple Marketing Services solutions or SaaS offerings, but we count these as one client when the accounts are managed by the same business entity or individual. Although infrequent, where a single organization has multiple subsidiaries, divisions, or segments, each business entity that is invoiced by us is treated as a separate client. We believe that the number of total clients is an indicator of our market penetration and potential future business opportunities. We view the mix between Marketing Services clients and SaaS clients as an indicator of potential future opportunities to offer our SaaS solutions to our Marketing Services clients. Total clients does not include Thryv International clients, as we are still in the process of recalculating the Sensis data using our calculation methodology. We plan to include the total clients of Thryv International in our future filings.

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

	As of March 31,
	2021	2020

	(in thousands)
Clients
Marketing Services	300	370
SaaS	44	45
Total (1)	317	385

(1)Total clients is less than the sum of the Marketing Services and SaaS, since clients that purchase both Marketing Services and SaaS products are counted in each category, but only counted once in the Total. Thryv International clients are exclusive to that category. Total clients does not include Thryv International clients, as we are still in the process of recalculating the Sensis data using our calculation methodology. We plan to include the total clients of Thryv International in our future filings.
Marketing Services clients decreased by 70 thousand or 19% as of March 31, 2021 as compared to March 31, 2020. The decrease in Marketing Services clients was related to a secular decline in the print media industry. The decline in the digital portion of our Marketing Services business was due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS client decreased by 1 thousand or 2% as of March 31, 2021 as compared to March 31, 2020. This was the result of an intentional strategic move by us to target higher spend, higher retention clients in lieu of lower-spend, higher churn clients. As part of this strategy, we discontinued sale of lower-priced tiers of our Thryv platform, which led to higher monthly average revenue per unit (“ARPU”) for the three months ended March 31, 2021. In making this strategic shift, our SaaS client count has decreased while SaaS ARPU has increased. We expect a return to SaaS client growth in fiscal 2021 as well as a continued trend towards higher SaaS ARPU.
Total clients decreased by 68 thousand or 18% as of March 31, 2021 as compared to March 31, 2020. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space.

Monthly ARPU
We define monthly ARPU as our total client billings for a particular month divided by the number of revenue-generating units during the same month. For each reporting period, the weighted-average monthly ARPU from all the months in the period are reported. We define units as SMB accounts with one or more revenue-generating solutions in a particular month. Units are synonymous with clients. As monthly ARPU varies based on the amounts we charge for our services, we believe it can serve as a measure by which investors can evaluate trends in the types and levels of services across our client base. Our measurement of ARPU helps us understand the rate at which we are monetizing our client base.

	Three Months Ended March 31,
	2021	2020
ARPU (Monthly)
Marketing Services	$212	$227
SaaS	304	240
Total (1)	$243	$246

(1)During the three months ended March 31, 2020, the total monthly ARPU is higher than the individual monthly ARPUs for Marketing Services and SaaS due to clients that purchase both Marketing Services and SaaS solutions. During the three months ended March 31, 2021, SaaS ARPU is higher than the Total monthly ARPU as we shift to selling to more higher spend SaaS-only clients. The Total monthly ARPU does not include Thryv International, as we are still in the process of recalculating the Sensis data using our calculation methodology. We plan to include the monthly ARPU of Thryv International in our future filings.
Monthly ARPU for the Marketing Services segment decreased by $15 or 7% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.
Monthly ARPU for the SaaS segment increased by $64 or 27% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in ARPU for these periods was largely driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform.
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

	As of March 31,
	2021	2020

	(in thousands)
Monthly Active Users - SaaS	31	26

Monthly active users increased by 5 thousand, or 19% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The number of monthly active users increased period over period despite no change in the total number of SaaS clients as we undertook efforts such as enhancing the sales process, the client onboarding experience, and lifecycle management in order to increase engagement among our SaaS clients. The increase was also driven by the focus by our sales team on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients as SMBs increased virtual interactions with their customers in lieu of in-person interactions as a result of the COVID-19 pandemic.
Key Components of Our Results of Operations
Revenue
We generate revenue from our three business segments, Marketing Services, SaaS and Thryv International. Our primary sources of revenue in our Marketing Services and Thryv International segments are print and digital services. Our primary source of revenue in our SaaS segment is our Thryv platform.
Cost of Services
Cost of services consists of expenses related to delivering our solutions, such as publishing, printing, and distribution of our print directories and fulfillment of our digital and SaaS offerings, including traffic acquisition, managed hosting, and other third-party service providers. Additionally, it includes personnel-related expenses such as salaries, benefits, and stock-based compensation for our operations team, non-capitalizable software and hardware purchases, and allocated overhead costs which includes information technology expenses, depreciation of fixed assets, and amortization associated with capitalized software and intangible assets.

Operating Expenses

Sales and Marketing

Sales and marketing expense consists primarily of base salaries, stock-based compensation, and sales commissions paid to our inside and outside sales force and other expenses incurred by personnel within the sales, marketing, sales training, and client care departments. Additionally, Sales and marketing expense includes advertising costs such as media, promotional material, branding, online advertising, and allocated overhead costs which includes information technology expenses, depreciation of fixed assets, and amortization associated with capitalized software and intangible assets.

General and Administrative

General and administrative expense primarily consists of salaries, benefits and stock-based compensation incurred by corporate management and administrative functions such as finance and accounting, legal, internal audit, human resources, billing and receivables, and management personnel. In addition, general and administrative expense includes bad debt expense, non-recurring charges, and other corporate expenses such as professional fees, operating taxes, and insurance. General and administrative expense also includes allocated overhead costs which includes information technology expenses, depreciation of fixed assets, and amortization associated with capitalized software and intangible assets.

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension cost, (loss) on early extinguishment of debt, and other expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended March 31,
	2021		2020 (ii)
	(in thousands) (unaudited)
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$280,606	100%	$318,570	100%
Cost of services	98,160	35.0%	117,976	37.0%
Gross profit	182,446	65.0%	200,594	63.0%

Operating expenses:
Sales and marketing	76,540	27.3%	89,292	28.0%
General and administrative	41,279	14.7%	49,562	15.6%
Impairment charges (i)	—	—%	98	—%
Total operating expenses	117,819	42.0%	138,952	43.6%

Operating income	64,627	23.0%	61,642	19.3%

Other income (expense):
Interest expense	(15,672)	(5.6)%	(19,930)	(6.3)%
Other components of net periodic pension cost	453	0.2%	(201)	(0.1)%
Other expense	(1,093)	(0.4)%	—	—%
Income before (provision) for income taxes	48,315	17.2%	41,511	13.0%
(Provision) for income taxes	(11,809)	(4.2)%	(13,409)	(4.2)%
Net income	$36,506	13.0%	$28,102	8.8%
Other financial data:
Adjusted EBITDA	$104,933	37.4%	$112,779	35.4%
Adjusted gross profit	$193,771		$218,633
Adjusted gross margin	69.1%		68.6%

(i)Impairment charges, which was previously included as part of General and administrative expense, is presented as a separate line item for the three months ended March 31, 2021 and 2020.

(ii)The three months ended March 31, 2021 has been updated to include a Gross profit subtotal line item and the reclassification of depreciation and amortization from a single line in its condensed consolidated statements of operations to be reflected as a component of Gross profit, Sales and marketing expense, and General and administrative expense. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Revenue
The following table summarizes revenues by business segment for the periods indicated:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(in thousands) (unaudited)
Marketing Services	$227,933	$286,722	$(58,789)	(20.5)%
SaaS	37,251	31,848	5,403	17.0%
Thryv International	15,422	—	15,422	NM
Total revenues	$280,606	$318,570	$(37,964)	(11.9)%
Total revenues decreased by $38.0 million, or 11.9%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in total revenues was driven by a decrease in Marketing Services revenue of $58.8 million, partially offset by an increase in SaaS revenue of $5.4 million, and Thryv International revenue of $15.4 million recognized subsequent to the completion of the Sensis Acquisition.
Marketing Services Revenue
Marketing Services revenue decreased by $58.8 million, or 20.5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Print revenue decreased by $24.5 million, or 17.8%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Secular decline in industry demand for print services resulted in a 17% decline in revenue compared to the three months ended March 31, 2020, with the remaining decline primarily driven by publication timing differences caused by our print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, which typically range from 14 to 15 months. The titles published during the three months ended March 31, 2021 are therefore different than the titles published during the three months ended March 31, 2020. This should be considered when comparing period over period.
Digital services revenue decreased by $34.3 million, or 23.0%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. IYP revenue decreased by $10.9 million, or 14.5%, driven by a continued trending decline in the Company’s Marketing Services client base. SEM revenue decreased by $15.3 million, or 30.7% which was consistent with expectations due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $8.2 million, or 33.2%, as we shifted from selling these services on a standalone basis to only offering them as inclusions or add-ons to our Thryv platform for new clients.
SaaS Revenue

SaaS revenue increased by $5.4 million, or 17.0%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was driven by increased demand for our Thryv platform as SMBs have increased their contact-less customer interactions and remote working capabilities due to the COVID-19 pandemic, and by our success in re-focusing our go-to-market and onboarding strategy to target higher spend and higher engaged clients. This is partially offset by a decline in our lower-spend and less engaged legacy SaaS clients that tend to have a higher churn rate and an increase in the provision for service credits due to COVID-19.
Thryv International Revenue

Thryv International revenue was $15.4 million for the one month ended March 31, 2021. Given that the Sensis acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the three months ended March 31, 2020. Thryv International revenue included print revenue of $5.7 million, IYP revenue of $6.6 million, SEM revenue of $2.0 million, and other digital media solutions revenue of $1.1 million recognized subsequent to the completion of the Sensis Acquisition.

Cost of Services
Cost of services decreased by $19.8 million, or 16.8%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in cost of services was primarily driven by declining revenue and strategic cost savings initiatives. Cost of services as a percentage of revenue decreased to 35.0% for the three months ended March 31, 2021 from 37.0% for the three months ended March 31, 2020. This decline was largely the result of the Company’s continued efforts to reduce costs in order to maintain profitability, and reduced workforce due to the impacts of COVID-19. Specifically, we reduced printing, distribution and digital and fulfillment support costs by $10.3 million, employee related costs by $4.7 million and non-capitalized software and hardware purchases by $3.5 million. Additionally, allocated depreciation and amortization expense decreased by $13.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the accelerated amortization method used by the Company. Depreciation and amortization expense for the three months ended March 31, 2020. These decreases in expenses were partially offset by $12.3 million of Thryv International Cost of services recognized subsequent to the completion of the Sensis Acquisition.
Gross Profit

Gross profit decreased by $18.1 million, or 9.0% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in gross profit was primarily due to the decline in total revenue, partially offset by decreases in printing, distribution, and digital and fulfillment support costs, and depreciation and amortization expense.

Our gross margin increased by 2.0 percentage points, to 65.0% for the three months ended March 31, 2021 as compared to 63.0% for the three months ended March 31, 2020. The increase in gross margin was primarily driven by a decrease in printing, distribution, and digital and fulfillment support costs, and depreciation and amortization expense, partially offset by a corresponding decrease in revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $12.8 million, or 14.3%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Sales and marketing expense as a percentage of revenue decreased to 27.3% for the three months ended March 31, 2021 from 28.0% for the three months ended March 31, 2020. The decrease in Sales and marketing expense was primarily due to the decline in total revenue and cost savings initiatives that were undertaken to mitigate the overall impact of the COVID-19 pandemic on our results of operations. Specifically, the decrease in Sales and marketing expense was due to lower employee related costs of $5.5 million, lower sales commissions of $2.4 million, primarily due to our reduction in workforce, and lower contract services of $2.4 million. Additionally, allocated depreciation and amortization expense decreased by $9.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the accelerated amortization method used by the Company. These decreases in expenses were partially offset by $5.1 million of Thryv International Sales and marketing expenses recognized subsequent to the completion of the Sensis Acquisition. Additionally, advertising and sales promotion expense increased by $3.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

General and Administrative

General and administrative expense decreased by $8.3 million, or 16.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily driven by lower bad debt expense of $9.5 million, lower employee related costs of $2.7 million, a decrease in the loss on the remeasurement of our indemnification asset of $3.8 million, and a decrease in the loss on the sale of property of $3.0 million. Additionally, allocated depreciation and amortization expense decreased by $4.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the accelerated amortization method used by the Company. These decreases in expenses were partially offset by $3.5 million of Thryv International General and administrative expenses recognized subsequent to the completion of the Sensis Acquisition, and increases in stock-based compensation expense of $6.3 million and non-recurring transaction costs primarily related to the Sensis Acquisition of $4.0 million.
General and administrative expense as a percentage of revenue decreased to 14.7% for the three months ended March 31, 2021 from 15.6% for the three months ended March 31, 2020. This decrease was attributable to the decline in total revenue and lower expenses, including lower bad debt expense and employee related costs.

Impairment Charges
Impairment charges decreased by $0.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. No impairment charges were incurred during the three months ended March 31, 2021, while $0.1 million of impairment charges were recognized during the three months ended March 31, 2020.

Other Income (Expense)

Interest Expense
Interest expense decreased by $4.3 million, or 21.4%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to overall lower indebtedness. The Company incurred interest expense from related parties of $4.1 million for the three months ended March 31, 2021 as compared to $5.2 million for the three months ended March 31, 2020.

Other Components of Net Periodic Pension Cost
Other components of net periodic pension cost decreased by $0.7 million, from an expense of $0.2 million during the three months ended March 31, 2020 to a benefit of $(0.5) million during for the three months ended March 31, 2021. This change was primarily due to lower interest expense of $1.6 million, and a remeasurement gain of $0.2 million recognized during the three months ended March 31, 2021, partially offset by a lower expected return on assets of $1.1 million.

Other Expense

During the three months ended March 31, 2021, the Company incurred other expense of $1.1 million, which included foreign currency related expense of $0.8 million and a loss on early extinguishment of debt of $0.3 million.

(Provision) for Income Taxes

(Provision) for income taxes decreased by $1.6 million, or 11.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The effective income tax rate was 24.4% and 32.3% for the three months ended March 31, 2021 and 2020, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to tax permanent differences and discrete items recorded in each of the respective periods.

Adjusted EBITDA

Adjusted EBITDA decreased by $7.8 million, or 7.0%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in Adjusted EBITDA was primarily driven by the decrease in total revenue, which was partially offset by declining costs as we continue to focus on cost reductions.
Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. We also present Adjusted EBITDA, Adjusted Gross Profit, and Adjusted Gross Margin, as defined below, as non-GAAP financial measures in this Quarterly Report.
We have included Adjusted EBITDA in this report because management believes it provides useful information to investors in gaining an overall understanding of our current financial performance and provides consistency and comparability with past financial performance. Specifically, we believe Adjusted EBITDA provides useful information to management and investors by excluding certain non-operating items that we believe are not indicative of our core operating results. In addition, Adjusted EBITDA and Adjusted Gross Profit is used by management for budgeting and forecasting as well as measuring the Company’s performance. We believe Adjusted EBITDA, Adjusted Gross Profit, and Adjusted Gross Margin provide investors with the financial measures that closely align with our internal processes.
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income (loss) plus Interest expense, (Benefit) provision for income taxes, Depreciation and amortization expense, Loss on early extinguishment of debt, Restructuring and integration charges, Transaction costs, Stock-based compensation expense, Impairment charges and non-operating expenses, such as, Other components of net periodic pension cost, Non-cash (gain) loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to net income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of depreciation and amortization expense and stock-based compensation expense (benefit).
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income (in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Adjusted EBITDA
Net income	$36,506	$28,102
Interest expense	15,672	19,930
Provision for income taxes	11,809	13,409
Depreciation and amortization expense	19,718	37,823
Loss on early extinguishment of debt	299	—
Restructuring and integration expenses (1)	9,234	9,845
Transaction costs (2)	10,546	6,534
Stock-based compensation expense (benefit) (3)	1,971	(6,064)
Other components of net periodic pension (benefit) cost (4)	(453)	201
Non-cash loss from remeasurement of indemnification asset (5)	—	3,801
Impairment charges	—	98
Other (6)	(369)	(900)
Adjusted EBITDA	$104,933	$112,779
(1)For the three months ended March 31, 2021 and 2020, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation.
(2)Expenses related to the Company's direct listing, Sensis Acquisition and other transaction costs.
(3)Company records stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. Additionally, stock-based compensation expense includes the remeasurement of these awards at each period end. See “Note 4, Fair Value Measurements”, to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
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

(6)Other primarily includes expenses related to potential non-income based tax liabilities. Additionally, during the three months ended March 31, 2021, other includes foreign exchange related expense of $0.8 million

The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin (in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Adjusted Gross Profit
Gross profit	$182,446	$200,594
Plus:
Depreciation and amortization expense	11,244	18,355
Stock-based compensation expense (benefit)	81	(316)
Adjusted gross profit	$193,771	$218,633
Gross margin	65.0%	63.0%
Adjusted gross margin	69.1%	68.6%
Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv Inc., who in turn generates cash flow from its own operations and operations of its subsidiaries, and has cash and cash equivalents on hand, funds provided under the New Term Loan and funds available under the ABL Facility. The agreements governing our credit facilities may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our ABL Facility will be sufficient to meet our liquidity requirements, such as working capital requirements for our operations, business development and investment activities, and payments for our debt obligations, for the following 12 months. Any projections of future earnings and cash flows are subject to substantial uncertainty. Our future success and capital adequacy will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to address our annual cash obligations and reduce our outstanding debt, all of which are subject to general economic, financial, competitive, and other factors beyond our control. As a result of COVID-19, many SMBs may continue to experience a reduction in revenues and cash flows and may not have the ability to pay amounts owed to us. We are also assessing our business operations and the impact that COVID-19 may have on our financial results and liquidity. We continue to monitor our capital requirements to ensure our needs are in line with available capital resources.

In addition, our board of directors authorizes us to undertake share repurchases from time to time. The amount and timing of any share repurchases that we make will depend on a variety of factors, including available liquidity, cash flows, our capacity to make repurchases under our credit facility and market conditions.
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,		$
	2021	2020	Change

	(unaudited)
Cash flows provided by (used in):
Operating activities	$14,204	$45,642	$(31,438)
Investing activities	(177,858)	(7,620)	(170,238)
Financing activities	191,796	(38,731)	230,527

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $31.4 million, or 68.9%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

The decrease in net cash provided by operating activities of $31.4 million is primarily due to the timing of accounts receivable collections, the timing of billing of unbilled receivables in accordance with the terms of our print agreements, and the timing of payments against accounts payable and taxes payable, in addition to the overall decline of our sales. The change in cash flows from operating activities was also affected by higher income tax payments of $16.8 million and lower interest payments of $3.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $170.2 million, or 2,234.1%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

The increase in net cash used in investing activities of $170.2 million was primarily due to cash paid of approximately $174.2 million in connection with the Sensis Acquisition on March 1, 2021. This increase in cash used was partially offset by a decrease of $5.5 million in capitalized expenditures. Additionally, during the three months ended March 31, 2020, the Company received proceeds from the sales of buildings and other fixed assets of $1.5 million, while no proceeds were received during the three months ended March 31, 2021.

Cash Flows from Financing Activities

Net cash from financing activities increased by $230.5 million, or 595.2%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in cash flow from financing activities is primarily related to the proceeds received from the New Term Loan that the Company entered into on March 1, 2021 and the timing of proceeds and payments on the Senior Term Loan and ABL Facility.

The increase in net cash from financing activities of $230.5 million was primarily driven by net proceeds received from the New Term Loan of $679.0 million, partially offset by cash used to repay the remaining outstanding principal balance of the Senior Term Loan of $449.6 million, compared to payments made on the Senior Term Loan of $34.0 million during the three months ended March 31, 2020. The increase in net cash from financing activities was further driven by lower payments of $27.1 million on the ABL Facility and $21.8 million for the repurchase of shares of our outstanding common stock. These increases in net cash from financing activities were partially offset by lower proceeds from the ABL Facility of $79.8 million.

Debt

Term Loan

On March 1, 2021, the Company entered into a New Term Loan. The proceeds of the New Term Loan were used to finance the Sensis Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”) and pay fees and expenses related to the Sensis Acquisition and related financing.

The Term Loan Facility in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who are equity holders of the Company, including GoldenTree Asset Management LP, Paulson & Co. Inc., and Mudrick Capital Management, LP, who held 25.0%, 7.1%, and 6.3% of the debt respectively. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter commencing June 30, 2021.

ABL Facility
On March 1, 2021, the Company entered into the ABL Amendment. The ABL Amendment was entered into in order to permit the term loan refinancing, the Sensis Acquisition and make certain other changes to the ABL credit agreement, including, among others:

•revise the maximum revolver amount to $175.0 million;
•reduce the interest rate per annum to (i) 3-month LIBOR plus 3.00% for LIBOR loans and (ii) base rate plus 2.00% for base rate loans;
•reduce the commitment fee on undrawn amounts under the ABL Facility to 0.375%;
•extend the maturity date of the ABL Facility to the earlier of March 1, 2026 and 91 days prior to the stated maturity date of the Term Loan Facility;
•add the Australian subsidiaries acquired pursuant to the Sensis Acquisition as borrowers and guarantors, and establish an Australian borrowing base; and
•make certain other conforming changes consistent with the Term Loan Agreement.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the New Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the New Term Loan and ABL Facility as of March 31, 2021. We had total recorded debt outstanding of $720.2 million at March 31, 2021, which was comprised of amounts outstanding under our New Term Loan of $676.6 million and ABL Facility of $43.7 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Critical Accounting Policies
Foreign Currency

The functional currency of the Company’s foreign operating subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at the weighted-average exchange rates during the period. Foreign currency transaction gains and losses are recorded in other expense.
Other than the foreign currency accounting policy referenced above, our critical accounting policies and estimates have not changed from those described in Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”
Recent Accounting Pronouncements
For a description of accounting pronouncements recently adopted and issued, see “Part I, Item 1. Note 1, Description of Business and Summary of Significant Accounting Policies.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2021, we had total recorded debt outstanding of $720.2 million, which was comprised of amounts outstanding under our New Term Loan of $676.6 million and ABL Facility of $43.7 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $7.2 million annually, based on the debt outstanding at March 31, 2021.

Inflation Risk

We currently operate in the United States of America, and internationally in Australia. We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Foreign Exchange Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation, and our risk grows.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to our risk factors disclosed in our 2020 Form 10-K, except as set forth below.

We may experience difficulties in integrating the operations, personnel and assets of Sensis which we acquired in March 2021.
We recently acquired Sensis. We may be unable to manage Sensis’s business or successfully integrate the business with our historic operations without substantial costs, delays or other operational or financial problems. In addition, we may not be able to maintain and grow the revenues and operating margins of the Sensis business, realize cost synergies with Sensis’s services and operations, retain all of Sensis existing customers and employees, and Sensis may not be able to effectively market our Thryv product to Australian customers. If we are unable to successfully manage the new business, we will not be able to generate sufficient revenue to offset the acquisition costs that we have incurred which could have a material adverse effect on our financial position and results of operations.

Recent or potential future acquisitions may subject us to significant risks, any of which could harm our business.

Our long-term strategy has included in the past, and may continue to include in the future, identifying and acquiring suitable candidates on acceptable terms. In particular, over time, we may acquire providers of product offerings that complement our business.

Acquisitions include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•    diversion of management attention from running our existing business;
•    increased expenses, including, but not limited to, legal, administrative and compensation expenses;
•    retaining key personnel of an acquired company;
•    increased costs to integrate the technology, personnel, customer base and business practices of the acquired business;
•    our ability to integrate the businesses successfully and efficiently and to obtain the expected benefits of the transactions;
•    our ability to obtain financing for the acquisition;
•    assuming the legal obligations of the acquired company, including potential exposure to material liabilities not discovered in the due diligence; and
•    ineffective or inadequate control, procedures and policies at the acquired company may negatively impact our results of operations.
Any acquired business could significantly under-perform relative to our expectations and may not achieve the benefits we expect on a timely basis or at all. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives.

Expansion of our operations to, and offering our services in, markets outside of the U.S. subjects us to political, economic, legal, operational and other risks that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

We are continuing to expand our operations by offering our products and services in Australia, and may expand to additional markets outside of the U.S. in the future, which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

•    changes in local economic environment;
•    political instability;
•    trade regulations;
•    intellectual property legal protections;
•    procedures and actions affecting pricing, reimbursement and marketing of our products and services;
•    fluctuations in foreign currency rates;
•    additional U.S. and foreign taxes;
•    changes in local laws or regulations, or interpretation or enforcement thereof;
•    potentially longer ramp-up times for offering our services; and
•    data and privacy regulations.

Issues relating to the failure to comply with applicable non-U.S. laws, requirements or restrictions may also impact our domestic business and/or raise scrutiny on our domestic practices.

Additionally, some factors that will be critical to the success of our international business and operations will be different than those affecting our domestic business and operations. For example, conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with local laws and regulations, including to fulfill financial reporting requirements, and to overcome the numerous new challenges inherent in managing international operations.

Any expansion of our international operations through acquisitions or through organic growth could increase these risks. Additionally, while we may invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, including to start up or acquire new businesses, we may not be able to operate them profitably on the anticipated timeline, or at all.

These risks could have a material adverse effect on our business, results of operations, financial condition, cash flows and could materially harm our reputation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

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

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith as an Exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

May 13, 2021	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chief Executive Officer and President
(Principal Executive Officer)

May 13, 2021	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)