Form 10-Q
period 2021-06-30
Thryv Holdings, Inc.
filed 2021-08-11
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

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
Yes ☐ No ☒

As of August 9, 2021, there were 33,865,449 shares of the registrant's common stock outstanding.

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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as our subsequent Quarterly Reports on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements contained in this report, which speak only as of the date of this report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.
In this Quarterly Report on Form 10-Q, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$291,047	$303,612	$571,653	$622,182
Cost of services	112,607	110,605	210,767	228,581
Gross profit	178,440	193,007	360,886	393,601

Operating expenses:
Sales and marketing	87,394	79,105	163,934	168,397
General and administrative	33,100	44,194	74,379	93,756
Impairment charges	3,611	18,132	3,611	18,230
Total operating expenses	124,105	141,431	241,924	280,383

Operating income	54,335	51,576	118,962	113,218
Other income (expense):
Interest expense	(14,502)	(13,426)	(26,109)	(28,206)
Interest expense, related party	(4,668)	(4,586)	(8,733)	(9,736)
Other components of net periodic pension benefit (cost)	272	(936)	725	(1,137)
Other expense	(2,966)	—	(4,059)	—
Income before (provision) for income taxes	32,471	32,628	80,786	74,139
(Provision) for income taxes	(8,112)	(21,164)	(19,921)	(34,573)
Net income	$24,359	$11,464	$60,865	$39,566

Net income per common share:
Basic	$0.72	$0.36	$1.82	$1.24
Diluted	$0.66	$0.34	$1.72	$1.15

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	33,622,666	31,435,941	33,367,734	32,007,114
Diluted	36,687,030	33,803,465	35,352,445	34,414,996
The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$24,359	$11,464	$60,865	$39,566
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,478)	—	(4,445)	—
Comprehensive income	$22,881	$11,464	$56,420	$39,566
The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$15,785	$2,406
Accounts receivable, net of allowance of $21,450 and $33,030	312,457	296,570
Contract assets, net of allowance of $157 and $338	8,415	10,975
Taxes receivable	1,890	9,229
Prepaid expenses and other current assets	36,370	26,172
Indemnification asset	25,190	24,346
Total current assets	400,107	369,698
Fixed assets and capitalized software, net	76,315	89,044
Goodwill	678,793	609,457
Intangible assets, net	123,907	31,777
Deferred tax assets	106,069	93,099
Other assets	26,944	21,902
Total assets	$1,412,135	$1,214,977
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$30,024	$8,927
Accrued liabilities	168,602	139,613
Current portion of unrecognized tax benefits	30,615	30,022
Contract liabilities	32,233	18,942
New Term Loan, current	70,000	—
Other current liabilities	12,898	9,896
Total current liabilities	344,372	207,400
New Term Loan, net	365,189	—
New Term Loan, related party	154,697	—
Senior Term Loan, net	—	335,683
Senior Term Loan, related party	—	113,482
ABL Facility	58,022	79,238
Leaseback obligations	—	54,798
Pension obligations, net	174,217	190,827
Deferred tax liabilities	1,179	508
Other liabilities	44,756	36,266
Total long-term liabilities	798,060	810,802
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 60,391,597, shares issued and 33,713,187 shares outstanding at June 30, 2021; and 59,590,422 shares issued and 32,912,012 shares outstanding at December 31, 2020	604	596
Additional paid-in capital	1,076,124	1,059,624
Treasury stock - 26,678,410 shares at June 30, 2021 and December 31, 2020	(468,613)	(468,613)
Accumulated other comprehensive income (loss)	(4,445)	—
Accumulated deficit	(333,967)	(394,832)
Total stockholders' equity	269,703	196,775
Total liabilities and stockholders' equity	$1,412,135	$1,214,977
The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

Three Months Ended June 30, 2021
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of March 31, 2021	59,806,077	$598	$1,058,504	(26,678,410)	$(468,613)	$(2,967)	$(358,326)	$229,196
Exercise of stock options	23,731	—	2,024	—	—	—	—	2,024
Exercise of stock warrants	561,789	6	13,675	—	—	—	—	13,681
Stock compensation expense	—	—	1,921	—	—	—	—	1,921
Cumulative translation adjustment	—	—	—	—	—	(1,478)	—	(1,478)
Net income	—	—	—	—	—	—	24,359	24,359
Balance as of June 30, 2021	60,391,597	$604	$1,076,124	(26,678,410)	$(468,613)	$(4,445)	$(333,967)	$269,703

Three Months Ended June 30, 2020
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of March 31, 2020	57,463,943	$574	$1,009,001	(25,805,102)	$(459,732)	$—	$(515,951)	$33,892
Purchase of treasury stock	—	—	—	(829,696)	(8,856)	—	—	(8,856)
Net income	—	—	—	—	—		11,464	11,464
Balance as of June 30, 2020	57,463,943	$574	$1,009,001	(26,634,798)	$(468,588)	$—	$(504,487)	$36,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

Six Months Ended June 30, 2021
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$—	$(394,832)	$196,775
Exercise of stock options	239,275	2	(1,072)	—	—	—	—	(1,070)
Exercise of stock warrants	561,900	6	13,680	—	—	—	—	13,686
Stock compensation expense	—	—	3,892	—	—	—	—	3,892
Cumulative translation adjustment	—	—	—	—	—	(4,445)	—	(4,445)
Net income	—	—	—	—	—	—	60,865	60,865
Balance as of June 30, 2021	60,391,597	$604	$1,076,124	(26,678,410)	$(468,613)	$(4,445)	$(333,967)	$269,703

Six Months Ended June 30, 2020
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2019	57,443,282	$574	$1,008,701	(23,952,756)	$(437,962)	$—	$(544,053)	$27,260
Purchase of treasury stock	—	—	—	(2,682,042)	(30,626)	—	—	(30,626)
Exercise of stock options	20,661	—	300	—	—	—	—	300
Net income	—	—	—	—	—		39,566	39,566
Balance as of June 30, 2020	57,463,943	$574	$1,009,001	(26,634,798)	$(468,588)	$—	$(504,487)	$36,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$60,865	$39,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,626	75,429
Amortization of debt issuance costs	1,930	534
Deferred income taxes	(51,439)	(42,150)
Provision for credit losses	292	22,436
Provision for service credits	8,719	17,197
Stock-based compensation expense (benefit)	3,892	(5,484)
Other components of net periodic pension (benefit) cost	(725)	1,137
Loss on termination of leaseback obligations	3,409	—
(Gain) loss on disposal/write-off of fixed assets and capitalized software	(44)	3,491
Impairment charges	3,611	18,230
Non-cash (gain) loss from remeasurement of indemnification asset	(844)	4,418
Loss on foreign currency exchange rates	640	—
Other, net	(17)	—
Changes in working capital items, excluding acquisitions:
Accounts receivable	70,491	(28,791)
Contract assets	2,402	(2,050)
Prepaid expenses and other assets	(7,567)	3,177
Accounts payable and accrued liabilities	(51,133)	(67,064)
Accrued income taxes, net	3,258	64,821
Operating lease liability	(2,407)	(3,482)
Contract liabilities	(13,157)	(3,544)
Net cash provided by operating activities	81,802	97,871

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(14,315)	(12,975)
Proceeds from the sale of building and fixed assets	63	1,502
Acquisition of a business, net of cash acquired	(174,190)	—
Net cash (used in) investing activities	(188,442)	(11,473)

Cash Flows from Financing Activities
Proceeds from New Term Loan	418,070	—
Proceeds from New Term Loan, related party	260,930	—
Payments of New Tern Loan	(62,089)	—
Payments of New Term Loan, related party	(25,911)	—
Payments of Senior Term Loan	(335,821)	(45,090)
Payments of Senior Term Loan, related party	(113,789)	(20,300)
Proceeds from ABL Facility	545,809	606,455
Payments of ABL Facility	(567,025)	(596,969)
Purchase of treasury stock	—	(30,626)
Other	3,305	(191)
Net cash provided by (used in) financing activities	123,479	(86,721)

Effect of exchange rate changes on cash and cash equivalents	(819)	—
Increase (decrease) in cash and cash equivalents and restricted cash	16,020	(323)
Cash and cash equivalents and restricted cash, beginning of period	2,406	1,912
Cash and cash equivalents and restricted cash, end of period	$18,426	$1,589

Supplemental Information
Cash paid for interest	$37,608	$39,671
Cash paid for income taxes, net	$38,411	$11,902

The accompanying notes are an integral part of the condensed consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv” or the “Company”) provides small-to-medium sized businesses (“SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages (“PYP”) and Internet Yellow Pages (“IYP”) and provides a comprehensive offering of digital marketing services such as search engine marketing (“SEM”), and other digital media services, including online display advertising, and search engine optimization (“SEO”) tools. In addition, through the Thryv® platform, the Company is a provider of SaaS business management tools designed for SMBs.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 have been prepared on the same basis as the audited annual financial statements. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements. The condensed consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2020.

Gross Profit Change

The Company has revised the format of its condensed consolidated statements of operations, since the issuance of its Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”), in order to provide better insight into its results of operations and to align its presentation to certain industry competitors. As a result, a Gross profit subtotal line item was added within the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. Additionally, the Company reclassified Depreciation and amortization from a single line in its condensed consolidated statements of operations to be reflected as a component of Gross profit, Sales and marketing expense, and General and administrative expense.

The following summarizes the changes made to the Company's condensed consolidated statements of operations for three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020
	As Reported	Adjustments	As Adjusted
Cost of services	$91,974	$18,631	$110,605
Sales and marketing	65,811	13,294	79,105
General and administrative	38,513	5,681	44,194
Impairment charges	18,132	—	18,132
Depreciation and amortization	37,606	(37,606)	—

	Six Months Ended June 30, 2020
	As Reported	Adjustments	As Adjusted
Cost of services	$191,594	$36,987	$228,581
Sales and marketing	141,164	27,233	168,397
General and administrative	82,547	11,209	93,756
Impairment charges	18,230	—	18,230
Depreciation and amortization	75,429	(75,429)	—

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

Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, assets acquired and liabilities assumed in business combinations, capitalized costs to obtain a contract, certain amounts relating to the accounting for income taxes, including valuation allowance, indemnification asset, stock-based compensation expense, operating lease right-of-use assets and operating lease liabilities, accrued service credits, and net pension obligation. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, operating lease right-of-use assets, goodwill and intangible assets.

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

Summary of Significant Accounting Policies

Except for the addition of foreign currency to the Company’s significant accounting policies and the change related to income taxes, as described below, there have been no changes to the Company’s significant accounting policies as of and for the three and six months ended June 30, 2021 as compared to the significant accounting policies included in the Company's 2020 Form 10-K.

Restricted Cash

The following table presents a reconciliation of Cash and cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	June 30, 2021	June 30, 2020	December 31, 2020
Cash and cash equivalents	$15,785	$1,589	$2,406
Restricted cash, included in Prepaid expenses and other current assets	2,641	—	—
Total Cash and cash equivalents, and restricted cash	$18,426	$1,589	$2,406

Impairment Charges

During the three and six months ended June 30, 2021, the Company recorded operating lease right-of-use assets impairment charges of $3.6 million due to the Company's decision to operate in a “Remote First” working environment. These impairment charges were recorded in the Thryv International segment.

In June 2020, the Company announced its plans to become a “Remote First” company, meaning that the majority of the workforce will continue to operate in a remote working environment indefinitely. As a result, the Company closed certain office buildings, including most of the space at the corporate headquarters in Dallas. The Company kept certain office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in the data centers in Dallas and Virginia. During the three and six months ended June 30, 2020, the Company recorded operating lease right-of-use assets impairment charges of $15.2 million and $15.3 million, respectively, and a fixed assets impairment charge of $2.9 million due to the Company's decision to operate in a “Remote First” working environment and consolidate operations at certain locations. Approximately $16.4 million and $1.8 million of the impairment charges related to becoming a “Remote First” company were recorded in the Marketing Services and SaaS segments, respectively.

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

Note 2      Acquisitions

Sensis Acquisition

On March 1, 2021 (the “Acquisition Date”), Thryv Australia Pty Ltd. (“Buyer”), an Australian proprietary limited company and a direct wholly-owned subsidiary of Thryv International Holding LLC, a direct and wholly owned subsidiary of the Company, acquired all of the issued and outstanding equity interests of (i) Sunshine NewCo Pty Ltd, an Australian proprietary limited company, and its subsidiaries, and (ii) Sensis Holding Limited (“Sensis”), a private limited company incorporated under the laws of England and Wales, and its subsidiaries (collectively, the “Sensis Acquisition”). The Sensis Acquisition expanded the Company's market share with a broader geographical footprint. Additionally, the Sensis Acquisition provided the Company with a significant increase in clients. Sensis is a provider of marketing solutions serving SMBs in Australia. Control was obtained by means of acquiring all the voting interests.

In connection with the Sensis Acquisition, the Company paid consideration of approximately $215.0 million in cash, subject to customary closing adjustments, financed by a New Term Loan (as defined in Note 8) that was entered into on the Acquisition Date. All acquisition-related costs, amounting to $8.7 million, were expensed as incurred by the Company and no portion of these costs are included in consideration transferred. These costs were presented within General and administrative expense in the Company's condensed consolidated statement of operations. Additionally, as part of the effort to fund the Sensis Acquisition, the Company incurred debt issuance costs of $4.2 million related to a New Term Loan, of which $2.5 million is capitalized and amortized using the effective interest method. See “Note 8, Debt Obligations.”

The Company accounted for the Sensis Acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). This requires that the assets acquired and liabilities assumed be measured at fair value. The Company determined, using Level 3 inputs, the fair value of certain assets and liabilities, including fixed assets, intangible assets, and financing obligations and deferred revenue, by applying a combination of the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas trade names were valued using a relief of royalty method. The fair values of property, plant and equipment and intangible and other assets acquired and liabilities assumed, have been prepared on a preliminary basis with information currently available and are subject to change. Management is still reviewing the characteristics and assumptions related to Sensis’s assets acquired and liabilities assumed. The preliminary purchase price allocation is expected to be finalized within 12 months after the Acquisition Date.

The following table summarizes the consideration transferred and the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Total cash consideration	$214,984
Total purchase consideration, as allocated below:	$214,984

Cash and cash equivalents	$40,794
Accounts receivable and other current assets	88,529
Other assets	9,367
Fixed assets and capitalized software	40,957
Intangible assets:
Client relationships (useful life 3.5 years)	101,839
Trademarks (useful life 3.5 years)	24,877
Accounts payable	(31,163)
Accrued liabilities	(40,713)
Contract liabilities	(27,075)
Other current liabilities	(6,733)
Deferred tax liabilities	(42,121)
Other liabilities	(15,505)
Total identifiable net assets	$143,053
Goodwill	71,931
Total net assets acquired	$214,984

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $71.9 million was primarily related to the benefits expected from the Sensis Acquisition and was allocated to the Thryv International segment. The goodwill recognized is not deductible for income tax purposes.

The Sensis Acquisition contributed $62.3 million in revenue and $(20.3) million in net (loss) since the Acquisition Date.

Pro Forma Results

The pro forma condensed combined financial information presented below was derived from historical financial records of Thryv and Sensis and presents the operating results of the combined Company, as if the Sensis Acquisition had occurred on January 1, 2020. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense and related tax effects.

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Sensis Acquisition been completed as of January 1, 2020, nor is it meant to be indicative of future results of operations that the combined entity will experience (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$321,162	$368,598	$639,914	$727,802
Net income	45,816	24,651	98,231	37,724

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

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's condensed consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three and six months ended June 30, 2021, the Company recognized revenue of $4.7 million and $9.5 million that was recorded in Contract liabilities as of December 31, 2020. For the three and six months ended June 30, 2020, the Company recognized revenue of $6.2 million and $12.3 million that was recorded in Contract liabilities as of December 31, 2019.

Pandemic Credits

During the three and six months ended June 30, 2021, the Company recognized pandemic credits of $0.8 million and $3.0 million, respectively, provided to customers most impacted by COVID-19. During the three and six months ended June 30, 2020, the Company recognized pandemic credits of $5.7 million and $6.4 million, respectively, provided to customers most impacted by COVID-19. The Company has reflected these price concessions as reduction to revenue in the condensed consolidated statements of operations.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have a significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach.
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. During the three and six months ended June 30, 2021 and 2020, there were no transfers between levels in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets such as goodwill, intangible assets, fixed assets, capitalized software and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are predominantly based on Level 2 and Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 13, Contingent Liabilities, as part of the YP Acquisition agreement, the Company is indemnified for an uncertain tax position for up to the fair value of 1.8 million shares held in escrow, subject to certain contract limitations (the “Indemnification asset”). Due to an increase in the Company’s share prices as of June 30, 2021, the number of shares expected to be returned by seller is 0.7 million, which represents the number of shares required to satisfy the uncertain tax position less $8.0 million.

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

The following table presents a reconciliation of the Company’s Level 3 indemnification asset measured and recorded at fair value on a recurring basis as of June 30, 2021 and 2020, (in thousands):

	2021	2020
Balance as of January 1,	$—	$29,789
Change in fair value	—	(4,418)
Balance as of June 30	$—	$25,371

As of June 30, 2021 and December 31, 2020, the fair value of the Company's Level 1 indemnification asset was $25.2 million and $24.3 million, respectively. A $0.8 million gain related to the Company’s Level 1 indemnification asset during the three and six months ended June 30, 2021 was recorded in General and administrative expense on the Company's condensed consolidated statements of operations.

The loss of $0.6 million and $4.4 million on the Company’s Level 3 indemnification asset during the three and six months ended June 30, 2020, respectively, was recorded in General and administrative expense on the Company's condensed consolidated statements of operations.

The fair value of benefit plan assets is measured and recorded on the Company's condensed consolidated balance sheets using Level 2 inputs. See “Note 9, Pensions.”

At June 30, 2020, the fair value associated with the Company's liability classified stock-based compensation awards totaled $49.5 million, of which $37.3 million was vested. The fair value of each stock option award and its subsequent period over period remeasurement, in the case of liability classified stock-based compensation awards, is estimated using the Black-Scholes option pricing model using Level 3 inputs. The decrease in value of the vested portion of the liability classified stock-based compensation awards at June 30, 2020 was primarily associated with a decrease in the Company's share fair value.

The Company did not have liability classified stock-based compensation as of June 30, 2021.

The following table presents a reconciliation of the Company’s stock option liability measured and recorded at fair value on a recurring basis as of June 30, 2021 and 2020 (in thousands):

	2021	2020
Balance as of January 1 (1)	$—	$43,026
Exercise of stock options	—	(224)
Change in fair value	—	(9,087)
Amortization of grant date fair value	—	3,603
Balance as of June 30	$—	$37,318
(1)    As of October 1, 2020, based on the Company’s intention and ability to equity settle upon exercise, these stock options were classified as equity awards, and the liability associated with stock-based compensation award was reclassified to Additional paid-in capital.
Stock-based compensation expense of $1.9 million and $3.9 million recognized during the three and six months ended June 30, 2021, respectively, was recorded in Cost of services, Sales and marketing, and General and administrative expense in the Company's condensed consolidated statements of operations.
Stock-based compensation expense of $0.6 million and (benefit) of $(5.5) million recognized during the three and six months ended June 30, 2020, respectively, was recorded in Cost of services, Sales and marketing, and General and administrative expense in the Company's condensed consolidated statements of operations.
Fair Value of Financial Instruments

The Company considers the carrying amounts of cash, trade receivables, and accounts payable to approximate fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.

Additionally, the Company considers the carrying amounts of its ABL Facility (as defined in Note 8) and financing obligations to approximate their fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See “Note 8, Debt Obligations.”

The New Term Loan and the Senior Term Loan (as defined in Note 8) are carried at amortized cost; however, the Company estimates the fair value of each term loan for disclosure purposes. The fair value of the New Term Loan and the Senior Term Loan is determined based on quoted prices that are observable in the market place and are classified as Level 2 measurements. See “Note 8, Debt Obligations.”
The following table sets forth the carrying amount and fair value of the New Term Loan and Senior Term Loan (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Term Loan, net	$589,886	$588,411	$—	$—
Senior Term Loan, net	—	—	449,165	441,742

Note 5     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the Company for six months ended June 30, 2021 (in thousands):

	Marketing Services	SaaS	Thryv International	Total
Balance as of December 31, 2020	$390,573	$218,884	$—	$609,457
Sensis Acquisition	—	—	71,931	71,931
Effects of foreign currency translation	—	—	(2,595)	(2,595)
Balance as of June 30, 2021	$390,573	$218,884	$69,336	$678,793
Intangible Assets

The following tables set forth the details of the Company's intangible assets as of June 30, 2021 and December 31, 2020 (in thousands of $):

	As of June 30, 2021
	Gross	Accumulated Amortization	Effects of Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$803,641	$720,886	$3,126	$79,629	3.3
Trademarks and domain names	225,177	181,050	785	43,342	2.4
Patented technologies	19,600	19,600	—	—	0.0
Covenants not to compete	1,954	1,018	—	936	2.0
Total intangible assets	$1,050,372	$922,554	$3,911	$123,907	3.0

	As of December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$701,802	$701,518	$284	1.4
Trademarks and domain names	200,300	169,545	30,755	2.0
Patented technologies	19,600	19,600	—	0.0
Covenants not to compete	1,497	759	738	1.8
Total intangible assets	$923,199	$891,422	$31,777	2.0

Amortization expense for intangible assets for the three and six months ended June 30, 2021 was $21.0 million and $30.9 million, respectively. Amortization expense for the and three and six months ended June 30, 2020 was $28.9 million and $57.8 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows (in thousands):

Fiscal Year	Estimated Future Amortization Expense
2021	$42,200
2022	50,835
2023	21,926
2024	8,946
Total	$123,907

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses (in thousands):

	2021	2020
Balance as of January 1	$33,368	$26,828
Sensis Acquisition, balance as of March 1, 2021	2,733	—
Additions (1)	292	22,436
Deductions (2)	(14,787)	(12,635)
Balance as of June 30 (3)	$21,606	$36,629

(1)    For the six months ended June 30, 2021, represents provision for bad debt expense of $0.3 million which is included in General and administrative expense. For the three months ended June 30, 2021, the Company recorded a benefit for bad debt expense of $(1.7) million. For the six months ended June 30, 2020, the Company recorded a provision for bad debt expense of $22.4 million. For the three months ended June 30, 2020, the provision for bad debt expense was $11.8 million.

(2)    For the six months ended June 30, 2021 and 2020, represents amounts written off as uncollectible, net of recoveries.

(3)    As of June 30, 2021, $21.4 million of the allowance is attributable to Accounts receivable and $0.2 million is attributable to Contract assets. As of June 30, 2020, $36.2 million of the allowance is attributable to Accounts receivable and $0.4 million is attributable to Contract assets.

The Company’s exposure to expected credit losses depends on the financial condition of its clients and other macroeconomic factors. The Company maintains an allowance for credit losses based upon its estimate of potential credit losses. This allowance is based upon historical and current client collection trends, any identified client-specific collection issues, and current as well as expected future economic conditions and market trends. The economic downturn caused by COVID-19 resulted in an incremental amount of $2.0 million and $5.1 million recorded to allowance for credit losses for the three and six months ended June 30, 2020, respectively. No incremental impact was recorded for the three and six months ended June 30, 2021.

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities (in thousands):

	June 30, 2021	December 31, 2020
Accrued salaries and related expenses	$50,779	$53,844
Accrued severance	872	2,280
Accrued taxes	48,571	26,209
Accrued expenses	63,398	51,284
Accrued service credits	4,982	5,996
Accrued liabilities	$168,602	$139,613
The following tables set forth additional information related to severance expense incurred by the Company and recorded to General and administrative expense during the periods presented (in thousands):

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Marketing Services	SaaS	Thryv International	Total	Marketing Services	SaaS	Thryv International	Total
Severance expense (1)	$420	$85	$61	$566	$934	$170	$66	$1,170
(1)    During the three and six months ended June 30, 2021, none of the severance expense recorded was related to employee terminations as a result of COVID-19.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Marketing Services	SaaS	Total	Marketing Services	SaaS	Total
Severance expense (1)	$3,593	$412	$4,005	$6,603	$746	$7,349
(1)    During the three months ended June 30, 2020, severance expense included employee separation charges of $4.0 million recorded as a result of COVID-19. During the six months ended June 30, 2020, the severance expense includes employee termination charges of $5.0 million recorded as a result of COVID-19. As of June 30, 2020, this restructuring is complete.
The following tables set forth additional information related to severance payments made by the Company during the periods presented (in thousands):

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	COVID-19 Related	YP Integration Related	Other	Total	COVID-19 Related	YP Integration Related	Other	Total
Severance payments	$51	$—	$862	$913	$119	$—	$2,195	$2,314

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	COVID-19 Related	YP Integration Related	Other	Total	COVID-19 Related	YP Integration Related	Other	Total
Severance payments	$2,227	$1,110	$830	$4,167	$2,227	$2,898	$1,429	$6,554

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of June 30, 2021 and December 31, 2020 (in thousands):

	Maturity	Interest	Rate	June 30, 2021	December 31, 2020
New Term Loan, net (1)	March 1, 2026	LIBOR +	8.5%	$589,886	$—
Senior Term Loan, net (2)	December 31, 2023	LIBOR +	9.0%	—	449,165
ABL Facility (Fifth Amendment)	March 1, 2026	3-month LIBOR +	3.0%	58,022	—
ABL Facility (Fourth Amendment)(3)	September 30, 2023	3-month LIBOR +	4.0%	—	79,238
Total debt obligations				$647,908	$528,403
Less: Current portion of New Term Loan				70,000	—
Total debt obligations, long-term				$577,908	$528,403

(1)     Net of original issue discount costs of $19.6 million and debt issuance costs of $2.5 million, as of June 30, 2021.
(2)     Net of debt issuance costs of $0.4 million, as of December 31, 2020.
(3)     The Fourth Amendment to the ABL Facility was replaced by the Fifth Amendment to the ABL Facility on March 1, 2021.

Term Loan

On March 1, 2021, the Company entered into a new term loan credit agreement (the “New Term Loan”). The proceeds of the New Term Loan were used to finance the Sensis Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Sensis Acquisition and related financing.

The New Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who are equity holders of the Company, including GoldenTree Asset Management LP, Paulson & Co. Inc., and Mudrick Capital Management, LP, who held 25.0%, 7.1%, and 6.3% of the debt, respectively, as of March 1, 2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter commencing June 30, 2021.

The net proceeds from the New Term Loan of $674.9 million (net of original issue discount costs of $21.0 million and third-party fees of $4.1 million) were used to repay the remaining $449.6 million outstanding principal balance of the Senior Term Loan, accrued interest of $0.4 million, and third-party fees of $0.1 million. The Company accounted for this transaction with existing lenders as a modification. The transaction with other lenders party to only the Senior Term Loan was accounted for as an extinguishment.

Accordingly, total third-party fees paid were $4.2 million, of which $1.7 million was immediately charged to General and administrative expense on the Company's condensed consolidated statement of operations. The remaining third-party fees of $2.5 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the loan, using the effective interest method. Additionally, there was unamortized debt issuance costs of $0.4 million on the existing Senior Term Loan, of which $0.3 million was written off and recorded as a loss on early extinguishment of debt on the Company's condensed consolidated statement of operations. The remaining unamortized debt issuance costs of $0.1 million will be deferred as debt issuance costs and amortized to interest expense, over the term of the New Term Loan, using the effective interest method. The New Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

In accordance with the New Term Loan and the Senior Term Loan, the Company recorded interest expense with related parties for the three months ended June 30, 2021 and 2020 of $4.7 million and $4.6 million, respectively, and for the six months ended June 30, 2021 and 2020 of $8.7 million and $9.7 million, respectively.

The Company has recorded accrued interest of $3.4 million and $8.5 million, as of June 30, 2021 and December 31, 2020, respectively. Accrued interest is included in Other current liabilities on the Company's condensed consolidated balance sheets.

As of June 30, 2021, 29.6% of the New Term Loan was held by related parties who are equity holders of the Company, including GoldenTree Asset Management LP, Paulson & Co. Inc., and Mudrick Capital Management, LP, who held 17.9%, 7.6%, and 4.1% of the debt, respectively.

Term Loan Covenants

The New Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter (commencing with the fiscal quarter ended June 30, 2021). As of June 30, 2021, the Company was in compliance with its New Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On March 1, 2021, the Company entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 ABL Facility (the “ABL Facility”). The ABL Amendment was entered into in order to permit the term loan refinancing, the Sensis Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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

As of June 30, 2021 and December 31, 2020, the Company had debt issuance costs with a remaining balance of $3.1 million and $2.5 million, respectively. These debt issuance costs are included in Other assets on the Company's condensed consolidated balance sheets.

As of June 30, 2021, the Company had borrowing capacity of $77.7 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of June 30, 2021, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

Leaseback Obligations

As part of the YP Acquisition on June 30, 2017, the Company assumed certain obligations including a failed sale-leaseback liability associated with land and a building in Tucker, Georgia. In conjunction with this financing liability, the fair value of the land and building was included as a part of the total tangible assets acquired in the acquisition. A certain amount of this liability consists of a non-cash residual value at termination of the lease, which on this date will be written off against the remaining carrying value of the land and building, with any amount remaining recorded as a gain on termination of the lease contract. In June 2021, the Company made a $10.2 million cash payment to terminate the lease, which is recorded in Other in Cash flows from financing activities on the Company's condensed consolidated statement of cash flows. As of June 30, 2021, the lease termination resulted in the write-off of $48.1 million in net carrying value of assets under leaseback obligation and $55.2 million in leaseback obligations. During the three and six months ended June 30, 2021, a $3.1 million loss on the termination of leaseback obligations was recorded in Other expense on the Company's condensed consolidated statements of operations.

The following table sets forth the components of the Company's total leaseback obligations as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Non-cash residual value of Tucker, Georgia lease	$—	$54,676
Future maturities associated with the Tucker, Georgia failed sale-leaseback liability	—	862
Total leaseback obligations	$—	$55,538

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$2,618	$4,199	$5,234	$8,433
Expected return on assets	(2,890)	(4,026)	(5,780)	(8,059)
Settlement (gain)/loss	—	24	(15)	24
Remeasurement (gain)/loss	—	739	(164)	739
Net periodic pension (benefit) cost	$(272)	$936	$(725)	$1,137

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

During the three and six months ended June 30, 2021, the Company made cash contributions of $10.0 million and $15.0 million to the qualified plans and contributions and associated payments of $0.2 million and $0.9 million to the non-qualified plans. During the three and six months ended June 30, 2020, the Company made cash contributions of $12.2 million and $15.8 million to the qualified plans, and contributions and associated payments of $0.2 million and $0.7 million to the non-qualified plans.

For the fiscal year 2021, the Company expects to contribute approximately $25.0 million to the qualified plans and approximately $1.4 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock Options

During the six months ended June 30, 2021, the Company issued an aggregate of 239,275 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan at exercise prices ranging from $3.68 to $13.82 per share. Stock-based compensation expense (benefit) recognized for stock option awards was $1.6 million and $3.2 million during the three and six months ended June 30, 2021, respectively, compared to $0.6 million and $(5.5) million recognized during the three and six months ended June 30, 2020, respectively.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was approved by the Company's board of directors on September 10, 2020 and became effective on September 23, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value at the beginning of the offering period or 85% of the market value at the end of the offering period. The ESPP is intended to enable eligible employees to use payroll deductions to purchase shares of stock in offerings under the plan, and thereby acquire an interest in the Company. The maximum aggregate number of shares of stock available for purchase under the plan by eligible employees is 2,000,000 shares. 149,865 shares were issued through the ESPP during the three and six months ended June 30, 2021. The stock-based compensation expense recognized for the ESPP was $0.4 million and $0.7 million during the three and six months ended June 30, 2021, respectively.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense (benefit), including the effects of gains and losses from changes in fair value during the three and six months ended June 30, 2020, recognized by the Company in the following line items in the Company's condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of services	$83	$70	$164	$(246)
Sales and marketing	794	213	1,626	(319)
General and administrative	1,044	297	2,102	(4,919)
Stock-based compensation expense (benefit)	$1,921	$580	$3,892	$(5,484)

Stock Warrants

As of June 30, 2021 and December 31, 2020, the Company had 9.4 million and 10.5 million fully vested outstanding warrants, respectively. As of June 30, 2021 and December 31, 2020, the holders of such warrants are entitled to purchase, in the aggregate, up to 5.2 million and 5.8 million shares, respectively, of common stock. Warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. During the three and six months ended June 30, 2021, 1,011,224 and 1,011,424 warrants, respectively, were exercised. No warrants were exercised during the three and six months ended June 30, 2020. These warrants expire on August 15, 2023. The $13.7 million proceeds received on the exercise of the warrants is recorded in Other in Cash flows from financing activities on the Company's condensed consolidated statement of cash flows.

Share Repurchases

On January 28, 2020, the Company repurchased approximately 1.0 million shares of its outstanding common stock from a single stockholder for a total purchase price of $12.6 million. On March 10, 2020, the Company repurchased approximately 0.8 million shares of its outstanding common stock, for a total purchase price of $9.2 million. During June 2020, the Company repurchased approximately 0.8 million of shares of its outstanding common stock for a total purchase price of $8.8 million. The shares acquired in each of these transactions were recorded as Treasury stock upon repurchase. There were no share repurchases during the three and six months ended June 30, 2021.

Note 11     Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income per share:
Net income	$24,359	$11,464	$60,865	$39,566
Weighted-average common shares outstanding during the period	33,622,666	31,435,941	33,367,734	32,007,114
Basic net income per share	$0.72	$0.36	$1.82	$1.24

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted net income per share:
Net income	$24,359	$11,464	$60,865	$39,566
Basic shares outstanding during the period	33,622,666	31,435,941	33,367,734	32,007,114
Plus: Common stock equivalents associated with stock option awards	3,064,364	2,367,524	1,984,711	2,407,882
Diluted shares outstanding	36,687,030	33,803,465	35,352,445	34,414,996
Diluted net income per share	$0.66	$0.34	$1.72	$1.15
The computation of diluted shares outstanding for the three months ended June 30, 2021 did not exclude any shares whose effect would have been anti-dilutive, while the computation of diluted shares outstanding for the six months ended June 30, 2021 excluded 0.4 million outstanding stock options, less than 0.1 million of ESPP shares, and 10.5 million of outstanding stock warrants, as their effect would have been anti-dilutive. The computation of diluted shares outstanding for the both the three and six months ended June 30, 2020 excluded 4.6 million outstanding stock options and 10.5 million of stock warrants, as their effect would have been anti-dilutive.

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 25.0% and 24.7% for the three and six months ended June 30, 2021 and 64.9% and 46.6% for the three and six months ended June 30, 2020. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to tax permanent differences and discrete items recorded in each of the respective periods.

As of June 30, 2021 and December 31, 2020, the amount of unrecognized tax benefits was $23.5 million and $23.7 million excluding interest and penalties, respectively, of which up to $23.5 million and $23.7 million, respectively, would affect the Company's effective tax rate if realized. As of June 30, 2021 and December 31, 2020, the Company had $9.2 million and $8.4 million, respectively, recorded for interest in the condensed consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $21.6 million within the next 12 months, affecting the Company’s effective tax rate if realized.

Note 13     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, losses are considered probable, but the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. For these matters, disclosure is made but no amount is reserved. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's condensed consolidated statements of operations, balance sheets or cash flows.

Section 199 and Research and Development Tax Case: Section 199 of the Internal Revenue Code of 1986, as amended (the“Tax Code”) provides for deductions for manufacturing performed in the U.S. The Internal Revenue Service (“IRS”) has taken the position that directory providers are not entitled to take advantage of the deductions because printing vendors are already taking deductions and only one taxpayer can claim the deduction. The Tax Code also grants tax credits related to research and development expenditures. The IRS also takes the position that the expenditures have not been sufficiently documented to be eligible for the tax credit. The Company disagrees with these positions.

The IRS has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation is suspended. The appeals conference for YP will likely occur in the third quarter of 2021. In advance of the IRS Appeals conference, the parties did reach an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company was recently unsuccessful in its attempt to negotiate a settlement with IRS Appeals, and the government issued a 90-day notice to the Company. The Company filed a petition in the U.S. Tax Court to challenge the IRS denial.

As of June 30, 2021 and December 31, 2020, the Company has reserved approximately $32.7 million and $31.9 million, respectively, in connection with the 199 disallowance and less than $0.1 million and $0.2 million, respectively, related to the research and development tax credit disallowance. The increase in the reserve balance is primarily attributable to additional interest accrued during the second quarter of 2021. Pursuant to the YP Acquisition agreement, the Company is entitled to (i) a dollar for dollar indemnification for the research and development tax liability, and (ii) a dollar for dollar indemnification for the 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability to certain stock that was escrowed in connection with the YP Acquisition. The value of that escrowed stock is estimated to be approximately $25.2 million and $24.3 million at June 30, 2021 and December 31, 2020, respectively.

Other

Texas Sales, Excise, and Use Tax Audit: We conduct operations in many tax jurisdictions. In many of these jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to how each taxing jurisdiction will ultimately classify the Company's digital products and services for sales and use tax purposes. On June 24, 2020, the Texas Comptroller of Public Accounts issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through July 31, 2020. The Company has reserved $2.6 million for the total combined exposure for the periods open to audit examination, which is accrued on the Company's condensed consolidated balance sheet as of June 30, 2021.

New York Sales, Excise, and Use Tax Audit: On August 19, 2020, the New York State Department of Taxation and Finance issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through May 31, 2020. The Company has reserved $2.8 million for the total combined exposure for the respective period, which is accrued on the Company's condensed consolidated balance sheet as of June 30, 2021.

Note 14     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the six months ended June 30, 2021:

Accumulated Foreign Currency Translation Adjustments
Beginning balance at January 1, 2021	$—
Foreign currency translation adjustment, net of tax expense of $1.5 million	(4,445)
Ending balance at June 30, 2021	$(4,445)

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
During the six months ended June 30, 2021, the Company adjusted its methodology of classifying certain revenue between products of its SaaS segment. The three and six months ended June 30, 2021, and 2020 reflect the current methodology.
The following tables summarize the operating results of our reportable segments (in thousands):

	Three Months Ended June 30, 2021
	Marketing Services	SaaS	Thryv International	Total
Revenue	$202,795	$41,386	$46,866	$291,047
Segment EBITDA	82,684	(2,119)	16,188	96,753

	Three Months Ended June 30, 2020
	Marketing Services	SaaS	Thryv International	Total
Revenue	$272,327	$31,285	$—	$303,612
Segment EBITDA	112,612	5,523	—	118,135

	Six Months Ended June 30, 2021
	Marketing Services	SaaS	Thryv International	Total
Revenue	$430,728	$78,637	$62,288	$571,653
Segment EBITDA	181,315	(1,803)	22,174	201,686

	Six Months Ended June 30, 2020
	Marketing Services	SaaS	Thryv International	Total
Revenue	$559,049	$63,133	$—	$622,182
Segment EBITDA	222,690	8,224	—	230,914

A reconciliation of total Segment EBITDA to the Company’s Income before benefit (provision) for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Segment EBITDA	$96,753	$118,135	$201,686	$230,914
Interest expense	(19,170)	(18,012)	(34,842)	(37,942)
Depreciation and amortization	(29,908)	(37,606)	(49,626)	(75,429)
Other components of net periodic pension benefit (cost)	272	(936)	725	(1,137)
(Loss) on termination of leaseback obligations	(3,110)	—	(3,409)	—
Impairment charges	(3,611)	(18,132)	(3,611)	(18,230)
Restructuring and integration expenses (1)	(3,489)	(7,347)	(12,723)	(17,192)
Transaction costs (2)	(5,440)	(3,232)	(15,986)	(9,766)
Stock-based compensation (expense) benefit	(1,921)	(580)	(3,892)	5,484
Gain (loss) from remeasurement of indemnification asset	844	(617)	844	(4,418)
Other	1,251	955	1,620	1,855
Income before (provision) for income taxes	$32,471	$32,628	$80,786	$74,139
(1)During the three and six months ended June 30, 2021, the Company incurred $0.6 million and $1.2 million of severance expense, respectively, of which none was a result of the COVID-19 pandemic. During the three and six months ended June 30, 2020, the Company incurred a total of $4.0 million and $7.3 million of severance expense, respectively, of which $4.0 million and $5.0 million, respectively, was a result of the COVID-19 pandemic. In addition, the Company incurred losses on disposal of fixed assets and capitalized software and costs associated with abandoned facilities and system consolidation.
(2)Consists of direct listing, Sensis Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of revenue based on services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketing Services
PYP	$93,753	$139,160	$206,664	$276,547
IYP	61,004	69,321	125,099	144,267
SEM	32,202	40,951	66,634	90,659
Other	15,836	22,895	32,331	47,576
Total Marketing Services	202,795	272,327	430,728	559,049
SaaS
Thryv Platform	26,798	24,263	52,698	49,531
Thryv Add-ons	14,588	7,022	25,939	13,602
Total SaaS	41,386	31,285	78,637	63,133
Thryv International
PYP	15,231	—	20,944	—
IYP	18,361	—	24,931	—
SEM	6,030	—	8,031	—
Other	7,235	—	8,373	—
Thryv Platform	6	—	6	—
Thryv Add-ons	3	—	3	—
Total Thryv International	46,866	—	62,288	—
Total Revenue	$291,047	$303,612	$571,653	$622,182

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

Our Marketing Services segment provides both print and digital solutions and generated $202.8 million and $272.3 million of consolidated total revenues for the three months ended June 30, 2021 and 2020, respectively, and $430.7 million and $559.0 million of consolidated total revenues for the six months ended June 30, 2021 and 2020, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“PYP”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages (“IYP”), known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing (“SEM”) solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization (“SEO”) tools.

Our SaaS segment generated $41.4 million and $31.3 million of consolidated total revenues for the three months ended June 30, 2021 and 2020, respectively, and $78.6 million and $63.1 million of consolidated total revenues for the six months ended June 30, 2021 and 2020, respectively. Our primary SaaS offerings include Thryv®, our flagship SMB end-to-end customer experience platform, and Thryv Add-Ons. Thryv Add-Ons, include an automated lead generation service that fully integrates with our Thryv platform, website development, SEO tools, Google My Business optimization, and Hub by ThryvSM. An additional add-on, ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast online payment options. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our Thryv International segment is comprised of Sensis Pty Ltd (“Sensis”), which the Company acquired on March 1, 2021 (the “Sensis Acquisition”). Sensis is Australia’s leading provider of marketing solutions serving SMBs. The Sensis Acquisition brings under the Thryv banner more than 100,000 existing Sensis clients, many of which we believe are ideal candidates for the Thryv platform. Our Thryv International segment generated $46.9 million and $62.3 million of consolidated total revenues for the three and four months ended June 30, 2021, respectively.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2021, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions. We have seen this trend accelerate following the outbreak of the COVID-19 pandemic.

Recent Developments - COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have significantly disrupted the global economy, resulting in an adverse effect on the business operations of certain SMBs. However, many of our SMB clients operate service-based businesses that can easily operate remotely, or that have been designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the six months ended June 30, 2021 was somewhat mitigated as many of our clients continue to operate during this pandemic.
In our Marketing Services segment, in March 2020, we began offering certain pandemic credit incentives to select clients, including free advertising or headings, and payment extensions of up to three months. Marketing Services segment revenue decreased by $69.5 million, or 25.5%, during the three months ended June 30, 2021 as compared to the corresponding period in 2020, and $128.3 million, or 23.0%, during the six months ended June 30, 2021 as compared to the corresponding period in 2020, primarily due to the continued decline in demand for print and digital services and increased competition in all areas of Marketing Services. This declining revenue trend in Marketing Services predated the COVID-19 pandemic. While the ongoing impact of the COVID-19 pandemic on our revenue depends upon the rate of continued spread of the virus as well as regulatory and private sector response, we expect Marketing Services revenue will continue to be impacted primarily by trends predating the COVID-19 pandemic.

In our SaaS segment, we have continued to experience an increase in demand as SMBs seek cloud-based solutions to facilitate virtual interactions with their customers instead of in-person interactions. We have seen continued strength in demand during this period from many of our key categories such as home services and other professional services. Offsetting this growth is a decline in our legacy SaaS client base as we shift from lower-spend, less engaged clients that tend to have a higher churn rate, to higher spend, higher engaged clients. Additionally, in March 2020, we began offering certain pandemic credit incentives to select clients, including free digital and SaaS services for two to four months, and payment extensions of up to three months.

In our Thryv International segment, we continue to experience a limited negative impact to Australia in 2021 as a result of the COVID-19 pandemic. During the three months ended June 30, 2021, there were a number of Australian cities that have experienced a slight increase in cases and subsequent restrictions, however the number of COVID-19 cases in Australia have remained relatively low since the initial outbreak and the impact to our clients has been minimal as most have continued to remain open for business throughout the COVID-19 pandemic.

We have taken steps to mitigate the overall potential impact of the COVID-19 pandemic on our operating results by enhancing the capabilities of our inside and outside sales force while also actively managing costs. We minimized business disruptions by quickly and proactively transitioning our sales and client support teams into a remote working environment and providing increased training, technical capabilities and resources to enable virtual interactions with our clients. Additionally, in March 2020, we began offering certain pandemic credit incentives to select clients. These pandemic credit incentives resulted in a $0.8 million and $3.0 million reduction in revenue for the three and six months ended June 30, 2021, respectively, compared to a reduction in revenue of $5.7 million and $6.4 million for the three and six months ended June 30, 2020, respectively. Requests for incentives continued to decline in the first half of 2021, and the majority of clients who accepted incentives in 2020 have resumed contractual terms and pricing. As of June 30, 2021, we have virtually discontinued providing pandemic credits and accepting client requests to pause search campaigns due to the COVID-19 pandemic. All client requests for adjustments effective April 1, 2021 are now being handled as part of normal business operations consistent with historical practices.

Depending upon future development and spread of the virus, including existing and new variants, we generally expect the business environment to improve as more people are vaccinated. During the three and six months ended June 30, 2021, we incurred total severance expense of $0.6 million and $1.2 million, respectively, none of which was recorded as a result of the COVID-19 pandemic. During the three and six months ended June 30, 2020, we recognized severance expenses of $4.0 million and $5.0 million, respectively, related to employee separations as a result of the COVID-19 pandemic. The economic downturn caused by COVID-19 resulted in an incremental amount of $2.0 million and $5.1 million recorded to allowance for credit losses for the three and six months ended June 30, 2020. No incremental impact was recorded for the three and six months ended June 30, 2021. In addition, we remain committed to our variable cost structure and to limiting our capital expenditures, which will allow the Company to continue operating with relatively low working capital needs.

While the effects of the COVID-19 pandemic have impacted our financial results for the three and six months ended June 30, 2021, the overall impact was somewhat mitigated by the nature of our client base (SMBs offering services related to home, health and wellness, automotive, etc. and certain SMBs designated as “essential” by state and local authorities), the terms of our print agreements (typically 14 to 15 months), and the gradual increase in demand for our Thryv platform. The increase in demand for our Thryv platform and our decision to target higher spend and higher retention clients have also somewhat mitigated the impact of a reduction in the size of our salesforce on the Company’s ability to generate revenues.

During the three and six months ended June 30, 2021, we have continued to see trends similar to those experienced during the year ended December 31, 2020, including an increase in demand for our SaaS solutions and a continuing decline in our Marketing Services business. The challenges we face in the future related to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus, including existing and new variants, and regulatory and private sector response has on our current and prospective clients, including their ability and willingness to purchase our solutions. To date, the COVID-19 pandemic has not had a material impact on our operational performance, financial performance, or liquidity. Looking ahead, we do not expect any material financial impact related to COVID-19 without a significant increase in cases resulting in another shut down of local businesses. However, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.

Factors Affecting Our Performance

Our operations can be impacted by, among other factors, general economic conditions and increased competition with the introduction of new technologies and market entrants. We believe that our performance and future success depend on several factors that present significant opportunities for us, but also pose risks and challenges, including those listed below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements.”
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

	As of June 30,
	2021	2020
	(in thousands)
Clients
Marketing Services	284	349
SaaS	45	44
Total (1)	302	365

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
Marketing Services clients decreased by 65 thousand, or 19%, as of June 30, 2021 as compared to June 30, 2020. The decrease in Marketing Services clients was related to a secular decline in the print media industry. The decline in the digital portion of our Marketing Services business was due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS clients increased by 1 thousand, or 2%, as of June 30, 2021 as compared to June 30, 2020. This was the result of an increase in new clients and decreasing churn, and is consistent with our continuing strategy to target higher spend, higher retention clients in lieu of lower-spend, higher churn clients. We expect SaaS client growth during the remainder of fiscal 2021 as well continuing the trend towards higher SaaS ARPU (as defined below).
Total clients decreased by 63 thousand, or 17%, as of June 30, 2021 as compared to June 30, 2020. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space.

Monthly ARPU
We define monthly average revenue per unit (“ARPU”) as our total client billings for a particular month divided by the number of revenue-generating units during the same month. For each reporting period, the weighted-average monthly ARPU from all the months in the period are reported. We define units as SMB accounts with one or more revenue-generating solutions in a particular month. Units are synonymous with clients. As monthly ARPU varies based on the amounts we charge for our services, we believe it can serve as a measure by which investors can evaluate trends in the types and levels of services across our client base. Our measurement of ARPU helps us understand the rate at which we are monetizing our client base.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ARPU (Monthly)
Marketing Services	$213	$220	$213	$224
SaaS	323	232	314	236
Total (1)	$248	$239	$246	$243

(1)During the three and six months ended June 30, 2020, the total monthly ARPU is higher than the individual monthly ARPUs for Marketing Services and SaaS due to clients that purchase both Marketing Services and SaaS solutions. During the three and six months ended June 30, 2021, SaaS ARPU is higher than the Total monthly ARPU as we shift to selling to more higher spend SaaS-only clients. The Total monthly ARPU does not include Thryv International, as we are still in the process of recalculating the Sensis data using our calculation methodology. We plan to include the monthly ARPU of Thryv International in our future filings.
Monthly ARPU for the Marketing Services segment decreased by $7, or 3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and $11, or 5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.
Monthly ARPU for the SaaS segment increased by $91, or 39%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $78, or 33%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in ARPU for these periods was largely driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform.
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

	As of June 30,
	2021	2020

	(in thousands)
Monthly Active Users - SaaS	30	27

Monthly active users increased by 3 thousand, or 11%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The number of monthly active users increased period-over-period as we undertook efforts such as enhancing the sales process, the client onboarding experience, and lifecycle management in order to increase engagement among our SaaS clients. The increase was also driven by the focus by our sales team on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients as SMBs increased virtual interactions with their customers in lieu of in-person interactions as a result of the COVID-19 pandemic.
Key Components of Our Results of Operations
Revenue
We generate revenue from our three business segments, Marketing Services, SaaS and Thryv International. Our primary sources of revenue in our Marketing Services and Thryv International segments are print and digital services. Our primary source of revenue in our SaaS segment is our Thryv platform.
Cost of Services
Cost of services consists of expenses related to delivering our solutions, such as publishing, printing, and distribution of our print directories and fulfillment of our digital and SaaS offerings, including traffic acquisition, managed hosting, and other third-party service providers. Additionally, Cost of services includes personnel-related expenses such as salaries, benefits, and stock-based compensation for our operations team, non-capitalizable software and hardware purchases, and allocated overhead costs which includes information technology expenses, depreciation of fixed assets, and amortization associated with capitalized software and intangible assets.

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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension benefit (cost), (loss) on termination of leaseback obligations, and other expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended June 30,
	2021		2020 (1)
	(in thousands of $) (unaudited)
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$291,047	100%	$303,612	100%
Cost of services	112,607	38.7%	110,605	36.4%
Gross profit	178,440	61.3%	193,007	63.6%

Operating expenses:
Sales and marketing	87,394	30.0%	79,105	26.1%
General and administrative	33,100	11.4%	44,194	14.6%
Impairment charges	3,611	1.2%	18,132	6.0%
Total operating expenses	124,105	42.6%	141,431	46.6%

Operating income	54,335	18.7%	51,576	17.0%

Other income (expense):
Interest expense	(19,170)	(6.6)%	(18,012)	(5.9)%
Other components of net periodic pension benefit (cost)	272	0.1%	(936)	(0.3)%
Other expense	(2,966)	(1.0)%	—	—%
Income before (provision) for income taxes	32,471	11.2%	32,628	10.7%
(Provision) for income taxes	(8,112)	(2.8)%	(21,164)	(7.0)%
Net income	$24,359	8.4%	$11,464	3.8%
Other financial data:
Adjusted EBITDA	$96,753	33.2%	$118,135	38.9%
Adjusted Gross Profit	$195,340		$211,709
Adjusted Gross Margin	67.1%		69.7%

(1)The three months ended June 30, 2020 has been updated to include a Gross profit subtotal line item and the reclassification of depreciation and amortization from a single line item in the condensed consolidated statements of operations to a component of Gross profit, Sales and marketing expense, and General and administrative expense. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(in thousands of $) (unaudited)
Marketing Services	$202,795	$272,327	$(69,532)	(25.5)%
SaaS	41,386	31,285	10,101	32.3%
Thryv International (1)	46,866	—	46,866	NM
Total revenue	$291,047	$303,612	$(12,565)	(4.1)%
(1)    Thryv International includes Sensis revenue subsequent to the March 1, 2021 acquisition date.
Total revenue decreased by $12.6 million, or 4.1%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease in total revenues was driven by a decrease in Marketing Services revenue of $69.5 million, partially offset by an increase in SaaS revenue of $10.1 million, and Thryv International revenue of $46.9 million.
Marketing Services Revenue
Marketing Services revenue decreased by $69.5 million, or 25.5%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Print revenue decreased by $45.4 million, or 32.6%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Secular decline in industry demand for print services resulted in a 26% decline in revenue compared to the three months ended June 30, 2020, with the remaining decline primarily driven by publication timing differences caused by our print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, which typically range from 14 to 15 months. The titles published during the three months ended June 30, 2021 are therefore different than the titles published during the three months ended June 30, 2020. This lifecycle difference should be considered when comparing period-over-period.
Digital services revenue decreased by $24.1 million, or 18.1%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. IYP revenue decreased by $8.3 million, or 12.0%, driven by a continued trending decline in the Company’s Marketing Services client base. SEM revenue decreased by $8.7 million, or 21.4%, due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $7.1 million, or 30.8%, as we shifted from selling these services on a standalone basis to only offering them as inclusions or add-ons to our Thryv platform for new clients.
SaaS Revenue

SaaS revenue increased by $10.1 million, or 32.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was driven by increased demand for our Thryv platform as SMBs have increased their contact-less customer interactions and remote working capabilities due to the COVID-19 pandemic, and by our success in re-focusing our go-to-market and onboarding strategy to target higher spend and higher engaged clients. This increase was partially offset by a decline in our lower-spend and less engaged legacy SaaS clients that tend to have a higher churn rate.

Thryv International Revenue

Thryv International revenue was $46.9 million for the three months ended June 30, 2021. Given that the Sensis Acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the three months ended June 30, 2020. Thryv International revenue included print revenue of $15.2 million, IYP revenue of $18.4 million, SEM revenue of $6.0 million, and other digital media solutions revenue of $7.2 million.

Cost of Services

Cost of services increased by $2.0 million, or 1.8%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Cost of services as a percentage of revenue increased to 38.7% for the three months ended June 30, 2021 from 36.4% for the three months ended June 30, 2020. The increase was primarily attributable to $30.6 million of Thryv International Cost of services that was included in the three months ended June 30, 2021, while none was included in the three months ended June 30, 2020. This increase was partially offset by a $28.5 million decrease in Cost of services, primarily driven by declining revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital and fulfillment support costs by $10.0 million, non-capitalized software and hardware purchases by $3.1 million, and employee related costs by $2.1 million. Additionally, allocated depreciation and amortization expense decreased by $13.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to the accelerated amortization method used by the Company.
Gross Profit

Gross profit decreased by $14.6 million, or 7.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease in gross profit was primarily due to the decline in total revenue, partially offset by decreases in printing, distribution, and digital and fulfillment support costs, and depreciation and amortization expense.

Our gross margin decreased by 2.3 percentage points, to 61.3% for the three months ended June 30, 2021 as compared to 63.6% for the three months ended June 30, 2020. The decrease in gross margin was primarily driven by the decline in total revenue, partially offset by corresponding decreases in printing, distribution, and digital and fulfillment support costs, and depreciation and amortization expense.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $8.3 million, or 10.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Sales and marketing expense as a percentage of revenue increased to 30.0% for the three months ended June 30, 2021 from 26.1% for the three months ended June 30, 2020. The increase was primarily attributable to $14.3 million of Thryv International Sales and marketing expenses that was included in the three months ended June 30, 2021, while none was included in the three months ended June 30, 2020. This increase was partially offset by a $11.3 million decrease in Sales and marketing expense, primarily driven by declining revenue and strategic cost saving initiatives, offset by an increase in advertising and sales promotion expense of $4.6 million. Specifically, we reduced contract services by $1.7 million and incurred lower sales commissions of $1.0 million, primarily due to our reduction in workforce. Additionally, allocated depreciation and amortization expense decreased by $8.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to the accelerated amortization method used by the Company.

General and Administrative

General and administrative expense decreased by $11.1 million, or 25.1%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease was primarily driven by lower bad debt expense of $11.9 million and lower non-recurring charges of $3.9 million. Additionally, allocated depreciation and amortization expense decreased by $4.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to the accelerated amortization method used by the Company. These decreases were partially offset by $5.4 million of Thryv International General and administrative expenses that was included in the three months ended June 30, 2021, while none was included in the three months ended June 30, 2020. Additionally, we incurred higher employee related costs of $1.9 million and higher stock-based compensation expense of $0.7 million.
General and administrative expense as a percentage of revenue decreased to 11.4% for the three months ended June 30, 2021 from 14.6% for the three months ended June 30, 2020. This decrease was primarily attributable to lower bad debt expense and employee related costs, partially offset by the decline in total revenue.

Impairment Charges

Impairment charges decreased by $14.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Impairment charges of $3.6 million were incurred during the three months ended June 30, 2021, while $18.1 million of impairment charges were recognized during the three months ended June 30, 2020.

Other Income (Expense)

Interest Expense
Interest expense increased by $1.2 million, or 6.4%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to overall higher levels of indebtedness, which was partially offset by lower weighted average interest rates. The Company incurred interest expense from related parties of $4.7 million for the three months ended June 30, 2021 as compared to $4.6 million for the three months ended June 30, 2020.

Other Components of Net Periodic Pension Cost
Other components of net periodic pension cost decreased by $1.2 million from an expense of $0.9 million during the three months ended June 30, 2020 to a benefit of $0.3 million during for the three months ended June 30, 2021. This change was primarily due to lower interest expense of $1.6 million, and a remeasurement loss of $0.7 million recognized during the three months ended June 30, 2020, which was partially offset by a lower expected return on assets of $1.1 million.

Other Expense

During the three months ended June 30, 2021, the Company incurred other expense of $3.0 million, which included a loss of $3.1 million on the termination of leaseback obligations associated with land and a building in Tucker, Georgia, and foreign currency related income of $0.1 million.

(Provision) for Income Taxes

(Provision) for income taxes decreased by $13.1 million, or 61.7%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The effective income tax rate was 25.0% and 64.9% for the three months ended June 30, 2021 and 2020, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to tax permanent differences and discrete items recorded in each of the respective periods.

Adjusted EBITDA

Adjusted EBITDA decreased by $21.4 million, or 18.1%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease in Adjusted EBITDA was primarily driven by the decrease in total revenue, which was partially offset by declining costs as we continue to focus on cost reductions. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Six Months Ended June 30,
	2021 (1)		2020 (2)
	(in thousands of $) (unaudited)
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$571,653	100%	$622,182	100%
Cost of services	210,767	36.9%	228,581	36.7%
Gross profit	360,886	63.1%	393,601	63.3%

Operating expenses:
Sales and marketing	163,934	28.7%	168,397	27.1%
General and administrative	74,379	13.0%	93,756	15.1%
Impairment charges	3,611	0.6%	18,230	2.9%
Total operating expenses	241,924	42.3%	280,383	45.1%

Operating income	118,962	20.8%	113,218	18.2%

Other income (expense):
Interest expense	(34,842)	(6.1)%	(37,942)	(6.1)%
Other components of net periodic pension benefit (cost)	725	0.1%	(1,137)	(0.2)%
Other expense	(4,059)	(0.7)%	—	—%
Income before (provision) for income taxes	80,786	14.1%	74,139	11.9%
(Provision) for income taxes	(19,921)	(3.5)%	(34,573)	(5.6)%
Net income	$60,865	10.6%	$39,566	6.4%
Other financial data:
Adjusted EBITDA	$201,686	35.3%	$230,914	37.1%
Adjusted Gross Profit	$389,111		$430,342
Adjusted Gross Margin	68.1%		69.2%

(1)    Consolidated results of operations includes Sensis' results of operations subsequent to the March 1, 2021 acquisition date.

(2)The six months ended June 30, 2020 has been updated to include a Gross profit subtotal line item and the reclassification of depreciation and amortization from a single line item in the condensed consolidated statements of operations to a component of Gross profit, Sales and marketing expense, and General and administrative expense. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.

Comparison of the Six Months Ended March 31, 2021 to the Six Months Ended March 31, 2020

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(in thousands of $) (unaudited)
Marketing Services	$430,728	$559,049	$(128,321)	(23.0)%
SaaS	78,637	63,133	15,504	24.6%
Thryv International(1)	62,288	—	62,288	NM
Total revenue	$571,653	$622,182	$(50,529)	(8.1)%
(1)    Thryv International includes Sensis revenue subsequent to the March 1, 2021 acquisition date.
Total revenue decreased by $50.5 million, or 8.1%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in total revenue was driven by a decrease in Marketing Services revenue of $128.3 million, partially offset by an increase in SaaS revenue of $15.5 million, and Thryv International revenue of $62.3 million.
Marketing Services Revenue
Marketing Services revenue decreased by $128.3 million, or 23.0%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Print revenue decreased by $69.9 million, or 25.3%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Secular decline in industry demand for print services resulted in a 25% decline in revenue compared to the six months ended June 30, 2020, with the remaining decline primarily driven by publication timing differences caused by our print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, which typically range from 14 to 15 months. The titles published during the six months ended June 30, 2021 are therefore different than the titles published during the six months ended June 30, 2020. This lifecycle difference should be considered when comparing period-over-period.
Digital services revenue decreased by $58.4 million, or 20.7%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. IYP revenue decreased by $19.2 million, or 13.3%, driven by a continued trending decline in the Company’s Marketing Services client base. SEM revenue decreased by $24.0 million, or 26.5%, which was consistent with expectations due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $15.2 million, or 32.0%, as we shifted from selling these services on a standalone basis to only offering them as inclusions or add-ons to our Thryv platform for new clients.
SaaS Revenue

SaaS revenue increased by $15.5 million, or 24.6%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was driven by increased demand for our Thryv platform as SMBs have increased their contact-less customer interactions and remote working capabilities due to the COVID-19 pandemic, and by our success in re-focusing our go-to-market and onboarding strategy to target higher spend and higher engaged clients. This increase was partially offset by a decline in our lower-spend and less engaged legacy SaaS clients that tend to have a higher churn rate.

Thryv International Revenue

Thryv International revenue was $62.3 million for the four months ended June 30, 2021. Given that the Sensis Acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the two months ended February 28, 2021 or the six months ended June 30, 2020. Thryv International revenue included print revenue of $21.0 million, IYP revenue of $24.9 million, SEM revenue of $8.0 million, and other digital media solutions revenue of $8.4 million recognized subsequent to the completion of the Sensis Acquisition.

Cost of Services
Cost of services decreased by $17.8 million, or 7.8%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily driven by declining revenue and strategic cost saving initiatives. Specifically, we reduced expenses by $60.1 million. The decrease was due to lower printing, distribution and digital and fulfillment support costs of $20.4 million, employee related costs of $6.8 million, and non-capitalized software and hardware purchases of $6.6 million. Additionally, allocated depreciation and amortization expense decreased by $26.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the accelerated amortization method used by the Company. These decreases were partially offset by $42.9 million of Thryv International Cost of services that was included in the four months ended June 30, 2021, while none was included in the six months ended June 30, 2020.
Cost of services as a percentage of revenue increased to 36.9% for the six months ended June 30, 2021 from 36.7% for the six months ended June 30, 2020. This slight increase was primarily driven by declining revenue, partially offset by decreases in printing, distribution, and digital and fulfillment support costs, and depreciation and amortization expense.
Gross Profit

Gross profit decreased by $32.7 million, or 8.3%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in gross profit was primarily due to the decline in total revenue, partially offset by decreases in printing, distribution, and digital and fulfillment support costs, and depreciation and amortization expense.

Our gross margin decreased by 0.2 percentage points, to 63.1% for the six months ended June 30, 2021 as compared to 63.3% for the six months ended June 30, 2020. This slight decrease in gross margin was primarily driven by the decline in total revenue, partially offset by corresponding decreases in printing, distribution, and digital and fulfillment support costs, and depreciation and amortization expense.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $4.5 million, or 2.7%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily driven by declining revenue and strategic cost saving initiatives, offset by an increase in advertising and sales promotion expense of $7.6 million. Specifically, we reduced expenses by $30.9 million. The decrease was due to lower employee related costs of $5.3 million, lower contract services of $4.1 million, and lower sales commissions of $3.4 million. Additionally, allocated depreciation and amortization expense decreased by $18.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the accelerated amortization method used by the Company. The increase was partially attributable to $19.4 million of Thryv International Sales and marketing expenses included in the four months ended June 30, 2021, while none was included in the six months ended June 30, 2020

Sales and marketing expense as a percentage of revenue increased to 28.7% for the six months ended June 30, 2021 from 27.1% for the six months ended June 30, 2020. This increase was primarily due to declining revenue, offset by decreases in employee related costs, contract services and depreciation and amortization expense.

General and Administrative

General and administrative expense decreased by $19.4 million, or 20.7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was primarily driven by lower bad debt expense of $21.4 million, a decrease in the loss on the remeasurement of our indemnification asset of $5.2 million, a decrease in the loss on the sale of property of $3.3 million, and lower employee related costs of $0.8 million. Additionally, allocated depreciation and amortization expense decreased by $8.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the accelerated amortization method used by the Company. These decreases in expenses were partially offset by $8.9 million of Thryv International General and administrative expenses that was included in the four months ended June 30, 2021, while none was included in the six months ended June 30, 2020. Additionally, we incurred higher stock-based compensation expense of $7.0 million.
General and administrative expense as a percentage of revenue decreased to 13.0% for the six months ended June 30, 2021 from 15.1% for the six months ended June 30, 2020. This decrease was primarily attributable to lower bad debt expense and a decrease in depreciation and amortization expense, partially offset by declining revenue.
Impairment Charges
Impairment charges decreased by $14.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Impairment charges of $3.6 million were incurred during the six months ended June 30, 2021, while $18.2 million of impairment charges were recognized during the six months ended June 30, 2020.

Other Income (Expense)

Interest Expense
Interest expense decreased by $3.1 million, or 8.2%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to lower weighted average interest rates. The Company incurred interest expense from related parties of $8.7 million for the six months ended June 30, 2021 as compared to $9.7 million for the six months ended June 30, 2020.

Other Components of Net Periodic Pension Cost
Other components of net periodic pension cost decreased by $1.9 million, from an expense of $1.1 million during the six months ended June 30, 2020 to a benefit of $(0.7) million during for the six months ended June 30, 2021. This change was primarily due to lower interest expense of $3.2 million, and a remeasurement gain of $(0.2) million recognized during the six months ended June 30, 2021 compared to a remeasurement loss of $0.7 million recognized during the six months ended June 30, 2020. These favorable decreases were partially offset by a lower expected return on assets of $2.3 million.

Other Expense

During the six months ended June 30, 2021, the Company incurred other expense of $4.1 million, which included a loss of $3.4 million primarily resulting from the termination of leaseback obligations associated with land and a building in Tucker, Georgia, and foreign currency related expense of $0.7 million.

(Provision) for Income Taxes

(Provision) for income taxes decreased by $14.7 million, or 42.4%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The effective income tax rate was 24.7% and 46.6% for the six months ended June 30, 2021 and 2020, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to tax permanent differences and discrete items recorded in each of the respective periods.

Adjusted EBITDA

Adjusted EBITDA decreased by $29.2 million, or 12.7%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in Adjusted EBITDA was primarily driven by the decrease in total revenue, which was partially offset by declining costs as we continue to focus on cost reductions. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. We also present Adjusted EBITDA, Adjusted Gross Profit, and Adjusted Gross Margin, as defined below, as non-GAAP financial measures in this Quarterly Report.
We have included Adjusted EBITDA, Adjusted Gross Profit, and Adjusted Gross Margin in this report because management believes they provide useful information to investors in gaining an overall understanding of our current financial performance and provides consistency and comparability with past financial performance. Specifically, we believe Adjusted EBITDA provides useful information to management and investors by excluding certain non-operating items that we believe are not indicative of our core operating results. In addition, Adjusted EBITDA, Adjusted Gross Profit, and Adjusted Gross Margin are used by management for budgeting and forecasting as well as measuring the Company’s performance. We believe Adjusted EBITDA, Adjusted Gross Profit, and Adjusted Gross Margin provide investors with the financial measures that closely align with our internal processes.
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income plus Interest expense, (Benefit) provision for income taxes, Depreciation and amortization expense, Loss on early extinguishment of debt, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense (benefit), Impairment charges and non-operating expenses, such as, Other components of net periodic pension (benefit) cost, Non-cash (gain) loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to net income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of depreciation and amortization expense and stock-based compensation expense (benefit).
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA
Net income	$24,359	$11,464	$60,865	$39,566
Interest expense	19,170	18,012	34,842	37,942
Provision for income taxes	8,112	21,164	19,921	34,573
Depreciation and amortization expense	29,908	37,606	49,626	75,429
Loss on termination of leaseback obligations	3,110	—	3,409	—
Restructuring and integration expenses (1)	3,489	7,347	12,723	17,192
Transaction costs (2)	5,440	3,232	15,986	9,766
Stock-based compensation expense (benefit) (3)	1,921	580	3,892	(5,484)
Other components of net periodic pension (benefit) cost (4)	(272)	936	(725)	1,137
Non-cash (gain) loss from remeasurement of indemnification asset (5)	(844)	617	(844)	4,418
Impairment charges	3,611	18,132	3,611	18,230
Other (6)	(1,251)	(955)	(1,620)	(1,855)
Adjusted EBITDA	$96,753	$118,135	$201,686	$230,914
(1)For the three and six months ended June 30, 2021 and 2020, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation.
(2)Expenses related to the Company's direct listing, Sensis Acquisition and other transaction costs.

(3)The Company records stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. Additionally, stock-based compensation expense includes the remeasurement of these awards at each period end, prior to October 1, 2020. See “Note 4, Fair Value Measurements”, to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(4)Other components of net periodic pension (benefit) cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of other components of net periodic pension cost relates to the mark-to-market pension remeasurement.

(5)In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date.

(6)Other primarily includes expenses related to potential non-income based tax liabilities. Additionally, during the three and six months ended June 30, 2021, Other includes foreign exchange related expense.
The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin (in thousands):

	Three Months Ended June 30,
	2021	2020
Reconciliation of Adjusted Gross Profit
Gross profit	$178,440	$193,007
Plus:
Depreciation and amortization expense	16,817	18,632
Stock-based compensation expense	83	70
Adjusted gross profit	$195,340	$211,709
Gross margin	61.3%	63.6%
Adjusted gross margin	67.1%	69.7%

	Six Months Ended June 30,
	2021	2020
Reconciliation of Adjusted Gross Profit
Gross profit	$360,886	$393,601
Plus:
Depreciation and amortization expense	28,061	36,987
Stock-based compensation expense (benefit)	164	(246)
Adjusted gross profit	$389,111	$430,342
Gross margin	63.1%	63.3%
Adjusted gross margin	68.1%	69.2%
Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv Inc., who in turn generates cash flow from its own operations and operations of its subsidiaries, and has cash and cash equivalents on hand, funds provided under the New Term Loan and funds available under the ABL Facility. The agreements governing our debt may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our

ABL Facility will be sufficient to meet our liquidity requirements, such as working capital requirements for our operations, business development and investment activities, and payments for our debt obligations, for the following 12 months. Any projections of future earnings and cash flows are subject to substantial uncertainty. Our future success and capital adequacy will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to address our annual cash obligations and reduce our outstanding debt, all of which are subject to general economic, financial, competitive, and other factors beyond our control. As a result of COVID-19, many SMBs may continue to experience a reduction in revenues and cash flows and may not have the ability to pay amounts owed to us. While COVID-19 has not had a material impact on our liquidity to date, we continue to assess our business operations and the impact that COVID-19 may have on our financial results and liquidity. We continue to monitor our capital requirements to ensure our needs are in line with available capital resources.

In addition, our board of directors authorizes us to undertake share repurchases from time to time. The amount and timing of any share repurchases that we make will depend on a variety of factors, including available liquidity, cash flows, our capacity to make repurchases under our debt agreements and market conditions.
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,		$
	2021	2020	Change

	(unaudited)
Cash flows provided by (used in):
Operating activities	$81,802	$97,871	$(16,069)
Investing activities	(188,442)	(11,473)	(176,969)
Financing activities	123,479	(86,721)	210,200

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $16.1 million, or 16.4%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

The decrease in net cash provided by operating activities of $16.1 million was primarily due to the timing of accounts receivable collections, the timing of billing of unbilled receivables in accordance with the terms of our print agreements, and the timing of payments against accounts payable and taxes payable, in addition to the overall decline in revenue. The change in cash flows from operating activities was also affected by higher income tax payments of $26.5 million and lower interest payments of $2.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $177.0 million, or 1,542.5%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

The increase in net cash used in investing activities of $177.0 million was primarily due to cash paid of $174.2 million in connection with the Sensis Acquisition on March 1, 2021. The increase in net cash used was also driven by an increase of $1.3 million in capitalized expenditures. Additionally, during the six months ended June 30, 2020, the Company received proceeds from the sales of buildings and other fixed assets of $1.4 million, compared to proceeds of $0.1 million received during the six months ended June 30, 2021.

Cash Flows from Financing Activities

Net cash from financing activities increased by $210.2 million, or 242.4%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in cash flow from financing activities was primarily related to the proceeds received from the New Term Loan that the Company entered into on March 1, 2021 and the timing of proceeds and payments on the Senior Term Loan and ABL Facility.

The increase in net cash from financing activities of $210.2 million was primarily driven by net proceeds received from the New Term Loan of $679.0 million, partially offset by cash used to repay the remaining outstanding principal balance of the Senior Term Loan of $449.6 million, and payments made on the New Term Loan of $88.0 million, compared to payments made on the Senior Term Loan of $65.4 million during the six months ended June 30, 2020. The increase in net cash from financing activities was further driven by lower payments of $29.9 million on the ABL Facility and $30.6 million for the repurchase of shares of our outstanding common stock. These increases in net cash from financing activities were partially offset by lower proceeds from the ABL Facility of $60.6 million.

Debt

Term Loan

On March 1, 2021, the Company entered into a new term loan credit agreement (the “New Term Loan”). The proceeds of the New Term Loan were used to finance the Sensis Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”) and pay fees and expenses related to the Sensis Acquisition and related financing.

The New Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who are equity holders of the Company, including GoldenTree Asset Management LP, Paulson & Co. Inc., and Mudrick Capital Management, LP, who held 25.0%, 7.1%, and 6.3% of the debt, respectively. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter commencing June 30, 2021.

As of June 30, 2021, 29.6% of the New Term Loan was held by related parties who are equity holders of the Company, including GoldenTree Asset Management LP, Paulson & Co. Inc., and Mudrick Capital Management, LP, who held 17.9%, 7.6%, and 4.1% of the debt, respectively.
ABL Facility
On March 1, 2021, the Company entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 ABL Facility (the “ABL Facility”). The ABL Amendment was entered into in order to permit the term loan refinancing, the Sensis Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the New Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the New Term Loan and ABL Facility as of June 30, 2021. We had total recorded debt outstanding of $647.9 million at June 30, 2021, which was comprised of amounts outstanding under our New Term Loan of $589.9 million and ABL Facility of $58.0 million.

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
Other than the foreign currency accounting policy referenced above, our critical accounting policies and estimates have not changed from those described in our 2020 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”
Recent Accounting Pronouncements
For a description of accounting pronouncements recently adopted and issued, see “Part I, Item 1. Note 1, Description of Business and Summary of Significant Accounting Policies.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2021, we had total recorded debt outstanding of $647.9 million, which was comprised of amounts outstanding under our New Term Loan of $589.9 million and ABL Facility of $58.0 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $6.5 million annually, based on the debt outstanding at June 30, 2021.

Inflation Risk

We currently operate in the United States and internationally in Australia. We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Foreign Exchange Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not hedged our foreign currency transactions to date. We are evaluating the costs and benefits of initiating a hedging program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations, and our risk grows.

Item 4.    Controls and Procedures

Acquisition

We are in the process of integrating Sensis that we acquired on March 1, 2021. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021 excludes an assessment of the internal control over financial reporting related to the Sensis Acquisition. The Sensis Acquisition represented 19% of our consolidated total assets and 16% of our consolidated revenue included in our condensed consolidated financial statements as of and for the three months ended June 30, 2021.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to our risk factors disclosed in our 2020 Form 10-K, except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

August 11, 2021	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chief Executive Officer and President
(Principal Executive Officer)

August 11, 2021	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)