Form 10-Q
period 2021-09-30
Thryv Holdings, Inc.
filed 2021-11-12
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR

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
Yes ☐ No ☒

As of November 9, 2021, there were 33,966,497 shares of the registrant's common stock outstanding.

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
•our ability to successfully integrate acquired businesses, including Thryv Australia, into our operations or recognize the benefits of acquisitions, including the failure of an acquired business to achieve its plans and objectives;
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$297,290	$240,325	$868,943	$862,507
Cost of services	104,167	105,444	314,934	334,025
Gross profit	193,123	134,881	554,009	528,482

Operating expenses:
Sales and marketing	94,343	73,306	258,277	241,703
General and administrative	32,983	39,002	107,362	132,758
Impairment charges	—	1,184	3,611	19,414
Total operating expenses	127,326	113,492	369,250	393,875

Operating income	65,797	21,389	184,759	134,607
Other income (expense):
Interest expense	(12,050)	(11,442)	(38,159)	(39,648)
Interest expense, related party	(4,496)	(4,167)	(13,229)	(13,903)
Other components of net periodic pension benefit (cost)	273	(30,175)	998	(31,312)
Other expense	(98)	—	(4,157)	—
Income (loss) before income tax (expense) benefit	49,426	(24,395)	130,212	49,744
Income tax (expense) benefit	(13,802)	24,250	(33,723)	(10,323)
Net income (loss)	$35,624	$(145)	$96,489	$39,421
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,100)	—	(8,545)	—
Comprehensive income (loss)	$31,524	$(145)	$87,944	$39,421

Net income (loss) per common share:
Basic	$1.05	$—	$2.87	$1.25
Diluted	$0.95	$—	$2.67	$1.16

Weighted-average shares used in computing basic and diluted net income (loss) per common share:
Basic	34,013,897	30,857,617	33,585,488	31,621,039
Diluted	37,620,116	30,857,617	36,110,702	33,990,771
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets
Cash and cash equivalents	$10,374	$2,406
Accounts receivable, net of allowance of $19,365 in 2021 and $33,030 in 2020	313,285	296,570
Contract assets, net of allowance of $114 in 2021 and $338 in 2020	7,024	10,975
Taxes receivable	1,890	9,229
Prepaid expenses and other current assets	33,084	26,172
Indemnification asset	25,594	24,346
Total current assets	391,251	369,698
Fixed assets and capitalized software, net	70,269	89,044
Goodwill	676,440	609,457
Intangible assets, net	101,189	31,777
Deferred tax assets	114,062	93,099
Other assets	24,278	21,902
Total assets	$1,377,489	$1,214,977

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,929	$8,927
Accrued liabilities	153,234	139,613
Current portion of unrecognized tax benefits	31,018	30,022
Contract liabilities	35,109	18,942
Current portion of long-term debt	70,000	—
Other current liabilities	14,238	9,896
Total current liabilities	320,528	207,400
New Term Loan, net	333,938	—
New Term Loan, related party	152,286	—
Senior Term Loan, net	—	335,683
Senior Term Loan, related party	—	113,482
ABL Facility	56,181	79,238
Leaseback obligations	—	54,798
Pension obligations, net	168,793	190,827
Deferred tax liabilities	—	508
Other liabilities	41,318	36,266
Total long-term liabilities	752,516	810,802
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 60,643,781, shares issued and 33,965,371 shares outstanding at September 30, 2021; and 59,590,422 shares issued and 32,912,012 shares outstanding at December 31, 2020	606	596
Additional paid-in capital	1,079,340	1,059,624
Treasury stock - 26,678,410 shares at September 30, 2021 and December 31, 2020	(468,613)	(468,613)
Accumulated other comprehensive income (loss)	(8,545)	—
Accumulated deficit	(298,343)	(394,832)
Total stockholders' equity	304,445	196,775
Total liabilities and stockholders' equity	$1,377,489	$1,214,977
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended September 30, 2021
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of June 30, 2021	60,391,597	$604	$1,076,124	(26,678,410)	$(468,613)	$(4,445)	$(333,967)	$269,703
Exercise of stock options	243,615	2	667	—	—	—	—	669
Exercise of stock warrants	8,569	—	209	—	—	—	—	209
Stock compensation expense	—	—	2,340	—	—	—	—	2,340
Cumulative translation adjustment	—	—	—	—	—	(4,100)	—	(4,100)
Net income	—	—	—	—	—	—	35,624	35,624
Balance as of September 30, 2021	60,643,781	$606	$1,079,340	(26,678,410)	$(468,613)	$(8,545)	$(298,343)	$304,445

Three Months Ended September 30, 2020
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of June 30, 2020	57,463,943	$574	$1,009,001	(26,634,798)	$(468,588)	$—	$(504,487)	$36,500
Exercise of stock options	5,448	1	55	—	—	—	—	56
Private placement (see Note 10)	—	—	(813)	68,857	1,257	—	—	444
Net loss	—	—	—	—	—	—	(145)	(145)
Balance as of September 30, 2020	57,469,391	$575	$1,008,243	(26,565,941)	$(467,331)	$—	$(504,632)	$36,855

The accompanying notes are an integral part of the consolidated financial statements.

Nine Months Ended September 30, 2021
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$—	$(394,832)	$196,775
Exercise of stock options	482,890	4	(405)	—	—	—	—	(401)
Exercise of stock warrants	570,469	6	13,889	—	—	—	—	13,895
Stock compensation expense	—	—	6,232	—	—	—	—	6,232
Cumulative translation adjustment	—	—	—	—	—	(8,545)	—	(8,545)
Net income	—	—	—	—	—	—	96,489	96,489
Balance as of September 30, 2021	60,643,781	$606	$1,079,340	(26,678,410)	$(468,613)	$(8,545)	$(298,343)	$304,445

Nine Months Ended September 30, 2020
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2019	57,443,282	$574	$1,008,701	(23,952,756)	$(437,962)	$—	$(544,053)	$27,260
Purchase of treasury stock	—	—	—	(2,682,042)	(30,626)	—	—	(30,626)
Exercise of stock options	26,109	1	355	—	—	—	—	356
Private placement (see Note 10)	—	—	(813)	68.857	1,257	—	—	444
Net income	—	—	—	—	—		39,421	39,421
Balance as of September 30, 2020	57,469,391	$575	$1,008,243	(26,565,941)	$(467,331)	$—	$(504,632)	$36,855

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income	$96,489	$39,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,675	110,883
Amortization of debt issuance costs	3,431	801
Deferred income taxes	(57,823)	(42,346)
Provision for credit losses	3,211	27,709
Provision for service credits	10,595	28,268
Stock-based compensation expense (benefit)	6,232	(4,195)
Other components of net periodic pension (benefit) cost	(998)	31,312
Loss on termination of leaseback obligations	3,409	—
(Gain) loss on disposal/write-off of fixed assets and capitalized software	(44)	3,476
Impairment charges	3,611	19,414
Non-cash (gain) loss from remeasurement of indemnification asset	(1,248)	3,878
Other, net	592	—
Changes in working capital items, excluding acquisitions:
Accounts receivable	48,791	15,742
Contract assets	3,837	(803)
Prepaid expenses and other assets	(3,184)	(3,785)
Accounts payable and accrued liabilities	(64,377)	(44,380)
Operating lease liability	(2,366)	(3,998)
Contract liabilities	(9,294)	(5,911)
Settlement of stock option liability	—	(896)
Net cash provided by operating activities	121,539	174,590

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(20,053)	(17,030)
Proceeds from the sale of fixed assets	63	1,546
Acquisition of a business, net of cash acquired	(175,370)	—
Net cash (used in) investing activities	(195,360)	(15,484)

Cash Flows from Financing Activities
Proceeds from New Term Loan	418,070	—
Proceeds from New Term Loan, related party	260,930	—
Payments of New Tern Loan	(86,199)	—
Payments of New Term Loan, related party	(36,801)	—
Payments of Senior Term Loan	(335,821)	(72,629)
Payments of Senior Term Loan, related party	(113,789)	(32,761)
Proceeds from ABL Facility	793,604	868,811
Payments of ABL Facility	(816,661)	(892,155)
Purchase of treasury stock	—	(30,626)
Other	4,184	113
Net cash provided by (used in) financing activities	87,517	(159,247)

Effect of exchange rate changes on cash and cash equivalents	(3,446)	—
Increase (decrease) in cash and cash equivalents and restricted cash	10,250	(141)
Cash and cash equivalents and restricted cash, beginning of period	2,406	1,912
Cash and cash equivalents and restricted cash, end of period	$12,656	$1,771

Supplemental Information
Cash paid for interest	$52,491	$56,845
Cash paid for income taxes, net	$58,491	$15,757

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

On March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Thryv Australia”), a provider of marketing solutions serving SMBs in Australia.

As of January 1, 2021, the Company began reporting based on three reportable segments:

•Marking Services, which includes the Company's print and digital solutions businesses;
•SaaS which includes the Company's flagship SMB end-to-end customer experience platform; and
•Thryv International, which is comprised of the Thryv Australia business, Australia's leading provider of marketing solutions serving SMBs.

The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation. See Note 15, Segment Information.

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The consolidated financial statements include the financial statements of Thryv Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2020.

Gross Profit Change

The Company has revised the format of its consolidated statements of operations since the issuance of its Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”) in order to provide better insight into the Company's results of operations and to align its presentation to certain industry competitors. As a result, a Gross profit subtotal line item was added within the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. Additionally, the Company reclassified Depreciation and amortization from a single line item in its consolidated statements of operations to be reflected as a component of Gross profit, Sales and marketing expense, and General and administrative expense.

The following summarizes the changes made to the Company's consolidated statements of operations for three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
(in thousands)	As Reported	Adjustments	As Adjusted
Cost of services	$87,347	$18,097	$105,444
Sales and marketing	60,775	12,531	73,306
General and administrative	34,176	4,826	39,002
Impairment charges	1,184	—	1,184
Depreciation and amortization	35,454	(35,454)	—

	Nine Months Ended September 30, 2020
(in thousands)	As Reported	Adjustments	As Adjusted
Cost of services	$278,941	$55,084	$334,025
Sales and marketing	201,939	39,764	241,703
General and administrative	116,723	16,035	132,758
Impairment charges	19,414	—	19,414
Depreciation and amortization	110,883	(110,883)	—

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

Summary of Significant Accounting Policies

Except for the addition of restricted cash and foreign currency to the Company’s significant accounting policies and the change related to income taxes, as described below, there have been no changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2021 as compared to the significant accounting policies included in the Company's 2020 Form 10-K.

Restricted Cash

The following table presents a reconciliation of Cash and cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020:

(in thousands)	September 30, 2021	September 30, 2020	December 31, 2020
Cash and cash equivalents	$10,374	$1,771	$2,406
Restricted cash, included in Prepaid expenses and other current assets	2,282	—	—
Total Cash and cash equivalents and restricted cash	$12,656	$1,771	$2,406

Impairment Charges

In June 2020, the Company announced its plans to become a “Remote First” company, meaning that the majority of the workforce will continue to operate in a remote working environment indefinitely. As a result, the Company closed certain office buildings, including most of the space at the corporate headquarters in Dallas. The Company kept certain office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in the data centers in Dallas and Virginia. Approximately $16.4 million and $1.8 million of the June 2020 impairment charges related to becoming a “Remote First” company were recorded in the Marketing Services and SaaS segments, respectively. During the nine months ended September 30, 2020, the Company recorded operating lease right-of-use assets impairment charges of $16.5 million and fixed assets impairment charges of $2.9 million due to the Company's decision to operate in a "Remote First" working environment and consolidate operations at certain locations.

During the nine months ended September 30, 2021, the Company recorded operating lease right-of-use assets impairment charges of $3.6 million due to the Company's decision to operate in a “Remote First” working environment. These impairment charges were recorded in the Thryv International segment. No impairment charges were recorded during the three months ended September 30, 2021.

In addition, in July 2020, the Company recorded operating lease right-of use assets impairment charges of $1.2 million related to consolidating operations at certain locations. Approximately $1.0 million and $0.2 million of these impairment charges were recorded in the Marketing Services and SaaS segments, respectively.

These operating lease right-of-use assets were remeasured at fair value based upon the discounted cash flows of estimated sublease income using market participant assumptions. These fair value measurements are considered Level 3, as defined in Note 4, Fair Value Measurements.

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

Transaction gains or losses in currencies other than the functional currency are included as a component of “Other income (expense), net” in the Company's consolidated statements of comprehensive income.

Income Taxes

The Company will report the tax impact of global intangible low-taxed income (“GILTI”) as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

Note 2      Acquisitions

Thryv Australia Acquisition

On March 1, 2021 (the “Acquisition Date”), Thryv Australia Holdings Pty Ltd (formerly Thryv Australia Pty Ltd) (“Buyer”), an Australian proprietary limited company and a direct wholly-owned subsidiary of Thryv International Holding LLC, a direct and wholly owned subsidiary of the Company, acquired all of the issued and outstanding equity interests of (i) Sunshine NewCo Pty Ltd, an Australian proprietary limited company, and its subsidiaries, and (ii) Sensis Holding Limited (“Thryv Australia”), a private limited company incorporated under the laws of England and Wales, and its subsidiaries (collectively, the “Thryv Australia Acquisition”). The Thryv Australia Acquisition expanded the Company's market share with a broader geographical footprint. Additionally, the Thryv Australia Acquisition provided the Company with a significant increase in clients. Thryv Australia is a provider of marketing solutions serving SMBs in Australia. Control was obtained by means of acquiring all the voting interests.

In connection with the Thryv Australia Acquisition, the Company paid consideration of approximately $216.2 million in cash, subject to customary closing adjustments, financed by a New Term Loan (as defined in Note 8, Debt Obligations) that was entered into on the Acquisition Date. All acquisition-related costs, amounting to $8.7 million, were expensed as incurred by the Company and no portion of these costs are included in consideration transferred. These costs were presented within General and administrative expense in the Company's consolidated statement of operations. Additionally, as part of the effort to fund the Thryv Australia Acquisition, the Company incurred debt issuance costs of $4.2 million related to a New Term Loan, of which $2.5 million was capitalized and is being amortized using the effective interest method. See Note 8, Debt Obligations.

The Company accounted for the Thryv Australia Acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). This requires that the assets acquired and liabilities assumed are measured at fair value. With the assistance of a third-party valuation firm, the Company determined, using Level 3 inputs (see Note 4, Fair Value Measurements), the fair value of certain assets and liabilities, including fixed assets, intangible assets, and contract liabilities, by applying a combination of the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas trade names were valued using a relief of royalty method. The fair values of fixed assets, intangible assets and other assets acquired and liabilities assumed, have been prepared on a preliminary basis with information currently available and are subject to change. Management is still reviewing the characteristics and assumptions related to Thryv Australia’s assets acquired and liabilities assumed. The preliminary purchase price allocation is expected to be finalized within 12 months after the Acquisition Date.

The following table summarizes the consideration transferred and the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

(in thousands)
Total cash consideration	$216,164
Total purchase consideration, as allocated below:	$216,164

Cash and cash equivalents	$40,794
Accounts receivable and other current assets	88,529
Other assets	10,426
Fixed assets and capitalized software	40,957
Intangible assets:
Client relationships (estimated useful life of 3.5 years)	101,839
Trademarks (estimated useful life of 3.5 years)	24,877
Accounts payable	(31,163)
Accrued liabilities	(40,713)
Contract liabilities	(27,075)
Other current liabilities	(6,733)
Deferred tax liabilities	(42,121)
Other liabilities	(15,505)
Total identifiable net assets	$144,113
Goodwill	72,051
Total net assets acquired	$216,164

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $72.1 million was primarily related to the benefits expected from the Thryv Australia Acquisition and was allocated to the Thryv International segment. The goodwill recognized is not deductible for income tax purposes.

The Thryv Australia Acquisition contributed $101.6 million in revenue and $28.6 million in net loss since the Acquisition Date.

Pro Forma Results

The pro forma combined financial information presented below was derived from historical financial records of Thryv and Thryv Australia and presents the operating results of the combined Company, as if the Thryv Australia Acquisition had occurred on January 1, 2020. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense and related tax effects.

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Thryv Australia Acquisition been completed as of January 1, 2020, nor is it meant to be indicative of future results of operations that the combined entity will experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$297,290	$271,192	$937,204	$998,994
Net income (loss)	37,440	(9,566)	135,671	28,158

Note 3      Revenue Recognition

The Company has determined that each of its print and digital marketing services and SaaS business management tools services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract. Control over the Company’s print services transfers to the client upon delivery of the published directories containing their advertisements to the intended market(s). Therefore, revenue associated with print services is recognized at a point in time upon delivery to the intended market(s). SaaS and digital services are recognized using the series guidance. Under the series guidance, the Company's obligation to provide services is the same for each day under the contract, and therefore represents a single performance obligation. Revenue associated with SaaS and digital services is recognized over time using an output method to measure the progress toward satisfying a performance obligation.

Disaggregation of Revenue
The Company presents disaggregated revenue based on the type of service within its segment footnote. See Note 15, Segment Information.

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three and nine months ended September 30, 2021, the Company recognized revenue of $4.7 million and $14.2 million, respectively, that was recorded in Contract liabilities as of December 31, 2020. For the three and nine months ended September 30, 2020, the Company recognized revenue of $6.2 million and $18.5 million, respectively, that was recorded in Contract liabilities as of December 31, 2019.

Pandemic Credits

During the three and nine months ended September 30, 2021, the Company recognized pandemic credits of $0.2 million and $3.2 million, respectively, provided to customers most impacted by COVID-19. During the three and nine months ended September 30, 2020, the Company recognized pandemic credits of $7.8 million and $14.2 million, respectively, provided to customers most impacted by COVID-19. The Company has reflected these price concessions as reduction to revenue in the consolidated statements of operations.

Note 4     Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. Other than the value of the indemnification asset described below, during the three and nine months ended September 30, 2021 and 2020, there were no transfers between levels in the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets such as goodwill, intangible assets, fixed assets, capitalized software and operating lease right-of-use assets are adjusted to fair value when the net book values of the assets exceed their respective fair values, resulting in an impairment charge. Such fair value measurements are predominantly based on Level 2 and Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 13, Contingent Liabilities, as part of the YP Acquisition agreement, the Company is indemnified for an uncertain tax position for up to the fair value of 1.8 million shares held in escrow, subject to certain contract limitations (the “indemnification asset”). Due to an increase in the Company’s common stock share price as of September 30, 2021, the number of shares expected to be returned by seller is 0.9 million, which represents the number of shares required to satisfy the uncertain tax position less $8.0 million.

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

The following table presents a reconciliation of the Company’s Level 3 indemnification asset measured and recorded at fair value on a recurring basis as of September 30, 2021 and 2020:

(in thousands)	September 30, 2021	September 30, 2020
Balance as of January 1,	$—	$29,789
Change in fair value	—	(3,878)
Balance as of September 30	$—	$25,911

As of September 30, 2021 and December 31, 2020, the fair value of the Company's Level 1 indemnification asset was $25.6 million and $24.3 million, respectively. A gain of $0.4 million and $1.2 million from the change in fair value of the Company’s Level 1 indemnification asset during the three and nine months ended September 30, 2021, respectively, was recorded in General and administrative expense on the Company's consolidated statements of operations.

The loss of $0.5 million and $3.9 million from the change in fair value of the Company’s Level 3 indemnification asset during the three and nine months ended September 30, 2020, respectively, was recorded in General and administrative expense on the Company's consolidated statements of operations.

Benefit Plan Assets

The fair value of benefit plan assets is measured and recorded on the Company's consolidated balance sheets using Level 2 inputs. See Note 9, Pensions.

Liability-classified Stock-based Compensation

At September 30, 2020, the fair value associated with the Company's liability-classified stock-based compensation awards totaled $47.9 million, of which $37.7 million was vested. The fair value of each stock option award and its subsequent period-over-period remeasurement, in the case of liability-classified stock-based compensation awards, is estimated using a Black-Scholes option pricing model using Level 3 inputs. The decrease in value of the vested portion of the liability-classified stock-based compensation awards at September 30, 2020 was primarily associated with a decrease in the Company's share fair value.

The Company did not have liability-classified stock-based compensation as of September 30, 2021.
The following table presents a reconciliation of the Company’s stock option liability measured and recorded at fair value on a recurring basis as of September 30, 2021 and 2020:

(in thousands)	2021	2020
Balance as of January 1 (1)	$—	$43,026
Settlement of stock options	—	(896)
Exercise of stock options	—	(235)
Change in fair value	—	(9,656)
Amortization of grant date fair value	—	5,422
Balance as of September 30	$—	$37,661
(1)    As of October 1, 2020, based on the Company’s intention and ability to equity-settle upon exercise, these stock options were classified as equity awards, and the liability associated with stock-based compensation award was reclassified to Additional paid-in capital.
Fair Value of Financial Instruments

The Company considers the carrying amounts of cash, trade receivables, and accounts payable to approximate fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.

Additionally, the Company considers the carrying amounts of its ABL Facility (as defined in Note 8, Debt Obligations) and financing obligations to approximate their respective fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See Note 8, Debt Obligations.

The New Term Loan and the Senior Term Loan (as defined in Note 8, Debt Obligations) are carried at amortized cost; however, the Company estimates the fair value of each term loan for disclosure purposes. The fair value of the New Term Loan and the Senior Term Loan is determined based on quoted prices that are observable in the market place and are classified as Level 2 measurements. See Note 8, Debt Obligations.
The following table sets forth the carrying amount and fair value of the New Term Loan and Senior Term Loan:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Term Loan, net	$556,224	$563,176	$—	$—
Senior Term Loan, net	—	—	449,165	441,742

Note 5     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the Company for nine months ended September 30, 2021 and 2020:

(in thousands, except years)	Marketing Services	SaaS	Total
Balance as of December 31, 2019	$390,573	$218,884	$609,457
Additions	—	—	—
Impairments	—	—	—
Balance as of December 31, 2020	$390,573	$218,884	$609,457

(in thousands, except years)	Marketing Services	SaaS	Thryv International	Total
Balance as of December 31, 2020	$390,573	$218,884	$—	$609,457
Thryv Australia Acquisition	—	—	72,051	72,051
Effects of foreign currency translation	—	—	(5,068)	(5,068)
Balance as of September 30, 2021	$390,573	$218,884	$66,983	$676,440
As of March 31, 2020, the Company determined that a goodwill impairment evaluation triggering event occurred due to the economic downturn caused by COVID-19. As of March 31, 2020, the Company performed its goodwill impairment test at the reporting unit level. No impairment charges were recorded in connection with the interim impairment test.

The Company performed its annual quantitative assessment as of October 1, 2020 and determined that no impairment existed. Additionally, the Company concluded that an impairment triggering event did not occur during the three or nine months ended September 30, 2021.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(in thousands)	Gross	Accumulated Amortization	Effects of Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$803,642	$(734,730)	$(5,702)	$63,210	2.9
Trademarks and domain names	225,177	(187,518)	(1,491)	36,168	2.1
Patented technologies	19,600	(19,600)	—	—	0.0
Covenants not to compete	3,001	(1,190)	—	1,811	2.4
Total intangible assets	$1,051,420	$(943,038)	$(7,193)	$101,189	2.6

	As of December 31, 2020
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$701,802	$(701,518)	$284	1.4
Trademarks and domain names	200,300	(169,545)	30,755	2.0
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	1,497	(759)	738	1.8
Total intangible assets	$923,199	$(891,422)	$31,777	2.0

Amortization expense for intangible assets for the three and nine months ended September 30, 2021 was $21.3 million and $52.5 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $28.9 million and $86.7 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2021	$20,477
2022	49,672
2023	21,359
2024	9,681
Total	$101,189

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2021	2020
Balance as of January 1	$33,368	$26,828
Thryv Australia Acquisition, balance as of March 1, 2021	2,733	—
Additions (1)	3,211	27,709
Deductions (2)	(19,833)	(19,598)
Balance as of September 30 (3)	$19,479	$34,939

(1)    For the nine months ended September 30, 2021 and 2020, represents provision for bad debt expense of $3.2 million and $27.7 million, respectively, which is included in General and administrative expense. For the three months ended September 30, 2021 and 2020, the Company recorded a provision for bad debt expense of $2.9 million and $5.3 million, respectively

(2)    For the nine months ended September 30, 2021 and 2020, represents amounts written off as uncollectible, net of recoveries.

(3)    As of September 30, 2021, $19.4 million of the allowance is attributable to Accounts receivable and $0.1 million is attributable to Contract assets. As of September 30, 2020, $34.5 million of the allowance is attributable to Accounts receivable and $0.4 million is attributable to Contract assets.

The Company’s exposure to expected credit losses depends on the financial condition of its clients and other macroeconomic factors. The Company maintains an allowance for credit losses based upon its estimate of potential credit losses. This allowance is based upon historical and current client collection trends, any identified client-specific collection issues, and current as well as expected future economic conditions and market trends. The economic downturn caused by COVID-19 resulted in an incremental amount of $2.5 million recorded to allowance for credit losses for the nine months ended September 30, 2020. No incremental impact was recorded for the three months ended September 30, 2020 or the three and nine months ended September 30, 2021.

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities:

(in thousands)	September 30, 2021	December 31, 2020
Accrued salaries and related expenses	$45,816	$53,844
Accrued severance	849	2,280
Accrued taxes	43,695	26,209
Accrued expenses	58,931	51,284
Accrued service credits	3,943	5,996
Accrued liabilities	$153,234	$139,613
The following tables set forth additional information related to severance expense incurred by the Company and recorded to General and administrative expense during the periods presented:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(in thousands)	Marketing Services	SaaS	Thryv International	Total	Marketing Services	SaaS	Thryv International	Total
Severance expense (1)	$229	$48	$1,609	$1,886	$1,159	$222	$1,665	$3,046
(1)    During the three and nine months ended September 30, 2021, none of the severance expense recorded was related to employee terminations as a result of COVID-19.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in thousands)	Marketing Services	SaaS	Total	Marketing Services	SaaS	Total
Severance expense (1)	$2,862	$435	$3,297	$9,475	$1,171	$10,646
(1)    During the three months ended September 30, 2020, none of the severance expense recorded was related to employee terminations as a result of COVID-19. During the nine months ended September 30, 2020, the severance expense included employee termination charges of $5.0 million recorded as a result of COVID-19.
The following tables set forth additional information related to severance payments made by the Company during the periods presented:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(in thousands)	COVID-19 Related	YP Integration Related	Other	Total	COVID-19 Related	YP Integration Related	Other	Total
Severance payments	$—	$—	$1,804	$1,804	$120	$—	$3,999	$4,119

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(in thousands)	COVID-19 Related	YP Integration Related	Other	Total	COVID-19 Related	YP Integration Related	Other	Total
Severance payments	$1,929	$292	$—	$2,221	$4,156	$3,190	$1,896	$9,242

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of September 30, 2021 and December 31, 2020:

(in thousands)	Maturity	Interest	Rate	September 30, 2021	December 31, 2020
New Term Loan	March 1, 2026	LIBOR +	8.5%	$577,000	$—
Senior Term Loan	December 31, 2023	LIBOR +	9.0%	—	449,610
ABL Facility (Fifth Amendment)	March 1, 2026	3-month LIBOR +	3.0%	56,181	—
ABL Facility (Fourth Amendment)(1)	September 30, 2023	3-month LIBOR +	4.0%	—	79,238
Unamortized original issue discount and debt issuance costs				(20,776)	(445)
Total debt obligations				$612,405	$528,403
Current portion of New Term Loan				(70,000)	—
Total long-term debt obligations				$542,405	$528,403

(1)     The Fourth Amendment to the ABL Facility was replaced by the Fifth Amendment to the ABL Facility on March 1, 2021.
Term Loan

On March 1, 2021, the Company entered into a new term loan credit agreement (the “New Term Loan”). The proceeds of the New Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The New Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who are equity holders of the Company, as of March 1, 2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter.

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

Accordingly, total third-party fees paid were $4.2 million, of which $1.7 million was immediately charged to General and administrative expense on the Company's consolidated statement of operations. The remaining third-party fees of $2.5 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the loan, using the effective interest method. Additionally, there were unamortized debt issuance costs of $0.4 million on the existing Senior Term Loan, of which $0.3 million was written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations. The remaining unamortized debt issuance costs of $0.1 million will be deferred as debt issuance costs and amortized to interest expense, over the term of the New Term Loan, using the effective interest method. The New Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

In accordance with the New Term Loan and the Senior Term Loan, the Company recorded interest expense with related parties for the three months ended September 30, 2021 and 2020 of $4.5 million and $4.2 million, respectively, and for the nine months ended September 30, 2021 and 2020 of $13.2 million and $13.9 million, respectively.

The Company has recorded accrued interest of $3.5 million and $8.5 million, as of September 30, 2021 and December 31, 2020, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

As of September 30, 2021, 31.2% of the New Term Loan was held by related parties who are equity holders of the Company.

Term Loan Covenants

The New Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2021, the Company was in compliance with its New Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On March 1, 2021, the Company entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 ABL Facility (the “ABL Facility”). The ABL Amendment was entered into in order to permit the term loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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
•add the Australian subsidiaries acquired pursuant to the Thryv Australia Acquisition as borrowers and guarantors, and establish an Australian borrowing base; and
•make certain other conforming changes consistent with the New Term Loan agreement.

The Company accounted for this transaction as a modification of the ABL Facility. Accordingly, the existing unamortized debt issuance costs of $2.4 million, as well as additional third-party fees and lender fees of $0.9 million associated with the latest ABL Amendment, will be deferred and amortized over the new term of the ABL Facility.

As of September 30, 2021 and December 31, 2020, the Company had debt issuance costs with a remaining balance of $2.9 million and $2.5 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of September 30, 2021, the Company had borrowing capacity of $92.1 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of September 30, 2021, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

Leaseback Obligations

As part of the YP Acquisition on June 30, 2017, the Company assumed certain obligations including a failed sale-leaseback liability associated with land and a building in Tucker, Georgia. In conjunction with this financing liability, the fair value of the land and building was included as a part of the total tangible assets acquired in the acquisition. A certain amount of this liability consists of a non-cash residual value at termination of the lease, which on this date will be written off against the remaining carrying value of the land and building, with any amount remaining recorded as a gain on termination of the lease contract. In June 2021, the Company made a $10.2 million cash payment to terminate the lease, which is recorded in Other in Cash flows from financing activities on the Company's consolidated statement of cash flows. As of September 30, 2021, the lease termination resulted in the write-off of $48.1 million in net carrying value of assets under leaseback obligation and $55.2 million in leaseback obligations. During the nine months ended September 30, 2021, a $3.1 million loss on the termination of leaseback obligations was recorded in Other expense on the Company's consolidated statements of operations.

The following table sets forth the components of the Company's total leaseback obligations as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Non-cash residual value of Tucker, Georgia lease	$—	$54,676
Future maturities associated with the Tucker, Georgia failed sale-leaseback liability	—	862
Total leaseback obligations	$—	$55,538

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$2,617	$3,729	$7,851	$12,162
Expected return on assets	(2,890)	(4,001)	(8,670)	(12,060)
Settlement (gain)/loss	—	986	(15)	1,010
Remeasurement (gain)/loss	—	29,461	(164)	30,200
Net periodic pension (benefit) cost	$(273)	$30,175	$(998)	$31,312

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

During the three and nine months ended September 30, 2021, the Company made cash contributions of $5.0 million and $20.0 million to the qualified plans and contributions and associated payments of $0.2 million and $1.0 million, respectively, to the non-qualified plans. During the three and nine months ended September 30, 2020, the Company made cash contributions of $9.9 million and $25.7 million to the qualified plans, and contributions and associated payments of $0.2 million and $0.8 million, respectively, to the non-qualified plans.

For the fiscal year 2021, the Company expects to contribute approximately $25.0 million to the qualified plans and approximately $1.4 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock Options

During the nine months ended September 30, 2021, the Company issued an aggregate of 333,025 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan at exercise prices ranging from $3.68 to $13.82 per share. Stock-based compensation expense recognized for stock option awards was $1.6 million and $4.8 million during the three and nine months ended September 30, 2021, respectively, compared to stock-based compensation expense $1.3 million and benefit of $4.2 million recognized during the three and nine months ended September 30, 2020, respectively.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was approved by the Company's board of directors on September 10, 2020 and became effective on September 23, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value at the beginning of the offering period or 85% of the market value at the end of the offering period. The ESPP is intended to enable eligible employees to use payroll deductions to purchase shares of stock in offerings under the plan, and thereby acquire an interest in the Company. The maximum aggregate number of shares of stock available for purchase under the plan by eligible employees is 2,000,000 shares. A total of 149,865 shares were issued through the ESPP during the nine months ended September 30, 2021. No shares were issued through the ESPP during the three months ended September 30, 2021. The stock-based compensation expense recognized for the ESPP was $0.8 million and $1.4 million during the three and nine months ended September 30, 2021, respectively.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense (benefit), including the effects of gains and losses from changes in fair value during the three and nine months ended September 30, 2020, recognized by the Company in the following line items in the Company's consolidated statements of operations during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of services	$156	$70	$320	$(176)
Sales and marketing	1,060	349	2,686	30
General and administrative	1,124	870	3,226	(4,049)
Stock-based compensation expense (benefit)	$2,340	$1,289	$6,232	$(4,195)

Stock Warrants

As of September 30, 2021 and December 31, 2020, the Company had 9.4 million and 10.5 million fully vested outstanding warrants, respectively. As of September 30, 2021 and December 31, 2020, the holders of such warrants are entitled to purchase, in the aggregate, up to 5.2 million shares and 5.8 million shares, respectively, of common stock. Warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. During the three and nine months ended September 30, 2021, 15,425 and 1,026,649 warrants, respectively, were exercised. No warrants were exercised during the three and nine months ended September 30, 2020. These warrants expire on August 15, 2023. Proceeds of $13.9 million related to the exercise of the warrants are recorded in Other in Cash flows from financing activities on the Company's consolidated statement of cash flows.

Private Placement

On August 25, 2020 the Company completed a private placement of 68,857 shares of the Company’s common stock with a per share price of $10.17. The total cash received was $0.4 million, net of expenses. These shares were issued from Treasury stock. This resulted in a loss on the reissuance of Treasury stock of $0.8 million recorded as a reduction in Additional paid-in-capital.

Share Repurchases

On January 28, 2020, the Company repurchased approximately 1.0 million shares of its outstanding common stock from a single stockholder for a total purchase price of $12.6 million. On March 10, 2020, the Company repurchased approximately 0.8 million shares of its outstanding common stock for a total purchase price of $9.2 million. During June 2020, the Company repurchased approximately 0.8 million of shares of its outstanding common stock for a total purchase price of $8.8 million. The shares acquired in each of these transactions were recorded as Treasury stock upon repurchase. There were no share repurchases during the three and nine months ended September 30, 2021.

Note 11     Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Basic net income (loss) per share:
Net income (loss)	$35,624	$(145)	$96,489	$39,421
Weighted-average common shares outstanding during the period	34,013,897	30,857,617	33,585,488	31,621,039
Basic net income (loss) per share	$1.05	$—	$2.87	$1.25

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Diluted net income (loss) per share:
Net income (loss)	$35,624	$(145)	$96,489	$39,421
Basic shares outstanding during the period	34,013,897	30,857,617	33,585,488	31,621,039
Plus: Common stock equivalents associated with stock option awards	3,606,219	—	2,525,214	2,369,732
Diluted shares outstanding	37,620,116	30,857,617	36,110,702	33,990,771
Diluted net income (loss) per share	$0.95	$—	$2.67	$1.16
The computation of diluted shares outstanding for the three months ended September 30, 2021 did not exclude any shares whose effect would have been anti-dilutive, while the computation of diluted shares outstanding for the nine months ended September 30, 2021 excluded 0.1 million outstanding stock options, less than 0.1 million of ESPP shares, and 3.5 million of outstanding stock warrants, as their effect would have been anti-dilutive. The computation of diluted shares outstanding for the both the three and nine months ended September 30, 2020 excluded 2.4 million outstanding stock options and 10.5 million of stock warrants, as their effect would have been anti-dilutive.

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 27.9% and 25.9% for the three and nine months ended September 30, 2021. The Company's ETR differs from the U.S. statutory rate of 21.0% primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

The Company’s ETR was 99.4% and 20.8% for the three and nine months ended September 30, 2020. The Company's ETR differed from the U.S. statutory rate of 21.0% primarily due to the change in valuation allowance, state taxes, and discrete items. The discrete items for the nine months ended September 30, 2020 were primarily attributable to a partial release of uncertain tax positions due to favorable developments with ongoing U.S. federal tax examinations.

As of September 30, 2021 and December 31, 2020, the amount of unrecognized tax benefits, excluding interest and penalties, was $23.5 million and $23.7 million, respectively, of which up to $23.5 million, respectively, would affect the Company's effective tax rate if realized. As of September 30, 2021 and December 31, 2020, the Company had $9.6 million and $8.4 million, respectively, recorded for interest in the consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $21.6 million within the next 12 months, affecting the Company’s effective tax rate if realized.

Note 13     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, losses are considered probable, but the Company is not able to make a reasonable estimate of the liability because of the uncertainties related to the outcome or the amount or range of potential loss. For these matters, disclosure is made, but no amount is reserved. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's consolidated statements of operations, balance sheets or cash flows.

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

The IRS has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. The appeals conference for YP will likely occur during the three months ended December 31, 2021. In advance of the IRS Appeals conference, the parties reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company was recently unsuccessful in its attempt to negotiate a settlement with IRS Appeals, and the IRS issued a 90-day notice to the Company. The Company filed a petition in the U.S. Tax Court to challenge the IRS denial.

As of September 30, 2021 and December 31, 2020, the Company has reserved approximately $33.1 million and $31.9 million, respectively, in connection with the 199 disallowance and less than $0.1 million and $0.2 million, respectively, related to the research and development tax credit disallowance. The increase in the reserve balance was primarily attributable to additional interest accrued during the nine months ended September 30, 2021. Pursuant to the YP Acquisition agreement, the Company is entitled to (i) a dollar-for-dollar indemnification for the research and development tax liability, and (ii) a dollar-for-dollar indemnification for the 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification asset, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability. The balance of the indemnification asset is $25.6 million and $24.3 million at September 30, 2021 and December 31, 2020, respectively.

Other

Texas Sales, Excise, and Use Tax Audit: We conduct operations in many tax jurisdictions. In many of these jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to how each taxing jurisdiction will ultimately classify the Company's digital products and services for sales and use tax purposes. On June 24, 2020, the Texas Comptroller of Public Accounts issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through July 31, 2020. On August 31, 2021, the Company received the final Texas Notification of Audit Results with an assessment of less than $0.1 million, including interest. During the three months ended September 30, 2021, the Company reversed the $2.6 million reserve existing on the Company's consolidated balance sheet as of June 30, 2021 for the total combined exposure for the periods covered under the audit examination.

New York Sales, Excise, and Use Tax Audit: On August 19, 2020, the New York State Department of Taxation and Finance issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through May 31, 2020. The Company has reserved $3.0 million for the total combined exposure for the respective period, which is accrued on the Company's consolidated balance sheet as of September 30, 2021.

Note 14     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the nine months ended September 30, 2021:

(in thousands)	Accumulated Foreign Currency Translation Adjustments
Beginning balance at January 1, 2021	$—
Foreign currency translation adjustment, net of tax expense of $2.9 million	(8,545)
Ending balance at September 30, 2021	$(8,545)

Note 15     Segment Information
As a result of the Thryv Australia Acquisition, we reviewed our segment reporting based on the information used by the Chief Executive Officer, who is also the chief operating decision maker (“CODM”), to assess performance and allocate resources subsequent to the acquisition. As a result of this review, we determined that the Company manages operations using three operating segments which are also its reportable segments: (1) Marketing Services, (2) SaaS, and (3) Thryv International.
During the nine months ended September 30, 2021, the Company adjusted its methodology of classifying certain revenue between products of its SaaS segment. The three and nine months ended September 30, 2021, and 2020 reflect the current methodology.
The following tables summarize the operating results of our reportable segments:

	Three Months Ended September 30, 2021
(in thousands)	Marketing Services	SaaS	Thryv International	Total
Revenue	$213,210	$44,800	$39,280	$297,290
Segment EBITDA	96,231	(5,508)	11,636	102,359

	Three Months Ended September 30, 2020
(in thousands)	Marketing Services	SaaS	Thryv International	Total
Revenue	$208,504	$31,821	$—	$240,325
Segment EBITDA	66,733	2,561	—	69,294

	Nine Months Ended September 30, 2021
(in thousands)	Marketing Services	SaaS	Thryv International	Total
Revenue	$643,938	$123,437	$101,568	$868,943
Segment EBITDA	277,546	(7,311)	33,810	304,045

	Nine Months Ended September 30, 2020
(in thousands)	Marketing Services	SaaS	Thryv International	Total
Revenue	$767,553	$94,954	$—	$862,507
Segment EBITDA	289,423	10,785	—	300,208

A reconciliation of the Company’s Income before income tax (expense) benefit to total Segment EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income (loss) before income tax expense (benefit)	$49,426	$(24,395)	$130,212	$49,744
Interest expense	16,546	15,609	51,388	53,551
Depreciation and amortization	31,049	35,454	80,675	110,883
Other components of net periodic pension (benefit) cost	(273)	30,175	(998)	31,312
Loss on termination of leaseback obligations	—	—	3,409	—
Impairment charges	—	1,184	3,611	19,414
Restructuring and integration expenses (1)	2,312	6,710	15,036	23,902
Transaction costs (2)	3,987	4,913	19,973	14,679
Stock-based compensation expense (benefit)	2,340	1,289	6,232	(4,195)
(Gain) loss from remeasurement of indemnification asset	(404)	(540)	(1,248)	3,878
Other	(2,624)	(1,105)	(4,245)	(2,960)
Total Segment EBITDA	$102,359	$69,294	$304,045	$300,208
(1)During the three and nine months ended September 30, 2021, the Company incurred $1.9 million and $3.0 million of severance expense, respectively, of which none was a result of the COVID-19 pandemic. During the three and nine months ended September 30, 2020, the Company incurred a total of $3.3 million and $10.6 million of severance expense, respectively, of which none and $5.0 million, respectively, was a result of the COVID-19 pandemic. In addition, during the three and nine months ended September 30, 2020, the Company incurred losses on disposal of fixed assets and capitalized software and costs associated with abandoned facilities and system consolidation.
(2)Consists of direct listing, Thryv Australia Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of revenue based on services for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Marketing Services
PYP	$106,931	$79,395	$313,595	$355,942
IYP	58,914	68,169	184,013	212,436
SEM	31,887	40,247	98,521	130,905
Other	15,478	20,693	47,809	68,270
Total Marketing Services	213,210	208,504	643,938	767,553
SaaS
Thryv Platform	27,268	24,935	79,966	74,466
Thryv Add-ons	17,532	6,886	43,471	20,488
Total SaaS	44,800	31,821	123,437	94,954
Thryv International
PYP	10,159	—	31,112	—
IYP	16,105	—	39,742	—
SEM	5,642	—	13,671	—
Other	7,243	—	16,903	—
Thryv Platform and Thryv Add-Ons	131	—	140	—
Total Thryv International	39,280	—	101,568	—
Total revenue	$297,290	$240,325	$868,943	$862,507

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

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

Our Marketing Services segment provides both print and digital solutions and generated $213.2 million and $208.5 million of consolidated revenues for the three months ended September 30, 2021 and 2020, respectively, and $643.9 million and $767.6 million of consolidated revenues for the nine months ended September 30, 2021 and 2020, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“PYP”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages (“IYP”), known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing (“SEM”) solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization (“SEO”) tools.

Our SaaS segment generated $44.8 million and $31.8 million of consolidated revenues for the three months ended September 30, 2021 and 2020, respectively, and $123.4 million and $95.0 million of consolidated revenues for the nine months ended September 30, 2021 and 2020, respectively. Our primary SaaS offerings include Thryv®, our flagship SMB end-to-end customer experience platform, and Thryv Add-Ons. Thryv Add-Ons include an automated lead generation service that fully integrates with our Thryv platform, website development, SEO tools, Google My Business optimization, and Hub by ThryvSM. An additional add-on, ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast online payment options. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our Thryv International segment is comprised of Thryv Australia Pty Ltd (formerly Sensis Pty Ltd) (“Thryv Australia”), which the Company acquired on March 1, 2021 (the “Thryv Australia Acquisition”). Thryv Australia is Australia’s leading provider of marketing solutions serving SMBs. The Thryv Australia Acquisition brings under the Thryv banner more than 100,000 existing Thryv Australia clients, many of which we believe are ideal candidates for the Thryv platform. Our Thryv International segment generated $39.3 million and $101.6 million of consolidated revenues for the three and seven months ended September 30, 2021, respectively.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2021, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions. We have seen this trend accelerate following the outbreak of the COVID-19 pandemic.

Recent Developments - COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have significantly disrupted the global economy, resulting in an adverse effect on the business operations of certain SMBs. However, many of our SMB clients operate service-based businesses that can easily operate remotely, or that have been designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the nine months ended September 30, 2021 and 2020 was somewhat mitigated as many of our clients continue to operate during this pandemic.
Marketing Services segment revenue increased by $4.7 million, or 2.3%, during the three months ended September 30, 2021 as compared to the corresponding period in 2020, and decreased by $123.6 million, or 16.1%, during the nine months ended September 30, 2021 as compared to the corresponding period in 2020, primarily due to the continued decline in demand for print and digital services and increased competition in all areas of Marketing Services. This declining revenue trend in Marketing Services predated the COVID-19 pandemic. In addition, in our Marketing Services segment, in March 2020, we began offering certain pandemic credit incentives to select clients, including free advertising or headings, and payment extensions of up to three months. While the ongoing impact of the COVID-19 pandemic on our revenue depends upon the rate of continued spread of the virus as well as regulatory and private sector response, we expect Marketing Services revenue will continue to be impacted primarily by trends predating the COVID-19 pandemic.

In our SaaS segment, we have continued to experience an increase in demand as SMBs seek cloud-based solutions to facilitate virtual interactions with their customers instead of in-person interactions. We have seen continued strength in demand during this period from many of our key categories such as home services and other professional services. Partially offsetting this growth is a decline in our legacy SaaS client base as we shift from lower-spend, less engaged clients that tend to have a higher churn rate, to higher spend, higher engaged clients. Additionally, in March 2020, we began offering certain pandemic credit incentives to select clients, including free digital and SaaS services for two to four months, and payment extensions of up to three months.

In our Thryv International segment, we continue to experience a limited negative impact to Australia in 2021 as a result of the COVID-19 pandemic. During the nine months ended September 30, 2021, there were a number of Australian cities that have experienced a slight increase in cases and subsequent restrictions, however the number of COVID-19 cases in Australia have remained relatively low since the initial outbreak and the impact to our clients has been minimal as most have continued to remain open for business throughout the COVID-19 pandemic.

We have taken steps to mitigate the overall potential impact of the COVID-19 pandemic on our operating results by enhancing the capabilities of our inside and outside sales force while also actively managing costs. We minimized business disruptions by quickly and proactively transitioning our sales and client support teams into a remote working environment and providing increased training, technical capabilities and resources to enable virtual interactions with our clients. Additionally, in March 2020, we began offering certain pandemic credit incentives to select clients. These pandemic credit incentives resulted in a $0.2 million and $3.2 million reduction in revenue for the three and nine months ended September 30, 2021, respectively, compared to a reduction in revenue of $7.8 million and $14.2 million for the three and nine months ended September 30, 2020, respectively. Requests for incentives continued to decline in the first half of 2021, and the majority of clients who accepted incentives in 2020 have resumed contractual terms and pricing. As of September 30, 2021, we have virtually discontinued providing pandemic credits and accepting client requests to pause search campaigns due to the COVID-19 pandemic. All client requests for adjustments effective April 1, 2021 are now being handled as part of normal business operations consistent with historical practices.

Depending upon future development and spread of the virus, including existing and new variants, we generally expect the business environment to improve as more people are vaccinated. During the three and nine months ended September 30, 2021, we incurred total severance expense of $1.9 million and $3.0 million, respectively, none of which was incurred as a result of the COVID-19 pandemic. During the three and nine months ended September 30, 2020, we recognized severance expense of $3.3 million and $10.6 million, respectively. Of the severance expense recognized in the nine months ended September 30, 2020, $5.0 million was related to employee separations as a result of the COVID-19 pandemic. During the three months ended September 30, 2020, none of the severance expense recorded was related to employee terminations as a result of COVID-19. The economic downturn caused by COVID-19 resulted in an incremental amount of $2.5 million recorded to allowance for credit losses for the nine months ended September 30, 2020. No incremental impact was recorded for the three and nine months ended September 30, 2021. In addition, we remain committed to our variable cost structure and to limiting our capital expenditures, which will allow us to continue operating with relatively low working capital needs.

While the effects of the COVID-19 pandemic have impacted our financial results for the three and nine months ended September 30, 2021, the overall impact was somewhat mitigated by the nature of our client base (SMBs offering services related to home, health and wellness, automotive, etc. and certain SMBs designated as “essential” by state and local authorities), the terms of our print agreements (typically 14 to 15 months), and the gradual increase in demand for our Thryv platform. The increase in demand for our Thryv platform and our decision to target higher spend and higher retention clients have also somewhat mitigated the impact of a reduction in the size of our salesforce on our ability to generate revenues.

During the three and nine months ended September 30, 2021, we have continued to see trends similar to those experienced during the year ended December 31, 2020, including an increase in demand for our SaaS solutions and a continuing decline in our Marketing Services business. The challenges we face in the future related to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus, including existing and new variants, and regulatory and private sector response has on our current and prospective clients, including their ability and willingness to purchase our solutions. To date, the COVID-19 pandemic has not had a material impact on our operational performance, financial performance, or liquidity. Looking ahead, we do not expect any material financial impact related to COVID-19 without a significant increase in cases resulting in another shut down of local businesses. However, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.

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
Investment in Growth
We intend to continue to invest in the growth of our SaaS segment. We have selectively utilized a portion of the cash generated from our Marketing Services and Thryv International segments to support initiatives in our evolving SaaS segment, which has represented an increasing percentage of consolidated revenue since launch. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also increase our operating expenses.
Ability to Grow Through Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States and Australian SMB markets and plan to leverage strategic acquisitions to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. In August 2020, we launched our first international SaaS reseller pilot, a joint initiative with the leading yellow pages player in the Caribbean, and we also signed a SaaS multi-location franchise client, a home services company with operations in the U.S. and Canada. On March 1, 2021, we completed the acquisition of Thryv Australia, Australia’s leading provider of marketing solutions serving SMBs. We believe that acquisitions of marketing services companies will expand our client base and provide additional opportunities to offer our SaaS solutions. Our success largely depends on our ability to identify and execute acquisition opportunities and our ability to establish relationships with new SMBs.
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

Total Clients
We define total clients as the number of SMB accounts with one or more revenue-generating solutions in a particular period. For quarter- and year-ending periods, total clients from the last month in the period are reported. A single client may have separate revenue-generating accounts for multiple Marketing Services solutions or SaaS offerings, but we count these as one client when the accounts are managed by the same business entity or individual. Although infrequent, where a single organization has multiple subsidiaries, divisions, or segments, each business entity that is invoiced by us is treated as a separate client. We believe that the number of total clients is an indicator of our market penetration and potential future business opportunities. We view the mix between Marketing Services clients and SaaS clients as an indicator of potential future opportunities to offer our SaaS solutions to our Marketing Services clients. Total clients does not include Thryv International clients, as we are in the process of recalculating the Thryv Australia data using our calculation methodology. We plan to include the total clients of Thryv International in our future filings.

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

	September 30,
(in thousands)	2021	2020
Clients
Marketing Services	268	333
SaaS	45	44
Total (1)	286	349

(1)Total clients is less than the sum of the Marketing Services and SaaS, since clients that purchase both Marketing Services and SaaS products are counted in each category, but only counted once in the Total. Total clients does not include Thryv International clients, as we are still in the process of recalculating the Thryv Australia data using our calculation methodology. We plan to include the total clients of Thryv International in our future filings.
Marketing Services clients decreased by 65 thousand, or 20%, as of September 30, 2021 as compared to September 30, 2020. The decrease in Marketing Services clients was related to a secular decline in the print media industry. The decline in the digital portion of our Marketing Services business was due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS clients increased by 1 thousand, or 2%, as of September 30, 2021 as compared to September 30, 2020. This was the result of an increase in new clients and decreasing churn, and is consistent with our continuing strategy to target higher spend, higher retention clients in lieu of lower-spend, higher churn clients.
Total clients decreased by 63 thousand, or 18%, as of September 30, 2021 as compared to September 30, 2020. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ARPU (Monthly)
Marketing Services	$212	$222	$213	$223
SaaS	340	260	323	244
Total (1)	$251	$244	$248	$243

(1)During the three and nine months ended September 30, 2020, the Total monthly ARPU is higher than the monthly ARPU for Marketing Services due to clients that purchase both Marketing Services and SaaS solutions. During the three and nine months ended September 30, 2021, SaaS ARPU is higher than the Total monthly ARPU as we shift to selling to more higher spend SaaS-only clients. The Total monthly ARPU does not include Thryv International, as we are in the process of recalculating the Thryv Australia data using our calculation methodology. We plan to include the monthly ARPU of Thryv International in our future filings.
Monthly ARPU for the Marketing Services segment decreased by $10, or 5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and $10, or 4%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.
Monthly ARPU for the SaaS segment increased by $80, or 31%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $79, or 32%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in ARPU for these periods was driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, the sale of add-on features to our Thryv platform such as Thryv Leads and Thryv Pay contributed to ARPU growth.
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

	As of September 30,
(in thousands)	2021	2020
Monthly Active Users - SaaS	31	27

Monthly active users increased by 4 thousand, or 15%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The number of monthly active users increased period-over-period as we undertook efforts such as enhancing the sales process, the client onboarding experience, and lifecycle management in order to increase engagement among our SaaS clients. The increase was also driven by the focus by our sales team on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients as SMBs increased virtual interactions with their customers in lieu of in-person interactions as a result of the COVID-19 pandemic.
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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension benefit (cost), and other expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,
	2021(1)		2020 (2)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$297,290	100%	$240,325	100%
Cost of services	104,167	35.0%	105,444	43.9%
Gross profit	193,123	65.0%	134,881	56.1%

Operating expenses:
Sales and marketing	94,343	31.7%	73,306	30.5%
General and administrative	32,983	11.1%	39,002	16.2%
Impairment charges	—	—%	1,184	0.5%
Total operating expenses	127,326	42.8%	113,492	47.2%

Operating income	65,797	22.1%	21,389	8.9%

Other income (expense):
Interest expense	(16,546)	(5.6)%	(15,609)	(6.5)%
Other components of net periodic pension benefit (cost)	273	0.1%	(30,175)	(12.6)%
Other expense	(98)	—%	—	—%
Income (loss) before income tax (expense) benefit	49,426	16.6%	(24,395)	(10.2)%
Income tax (expense) benefit	(13,802)	(4.6)%	24,250	10.1%
Net income (loss)	$35,624	12.0%	$(145)	(0.1)%
Other financial data:
Adjusted EBITDA(3)	$102,359	34.4%	$69,294	28.8%
Adjusted Gross Profit(4)	$208,209		$153,048
Adjusted Gross Margin(5)	70.0%		63.7%

(1)Consolidated results of operations includes Thryv Australia's results of operations subsequent to the March 1, 2021 acquisition date.
(2)The three months ended September 30, 2020 has been updated to include a Gross profit subtotal line item and the reclassification of depreciation and amortization from a single line item in the consolidated statements of operations to a component of Gross profit, Sales and marketing expense, and General and administrative expense. See Note 1 to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(3)See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.
(4)See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(5)See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands of $)	(unaudited)
Marketing Services	$213,210	$208,504	$4,706	2.3%
SaaS	44,800	31,821	12,979	40.8%
Thryv International (1)	39,280	—	39,280	NM
Total revenue	$297,290	$240,325	$56,965	23.7%
(1)    Thryv International includes Thryv Australia revenue subsequent to the March 1, 2021 acquisition date.
Total revenue increased by $57.0 million, or 23.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in total revenues was driven by an increase in Marketing Services revenue of $4.7 million, SaaS revenue of $13.0 million and Thryv International revenue of $39.3 million.
Marketing Services Revenue
Marketing Services revenue increased by $4.7 million, or 2.3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Print revenue increased by $27.5 million, or 34.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by publication timing differences caused by our print agreements having greater than 12 month terms and partially offset by the secular decline in industry demand for print services that would have resulted in a 25% decline in revenue compared to the three months ended September 30, 2020. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, with a typical lifecycle of 15 months. The titles published during the three months ended September 30, 2021 are therefore different than the titles published during the three months ended September 30, 2020 and represented more revenue than the titles published during the three months ended September 30, 2020.
Digital services revenue decreased by $22.8 million, or 17.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. IYP revenue decreased by $9.3 million, or 13.6%, driven by a continued trending decline in the Company’s Marketing Services client base. SEM revenue decreased by $8.4 million, or 20.8%, due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $5.2 million, or 25.2%, as we shifted to selling these services only to existing customers.
SaaS Revenue

SaaS revenue increased by $13.0 million, or 40.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was driven by increased demand for our Thryv platform and Thryv add-ons as SMBs have increased their contact less customer interactions and remote working capabilities due to the COVID-19 pandemic, and by our success in re-focusing our go-to-market and onboarding strategy to target higher spend and higher engaged clients. This increase was partially offset by a decline in our lower-spend and less engaged legacy SaaS clients that tend to have a higher churn rate.

Thryv International Revenue

Thryv International revenue was $39.3 million for the three months ended September 30, 2021. Given that the Thryv Australia Acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the three months ended September 30, 2020. Thryv International revenue included print revenue of $10.2 million, IYP revenue of $16.1 million, SEM revenue of $5.6 million, other digital media solutions revenue of $7.2 million, and SaaS revenue of $0.1 million for the three months ended September 30, 2021.

Cost of Services

Cost of services decreased by $1.3 million, or 1.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Cost of services as a percentage of revenue decreased to 35.0% for the three months ended September 30, 2021 from 43.9% for the three months ended September 30, 2020. This decrease was primarily driven by strategic cost saving initiatives. Specifically, we reduced employee-related costs by $4.2 million and printing, distribution and digital fulfillment support costs by $4.1 million. Additionally, depreciation and amortization expense decreased by $12.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the accelerated amortization method used by the Company. These decreases were partially offset by Cost of services of $23.2 million related to Thryv International, which was acquired on March 1, 2021.
Gross Profit

Gross profit increased by $58.2 million, or 43.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in Gross profit was primarily due to the increase in domestic revenue and the decreases in printing, distribution, and digital and fulfillment support costs, employee-related costs, depreciation and amortization expense and Gross profit related to Thryv International, which was acquired on March 1, 2021.

Our gross margin increased by 8.9 percentage points, to 65.0%, for the three months ended September 30, 2021 compared to 56.1% for the three months ended September 30, 2020. The increase in gross margin was primarily driven by the increase in domestic revenue and decreases in printing, distribution, and digital and fulfillment support costs, employee-related costs and depreciation and amortization expense.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $21.0 million, or 28.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Sales and marketing expense as a percentage of revenue increased to 31.7% for the three months ended September 30, 2021 from 30.5% for the three months ended September 30, 2020. The increase was primarily attributable to $17.5 million of Thryv International Sales and marketing expense that was included in the three months ended September 30, 2021, while none was included in the three months ended September 30, 2020. Additionally, advertising and sales promotion expense increased $9.2 million, primarily driven by costs incurred to promote the Thryv platform. This was partially offset by a $7.4 million decrease in depreciation and amortization expense, due to the accelerated amortization method used by the Company.

General and Administrative

General and administrative expense decreased by $6.0 million, or 15.4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily driven by lower severance and legal expenses of $10.0 million and lower bad debt expense of $2.6 million. Additionally, depreciation and amortization expense decreased by $3.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the accelerated amortization method used by the Company. These decreases were partially offset by $9.6 million in General and administrative expense incurred in the three months ended September 30, 2021 related to Thryv International, which was acquired on March 1, 2021.
General and administrative expense as a percentage of revenue decreased to 11.1% for the three months ended September 30, 2021 from 16.2% for the three months ended September 30, 2020. This decrease was primarily attributable to lower severance and legal expenses, bad debt expense and depreciation and amortization.
Impairment Charges

Impairment charges decreased by $1.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. There were no Impairment charges incurred during the three months ended September 30, 2021, while $1.2 million of operating lease right-of-use asset impairment charges related to consolidating operations at certain locations were recognized during the three months ended September 30, 2020.

Other Income (Expense)

Interest Expense
Interest expense increased by $0.9 million, or 6.0%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to overall higher levels of indebtedness, which was partially offset by lower weighted average interest rates.

Other Components of Net Periodic Pension Cost
Other components of net periodic pension cost decreased by $30.4 million from an expense of $30.2 million for the three months ended September 30, 2020 to a benefit of $0.3 million for the three months ended September 30, 2021. This change was primarily due to a remeasurement loss of $29.5 million recognized during the three months ended September 30, 2020, and lower interest expense of $1.1 million, partially offset by lower expected return on assets of $1.1 million.

Other Expense

During the three months ended September 30, 2021, the Company incurred other expense of $0.1 million, which represents foreign currency-related expense.

Income Tax (Expense) Benefit

Income tax (expense) increased by $38.1 million, or 156.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The ETR was 27.9% and 99.4% for the three months ended September 30, 2021 and 2020, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

Adjusted EBITDA

Adjusted EBITDA increased by $33.1 million, or 47.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in Adjusted EBITDA was primarily driven by the increase in domestic revenue, declining costs as we continue to focus on cost reductions, and the results of Thryv International, which was acquired on March 1, 2021. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Nine Months Ended September 30,
	2021 (1)		2020 (2)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$868,943	100%	$862,507	100%
Cost of services	314,934	36.2%	334,025	38.7%
Gross profit	554,009	63.8%	528,482	61.3%

Operating expenses:
Sales and marketing	258,277	29.7%	241,703	28.0%
General and administrative	107,362	12.4%	132,758	15.4%
Impairment charges	3,611	0.4%	19,414	2.3%
Total operating expenses	369,250	42.5%	393,875	45.7%

Operating income	184,759	21.3%	134,607	15.6%

Other income (expense):
Interest expense	(51,388)	(5.9)%	(53,551)	(6.2)%
Other components of net periodic pension benefit (cost)	998	0.1%	(31,312)	(3.6)%
Other expense	(4,157)	(0.5)%	—	—%
Income before income tax (expense)	130,212	15.0%	49,744	5.8%
Income tax (expense)	(33,723)	(3.9)%	(10,323)	(1.2)%
Net income	$96,489	11.1%	$39,421	4.6%
Other financial data:
Adjusted EBITDA(3)	$304,045	35.0%	$300,208	34.8%
Adjusted Gross Profit(4)	$597,320		$583,390
Adjusted Gross Margin(5)	68.7%		67.6%

(1)    Consolidated results of operations includes Thryv Australia's results of operations subsequent to the March 1, 2021 acquisition date.
(2)    The nine months ended September 30, 2020 has been updated to include a Gross profit subtotal line item and the reclassification of depreciation and amortization from a single line item in the consolidated statements of operations to a component of Gross profit, Sales and marketing expense, and General and administrative expense. See Note 1 to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(5)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands of $)	(unaudited)
Marketing Services	$643,938	$767,553	$(123,615)	(16.1)%
SaaS	123,437	94,954	28,483	30.0%
Thryv International(1)	101,568	—	101,568	NM
Total revenue	$868,943	$862,507	$6,436	0.7%
(1)    Thryv International includes Thryv Australia revenue subsequent to the March 1, 2021 acquisition date.
Total revenue increased by $6.4 million, or 0.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in total revenue was driven by an increase in SaaS revenue of $28.5 million, and Thryv International revenue of $101.6 million, offset by a decrease in Marketing Services revenue of $123.6 million.
Marketing Services Revenue
Marketing Services revenue decreased by $123.6 million, or 16.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Print revenue decreased by $42.3 million, or 11.9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Secular decline in industry demand for print services resulted in a 25% decline in revenue compared to the nine months ended September 30, 2020, partially offset by publication timing differences caused by our print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, with a typical lifecycle of 15 months. The titles published during the nine months ended September 30, 2021 are therefore different than the titles published during the nine months ended September 30, 2020. This lifecycle difference should be considered when comparing results period-over-period.
Digital services revenue decreased by $81.3 million, or 19.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. IYP revenue decreased by $28.4 million, or 13.4%, driven by a continued trending decline in the Company’s Marketing Services client base. SEM revenue decreased by $32.4 million, or 24.7%, which was consistent with expectations due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $20.5 million, or 30.0%, as we shifted to selling these services only to existing customers.
SaaS Revenue

SaaS revenue increased by $28.5 million, or 30.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was driven by increased demand for our Thryv platform and Thryv add-ons as SMBs have increased their contact less customer interactions and remote working capabilities due to the COVID-19 pandemic, and by our success in re-focusing our go-to-market and onboarding strategy to target higher spend and higher engaged clients. This increase was partially offset by a decline in our lower-spend and less-engaged legacy SaaS clients that tend to have a higher churn rate.

Thryv International Revenue
Thryv International revenue was $101.6 million for the seven months ended September 30, 2021. Given that the Thryv Australia Acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the two months ended February 28, 2021 or the nine months ended September 30, 2020. Thryv International revenue included print revenue of $31.1 million, IYP revenue of $39.7 million, SEM revenue of $13.7 million, other digital media solutions revenue of $16.9 million, and SaaS revenue of $0.1 million recognized subsequent to the completion of the Thryv Australia Acquisition.

Cost of Services
Cost of services decreased by $19.1 million, or 5.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily driven by strategic cost saving initiatives. The cost savings were primarily due to lower printing, distribution and digital and fulfillment support costs of $24.5 million and employee-related costs of $10.9 million. Additionally, depreciation and amortization expense decreased by $39.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the accelerated amortization method used by the Company. These decreases were partially offset by $66.0 million of Thryv International Cost of services that was included in the seven months ended September 30, 2021, while none was included in the nine months ended September 30, 2020.
Cost of services as a percentage of revenue decreased to 36.2% for the nine months ended September 30, 2021 from 38.7% for the nine months ended September 30, 2020. This decrease was primarily driven by decreases in printing, distribution, and digital and fulfillment support costs, and depreciation and amortization expense and partially offset by declining domestic revenue and the results of Thryv International, which was acquired on March 1, 2021.
Gross Profit

Gross profit increased by $25.5 million, or 4.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in gross profit was primarily due to the decreases in printing, distribution, and digital and fulfillment support costs, and depreciation and amortization expense and the results of Thryv International, which was acquired on March 1, 2021, and our SaaS segment partially offset by the decline in Marketing Services revenue. Our gross margin increased by 2.5 percentage points to 63.8% for the nine months ended September 30, 2021 compared to 61.3% for the nine months ended September 30, 2020.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $16.6 million, or 6.9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by $36.9 million of Thryv International Sales and marketing expenses included in the seven months ended September 30, 2021, while none was included in the nine months ended September 30, 2020, and an increase in advertising and sales promotion expense of $16.9 million, primarily driven by costs incurred to promote the Thryv platform. These increases were partially offset by strategic cost-saving initiatives. Specifically, due to lower employee-related costs of $5.3 million, contract services of $3.9 million, and sales commissions of $3.9 million. Additionally, depreciation and amortization expense decreased by $25.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the accelerated amortization method used by the Company.

Sales and marketing expense as a percentage of revenue increased to 29.7% for the nine months ended September 30, 2021 from 28.0% for the nine months ended September 30, 2020. This increase was primarily due to declining domestic revenue and the results of Thryv International, which was acquired on March 1, 2021, partially offset by decreases in employee related costs, contract services and depreciation and amortization expense.

General and Administrative

General and administrative expense decreased by $25.4 million, or 19.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was primarily driven by lower bad debt expense of $24.0 million, a $9.3 million decrease in severance expenses, a $5.1 million decrease in the loss on the remeasurement of our indemnification asset, and a $3.3 million loss on the sale of property recognized in the nine months ended September 30, 2021. Additionally, depreciation and amortization expense decreased by $12.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the accelerated amortization method used by the Company. These decreases were partially offset by higher stock-based compensation expense of $7.3 million and General and administrative expenses of $18.5 million related to Thryv International, which was acquired on March 1, 2021.
General and administrative expense as a percentage of revenue decreased to 12.4% for the nine months ended September 30, 2021 from 15.4% for the nine months ended September 30, 2020. This decrease was primarily attributable to lower bad debt expense and a decrease in depreciation and amortization expense, partially offset by declining domestic revenue and the results of Thryv International, which was acquired on March 1, 2021.
Impairment Charges
Impairment charges decreased by $15.8 million, or 81.4% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Impairment charges of $3.6 million were incurred during the nine months ended September 30, 2021, while $19.4 million of impairment charges were recognized during the nine months ended September 30, 2020. Impairment charges in both periods were primarily related to operating lease right-of-use asset impairments, due to the Company's decision to operate in a "Remote First" working environment and consolidate operations at certain locations.

Other Income (Expense)

Interest Expense
Interest expense decreased by $2.2 million, or 4.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to lower weighted average interest rates.

Other Components of Net Periodic Pension Cost
Other components of net periodic pension cost decreased by $32.3 million, from an expense of $31.3 million during the nine months ended September 30, 2020 to a benefit of $1.0 million during for the nine months ended September 30, 2021. This change was primarily due to a remeasurement gain of $0.2 million recognized during the nine months ended September 30, 2021 compared to a remeasurement loss of $30.2 million recognized during the nine months ended September 30, 2020, and lower interest expense of $4.3 million, partially offset by a lower expected return on assets of $3.4 million.

Other Expense

During the nine months ended September 30, 2021, the Company incurred other expense of $4.2 million, which included a loss of $3.4 million primarily resulting from the termination of leaseback obligations associated with land and a building in Tucker, Georgia, and foreign currency-related expense of $0.7 million.

Income Tax Expense

Income tax expense increased by $23.4 million, or 226.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The ETR was 25.9% and 20.8% for the nine months ended September 30, 2021 and 2020, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

Adjusted EBITDA

Adjusted EBITDA increased by $3.8 million, or 1.3%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in Adjusted EBITDA was primarily driven by the increase in domestic revenue, declining costs as we continue to focus on cost reductions, and the results of Thryv International, which was acquired on March 1, 2021. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income (loss) plus Interest expense, Income tax expense (benefit), Depreciation and amortization expense, Loss on termination of leaseback obligations, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense (benefit), Impairment charges and non-operating expenses, such as, Other components of net periodic pension (benefit) cost, Non-cash (gain) loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income (loss) as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of depreciation and amortization expense and stock-based compensation expense (benefit).
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA
Net income (loss)	$35,624	$(145)	$96,489	$39,421
Interest expense	16,546	15,609	51,388	53,551
Income tax expense (benefit)	13,802	(24,250)	33,723	10,323
Depreciation and amortization expense	31,049	35,454	80,675	110,883
Loss on termination of leaseback obligations	—	—	3,409	—
Restructuring and integration expenses (1)	2,312	6,710	15,036	23,902
Transaction costs (2)	3,987	4,913	19,973	14,679
Stock-based compensation expense (benefit) (3)	2,340	1,289	6,232	(4,195)
Other components of net periodic pension (benefit) cost (4)	(273)	30,175	(998)	31,312
Non-cash (gain) loss from remeasurement of indemnification asset (5)	(404)	(540)	(1,248)	3,878
Impairment charges	—	1,184	3,611	19,414
Other (6)	(2,624)	(1,105)	(4,245)	(2,960)
Adjusted EBITDA	$102,359	$69,294	$304,045	$300,208
(1)For the three and nine months ended September 30, 2021 and 2020, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation.

(2)Expenses related to the Company's direct listing, Thryv Australia Acquisition and other transaction costs.
(3)The Company records stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. Additionally, stock-based compensation expense includes the remeasurement of these awards at each period end, prior to October 1, 2020. See Note 4, Fair Value Measurements, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
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

(6)Other primarily includes expenses related to potential non-income based tax liabilities. Additionally, during the three and nine months ended September 30, 2021, Other includes foreign exchange-related expense.
The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Three Months Ended September 30,
(in thousands)	2021	2020
Reconciliation of Adjusted Gross Profit
Gross profit	$193,123	$134,881
Plus:
Depreciation and amortization expense	14,930	18,097
Stock-based compensation expense	156	70
Adjusted Gross Profit	$208,209	$153,048
Gross Margin	65.0%	56.1%
Adjusted Gross Margin	70.0%	63.7%

	Nine Months Ended September 30,
(in thousands)	2021	2020
Reconciliation of Adjusted Gross Profit
Gross profit	$554,009	$528,482
Plus:
Depreciation and amortization expense	42,991	55,084
Stock-based compensation expense (benefit)	320	(176)
Adjusted Gross Profit	$597,320	$583,390
Gross Margin	63.8%	61.3%
Adjusted Gross Margin	68.7%	67.6%
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

For a discussion on contingent obligations, see Note 13, Contingent Liabilities, to our consolidated financial statements included in Part I, Item I in this Quarterly Report.
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,		$
	2021	2020	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$121,539	$174,590	$(53,051)
Investing activities	(195,360)	(15,484)	(179,876)
Financing activities	87,517	(159,247)	246,764

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $53.1 million, or 30.4%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in net cash provided by operating activities of $53.1 million was primarily due to higher income tax payments of $42.7 million and transaction cost payments related to the Thryv Australia Acquisition.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $179.9 million, or 1,161.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in net cash used in investing activities of $179.9 million was primarily due to cash paid of $175.4 million in connection with the Thryv Australia Acquisition on March 1, 2021. The increase in net cash used was also driven by an increase of $3.0 million in capitalized expenditures and a decrease in proceeds from the sales of buildings and other fixed assets of $1.5 million compared to the nine months ended September 30, 2020.

Cash Flows from Financing Activities

Net cash from financing activities increased by $246.8 million, or 155.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in net cash from financing activities of $246.8 million was primarily driven by net proceeds received from the New Term Loan of $679.0 million, partially offset by cash used to repay the remaining outstanding principal balance of the Senior Term Loan of $449.6 million, and payments made on the New Term Loan of $123.0 million, compared to payments made on the Senior Term Loan of $105.4 million during the nine months ended September 30, 2020. The increase in net cash from financing activities was further driven by lower payments of $75.5 million on the ABL Facility and $30.6 million for the repurchase of shares of our outstanding common stock. These increases in net cash from financing activities were partially offset by lower proceeds from the ABL Facility of $75.2 million.

Debt

Term Loan

On March 1, 2021, the Company entered into a new term loan credit agreement (the “New Term Loan”). The proceeds of the New Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”) and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The New Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4 was held by related parties who were equity holders of the Company, as of March 1, 2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter commencing June 30, 2021.

As of September 30, 2021, 31.2% of the New Term Loan was held by related parties who are equity holders of the Company.
ABL Facility
On March 1, 2021, the Company entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 ABL Facility (the “ABL Facility”). The ABL Amendment was entered into in order to permit the term loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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
•add the Australian subsidiaries acquired pursuant to the Thryv Australia Acquisition as borrowers and guarantors, and establish an Australian borrowing base; and
•make certain other conforming changes consistent with the Term Loan Agreement.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the New Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the New Term Loan and ABL Facility as of September 30, 2021. We had total recorded debt outstanding of $612.4 million (net of $20.8 million of unamortized original issue discount (“OID”) and debt issuance cost) at September 30, 2021, which was comprised of amounts outstanding under our New Term Loan of $577.0 million and ABL Facility of $56.2 million.
As of September 30, 2021, the Company had borrowing capacity of $92.1 million under the ABL Facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Critical Accounting Policies and Estimates
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2021, we had total recorded debt outstanding of $612.4 million (net of $20.8 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our New Term Loan of $577.0 million and ABL Facility of $56.2 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $6.3 million annually, based on the debt outstanding at September 30, 2021.

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

Item 4.    Controls and Procedures

Acquisition

We are in the process of integrating Thryv Australia that we acquired on March 1, 2021. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021 excludes an assessment of the internal control over financial reporting related to the Thryv Australia Acquisition. The Thryv Australia Acquisition represented 20% of our consolidated total assets at September 30, 2021, and 13% and 12% of our consolidated revenue included in our consolidated financial statements for the three and nine months ended September 30, 2021, respectively.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to our risk factors disclosed in our 2020 Form 10-K, except as disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and March 31, 2021.

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

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

November 12, 2021	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chief Executive Officer and President
(Principal Executive Officer)

November 12, 2021	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)