Form 10-K
period 2021-12-31
Thryv Holdings, Inc.
filed 2022-03-15
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-35895

THRYV HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX	75261
(Address of principal executive offices)	(Zip Code)

(972)	453-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	THRY	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2021, as reported by the Nasdaq Capital Market on such date was approximately $536,729,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 11, 2022, there were 34,155,328 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021, are incorporated herein by reference.

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
•our ability to successfully integrate acquired businesses into our operations or recognize the benefits of acquisitions, including the failure of an acquired business to achieve its plans and objectives;
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
In this Annual Report, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

Item 1.     Business

Overview

We are dedicated to supporting local, independent service-based businesses and emerging franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. Our Company is built upon a rich legacy in the marketing and advertising industry. We are one of the largest domestic providers of print and digital marketing solutions to SMBs and SaaS end-to-end customer experience tools. Our solutions enable our SMB clients to generate new business leads, manage SMB customer relationships, and run their day-to-day operations. As of December 31, 2021, we serve over 400,000 SMB clients through three business segments: Marketing Services, SaaS, and Thryv International.

On March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Thryv Australia”), Australia's leading provider of marketing solutions serving SMBs (the “Thryv Australia Acquisition”). The Thryv Australia Acquisition brings more than 100,000 existing Thryv Australia clients under the Thryv banner, many of which are ideal candidates for the Thryv platform.

Marketing Services

Our Marketing Services segment provides both print and digital solutions. Our primary Marketing Services offerings include:

•Print Yellow Pages. Print marketing solutions through our owned and operated Print Yellow Pages (“PYPs”), which carry “The Real Yellow Pages” tagline;
•Internet Yellow Pages. Digital marketing solutions through our proprietary Internet Yellow Pages (“IYPs”), including Yellowpages.com, Superpages.com, Dexknows.com, and Extended Search Solutions (“ESS”);
•Search Engine Marketing. Search engine marketing (“SEM”) solutions that deliver business leads from Google, Yahoo!, Bing, Yelp, and other major engines and directories; and
•Other Digital Media Solutions. Other digital media solutions, which include online display and social advertising, online presence and video, and search engine optimization (“SEO”) tools.
SaaS

Our SaaS segment is comprised of Thryv, Hub By Thryv, Thryv Leads and add-ons, and ThryvPay.

•Thryv®. Our Thryv platform, is our flagship SMB end-to-end customer experience platform. It helps small businesses and emerging franchises “get the job, manage the job, and get credit” for their jobs. It includes capabilities such as customer relationship management (“CRM”), omnichannel email and text marketing automation, scheduling and appointment management, estimating, invoicing, payments, social media management, reputation management, document management and centralized customer communication. Thryv provides SMBs a real time 360-degree view of their customers and every interaction that each customer has with their business throughout their lifecycle.
•Hub by Thryv, is a solution that empowers a franchisor with real time oversight and day-to-day management of multiple locations. The solution enables emerging franchises to scale repeatable processes and success as their locations and geographical footprint expands. This ensures a high franchisee success rate, a crucial metric within the franchise industry.
•Thryv Leads®, and add-ons. Thryv Leads is our integrated local marketing and lead generation solution, and we offer a range of add-ons that can be purchased in conjunction with our Thryv platform including, but not limited to GMB Optimization services, HIPPA protections, and SEO tools.
•ThryvPay. ThryvPay is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service businesses that want to provide consumers with safe, contactless, fast online payment options. Complete with highly competitive rates, ThryvPay also supports future scheduled payments, pass-through convenience fees, tips, and other highly sought after features specifically targeting service oriented businesses.

Thryv International

Our Thryv International segment provides both print and digital solutions. Our primary Thryv International offerings include:

•Print Yellow and White Pages. Print marketing solutions through our owned and operated PYPs;
•Internet Yellow Pages. Digital marketing solutions through our proprietary IYPs, including Yellowpages.com.au, Whitepages.com.au, Whereis.com, and Truelocal.com.au.
•Search Engine Marketing. SEM solutions that deliver business leads from Google, and Bing, search engines through optimized pay per click campaigns.
•Other Digital Media Solutions. Other digital media solutions, which include online display and social advertising, online presence and video, and SEO services.
•Thryv®. Our Thryv platform, is our flagship SMB end-to-end customer experience platform. It helps small businesses and franchises “get the job, manage the job, and get credit” for their jobs. It includes capabilities such as CRM, omnichannel email and text marketing automation, scheduling and appointment management, estimating, invoicing, payments, social media management, reputation management, document management and centralized customer communication. Thryv provides SMBs a real time 360-degree view of their customers and every interaction that each customer has with their business throughout their lifecycle.
•SaaS add-ons. We offer a range of add-ons that can be purchased in conjunction with our Thryv platform including, but not limited to GMB Optimization services, Restricted Access, and SEO tools.

Integration of Marketing Services and SaaS

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. We have worked for decades in our local communities, providing marketing solutions to SMBs. We found that SMBs need technology solutions to communicate with a large portion of consumers who now do business via their smartphones. We launched our SaaS business in 2015 to provide SMBs with the resources to compete for today’s mobile consumers. In 2021, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service models to facilitate remote working and contact less customer interactions. We have seen this trend accelerate following the outbreak of the COVID-19 pandemic from March 2020 onwards.

In 2021, domestically, we delivered more than 39 million PYP directories to strategically targeted American homes whose demographics indicate a higher propensity to use print marketing solutions.

We reach our clients utilizing a multi-channel sales approach that allows us to meet market demand through an extensive inside and outside sales force, channel partners, and targeted digital campaigns. Our nationwide field sales force allows us to have local and virtual interactions with SMB clients, which differentiates us from our competitors.

We derive a competitive advantage from our industry experience, sizable sales force, and Thryv platform. Existing and potential SMBs have choices when selecting SaaS solutions. Numerous niche cloud-based tools are available for SMBs to self-provision online, and other providers market competing end-to-end solutions. Because the cost of entry into the SaaS space is relatively low, new entrants continue to emerge. Although we believe many of these solutions lack a comprehensive set of features and offer less onboarding and customer support, SMBs may opt for less expensive solutions or a package of solutions provided by less experienced entrants at a lower cost.

Our Solutions

Comprehensive Marketing Services Offering

We have a full portfolio of marketing solutions for SMBs, including PYP, IYP, SEM, and online display and social advertising, online presence and video, and SEO tools. This enables SMBs to craft a comprehensive marketing strategy with us as the one-stop provider. For example, PYP provides value to SMBs seeking to reach consumers who prefer traditional forms of print media. IYP helps efficiently position a client’s business on well-trafficked online directories, and SEM allows SMBs to generate customer traffic directly with ads on Google and other search engines.

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

Dynamic Tracking and Access to Unparalleled SMB Data

The effectiveness of each of our solutions can be measured with tracking software that enables SMBs to easily analyze the performance of their ad campaigns. We examine operational measures from various sources that help us understand how a client’s marketing services program is working, and we use these to monitor their effectiveness and performance. As a result, we give SMBs actionable insights to attract and retain new customers.

Enable SMBs to Deliver Customer Experiences That We View as Best-in-Class within One Platform

Our Thryv platform delivers many features relevant to SMB needs, including CRM, omnichannel email and text marketing automation, scheduling and appointment management, estimating, invoicing, payments, social media management, reputation management, document management and centralized customer communication. Thryv provides SMBs a real time 360-degree view of their customers and every interaction that each customer has with their business throughout their lifecycle.

Optimize Advertising Budgets and Business Leads Generation

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

Leverage Our Nationwide Scale and Extensive Sales Force

We have one of the largest SMB-focused sales forces in the country within the marketing solutions and SaaS space, which we utilize to attract and manage our clients. We leverage our sales force to introduce our SaaS solutions to new prospects and existing Marketing Services clients through in-person, local as well as virtual, online meetings. As of

December 31, 2021, our efforts led to approximately 60% of our new SaaS clients originating from our Marketing Services segment. SMB demand for SaaS solutions continues to grow as SMBs increase their remote working capabilities and contact less customer interactions due to the COVID-19 pandemic.

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

International Growth

We are looking to expand into international markets, which we view as a large opportunity for growth. In August 2020, we launched our first international SaaS reseller pilot, a joint initiative with the leading yellow pages player in the Caribbean, and we also signed a SaaS franchise client, a home services company, with operations in the U.S. and Canada. We intend to penetrate international markets either through acquisition, re-seller agreements, or other commercial arrangements. For example, in 2021, we completed the Thryv Australia Acquisition to enter the Australian market. Internationally, there are approximately 35 million SMBs in our target market. On February 1, 2022, we continued our international expansion with an online launch into the Canadian marketing via our online website Thryv.ca.

Our Segments

We operate through three segments – Marketing Services, SaaS and Thryv International – each of which is described below.

Marketing Services Segment

Our Marketing Services segment delivers high-quality, cost-effective business leads to our SMB clients. This segment generated $797.5 million of revenue for the year ended December 31, 2021. Our main Marketing Services solutions are as follows:

Print Yellow Pages (PYP)

Domestically, we publish PYP titles on a 12 to 15-month publication cycle. In the year ended December 31, 2021, we published approximately 1,502 PYP titles. We generate revenue by charging for advertisements placed within these titles.

We believe print directories are a cost-effective and often under-appreciated solution for many SMBs. Consumer usage of print, while declining, is still strong among consumers that tend to be over 55 years of age, more affluent, and more likely to own a single-family home. PYP enables SMBs to reach this core demographic that tends to have higher purchase intent when encountering one of our SMBs’ advertisements. We have highly predictable revenue from this service offering given that PYP advertising campaigns are typically structured as 12 to 15-month contracts. While PYP has experienced a secular decline similar to other print media, print costs are highly variable, enabling the Company to right-size costs in advance of anticipated declines in PYP sales.

Internet Yellow Pages (IYP)

We operate three proprietary IYP sites: Yellowpages.com, Superpages.com, and Dexknows.com. During the year ended December 31, 2021, traffic to these sites averaged over 29 million visits per month across the three properties. We generate IYP revenue by charging SMBs for advertisements and priority placement.

Our IYPs are efficient in delivering business leads. IYPs deliver leads at an attractive cost because consumers who search on IYPs are deep in the “purchase funnel” and are ready to buy.

We also offer ESS enabling SMBs to buy advertising on our network of owned and third-party directory websites, including Yelp, Nextdoor, and other popular sites. Our network delivers approximately 104 million visits per month. Our ESS network provides SMB clients expanded access to high-converting traffic at a low cost. We believe we are the only provider to offer this broad network of online directory sites with a single purchase.

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

Our SEM offerings leverage a mix of in-house and off-the-shelf technology to design ads, generate bids, and deliver reporting to advertisers. We track cost-per-click and cost-per-call metrics for our SMB clients, which gives them insights into the effectiveness of their ad campaigns.

Other Digital Media Solutions

We also provide online display and social advertising, online presence and video, and SEO tools. The following services were previously sold on a standalone basis, and clients who had purchased these services are allowed to renew them. However, for new clients, these services are now only available as part of, or as an add-on purchase to, our Thryv platform.

•Online Display and Social Advertising. We enable our clients to promote their company's image through online advertising that drives leads and brand recognition;
•Online Presence and Video. We help our client's businesses look vibrant and engaging. We record videos on-site using a partner that we view as best-in-class;
•SEO Tools. Works to improve rankings within search engines like Google, Yahoo!, and Bing. We make our client's website more visible and prominent.

SaaS Business Segment

Our SaaS segment is comprised of Thryv®, including Hub by Thryv, and Thryv Leads and add-ons, including ThryvPay. Our SaaS segment generated revenue of $170.5 million in the year ended December 31, 2021.

Strength of the All-In-One Platform

Our Thryv platform is an easy-to-use SMB end-to-end customer experience tool that enables SMBs to deliver the same type of interaction consumers have come to expect from larger enterprises with whom they do business.

Our Thryv platform’s feature set mirrors the journey of a typical consumer, who begins on a search engine, reads business reviews, finds a company’s website and/or social media profiles, and clicks to set up an appointment or request information. After booking an appointment, the consumer typically expects an estimate and eventually an invoice, with the ability to pay online in an easy and efficient manner. This experience is then followed by prompts for reviews and referrals, along with periodic reminders and additional campaigns to generate repeat business.

Built on a customizable CRM database where businesses store customer information and then utilize a host of customer communication tools, our Thryv platform helps SMBs communicate with their customers and manage day-to-day operations. It automatically updates and maintains client listings across the web so our SMBs’ online information is correct at all times.

Clients can also generate new business leads via Thryv Leads and have these business leads automatically injected into their CRM system and enriched with additional data. These business leads populate the client’s CRM database enabling our clients to email, text, call, or otherwise communicate with prospective customers via our Thryv platform. Additionally, clients can monitor multiple locations through Thryv add-ons.

We have a new, low cost and innovative engineering methodology. This methodology recognizes the large variety of bespoke SaaS solutions and back-end tools that are readily available. Thryv has chosen to utilize best in class systems and tools, to integrate them in unique ways that unlock value for the end customer. It is the combination of functionality from multiple platforms together that delivers value greater than each of the parts individually. Thryv maintains full control over the user experience, to deliver a modern and consistent user experience. When Thryv feels functionality is of strategic long-term importance, or it is not readily available in the marketplace, we leverage our internal engineering teams to create technology and innovation on top of the existing interoperable technology stack. Applications and/or features developed by our third-party developers specifically for our platform are not available outside of our platform on a stand-alone basis in the U.S. and Canada.

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

Hub by Thryv

In 2020, we released a franchise management platform, Hub by Thryv, that allows franchisors to manage and launch their franchises on Thryv and to manage their overall franchise network’s day-to-day operations on the platform.

Hub by Thryv enables franchisors to:
•Create and launch new locations under a standardized brand and configuration, ensuring optimal success for each location;
•Monitor real-time performance results on each of their locations, and quickly identify areas of opportunity;
•Generally manage lead management and long-term ROI through each stage of the customer's life cycle; and
•Enable territory and region managers' optimal flexibility through user permissions and controls.
Thryv Leads
Thryv Leads is an enhancement to our Thryv platform that gives SMBs an easier way to acquire new customers and to make it simpler to determine when, where and how much to spend on advertising. Thryv Leads clients sign six month contracts with month-to-month auto renewals thereafter.

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

Through Thryv Leads, SMBs:

•Acquire New Customers. Thryv Leads allows SMBs to acquire new customers by indicating how many new customers per month they want to reach. SMBs decide on the number of business leads per month that they need, and Thryv Leads recommends a budget based on the costs in the client’s category and geographical area. Thryv Leads then delineates the SMB’s spend across advertising solutions, such as digital and social media, allowing SMBs to avoid the confusion of determining a proper ad budget;
•Simplify Lead Tracking. Thryv Leads tracks and attributes each business lead that the SMB receives; and
•Analyze Advertising Results. Thryv Leads provides the SMB with proof that the SMB’s advertising is effective and enables SMBs to leverage consumer respondent information by injecting data into the SMB’s Thryv platform, creating a usable database for SMBs.
ThryvPay

ThryvPay allows users to get paid via credit card and ACH payments. ThryvPay offers:

•Competitive credit card processing rates. ThryvPay offers a flat rate per transaction with no set-up fees.
•ACH payments processing. Small businesses save money on a per transaction charge, with the security of knowing immediately if funds are available.
•Scheduled payments. Service-based businesses that offer ongoing services or memberships can utilize our scheduled payments feature. ThryvPay also allows customized installment plans for pre-set specific dates.
•Convenience fees and tipping. Small businesses can pass on optional convenience fees for consumers who want to pay by credit card when presented with multiple payment options, often driving customers to pay by ACH methods, which generates significant savings to SMBs. ThryvPay also allows consumers to leave a tip.
•Credit card and bank account on file. Consumer information is stored in the small business’s Thryv account for future transactions, reducing friction for repeat business.
•Real-time reporting and assistance. Thryv and ThryvPay integrates and auto-syncs with QuickBooks Online, Quickbooks Desktop, MYOB, Freshbooks, and Xero for accounting reconciliation. Thryv provides dedicated support for dispute and chargeback assistance.

Thryv International Segment

Our Thryv International segment delivers high-quality, cost-effective business leads to our SMB clients. This segment generated $145.4 million of revenue for the year ended December 31, 2021. Our main Thryv International solutions are as follows:

Print Yellow and White Pages (PYP)

Internationally, we publish PYP titles on a 12-month publication cycle. In the year ended December 31, 2021, we published approximately 96 PYP titles. In 2021, we delivered more than 6 million PYP directories internationally to strategically targeted Australian homes whose demographics indicated a higher propensity to use print marketing solutions. We generate revenue by charging for advertisements placed within these titles.

Internet Yellow and White Pages (IYP)

Internationally, we operate four proprietary IYP sites: Yellowpages.com.au, Whitepages.com.au, Whereis.com, and Truelocal.com.au. During the year ended December 31, 2021, traffic to these sites averaged over 7 million visits per month across the four properties. We generate IYP revenue by charging SMBs for advertisements and priority placement.

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

SMBs often purchase advertisements in the paid listings section of search engines and online directories to drive business leads. We sell SEM placements on multiple search sites, including Google and Bing.

Our SEM offerings leverage a mix of in-house and off-the-shelf technology to design ads, generate bids, and deliver reporting to advertisers. We track cost-per-click and cost-per-call metrics for our SMB clients, which gives them insights into the effectiveness of their ad campaigns.

Other Digital Media Solutions

We also provide online display and social advertising, online presence and video, and SEO tools. These services were previously sold on a stand alone basis, and clients who had purchased these services are allowed to renew them. However, for new clients, these services are now only available as part of, or as an add-on purchase to, our Thryv platform.

SaaS

Consistent with our SaaS segment, our Thryv International SaaS revenue is comprised of Thryv® and add-ons. Thryv International generated SaaS revenue of $0.6 million in the year ended December 31, 2021.

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

Human Capital

Our key human capital management objectives are to attract the right talent, develop potential future and current talent for leadership positions, retain high performers and reward employees through competitive pay and employee benefits. We support these objectives with employee experience and culture initiatives aimed at making the workplace diverse, engaging and inclusive, while providing growth opportunities, internal leadership programs and diversity programs. In addition, we consistently monitor employee engagement through employee engagement studies and monthly surveys.
We employed 2,630 people as of December 31, 2021. Our workforce is comprised of approximately 99% full-time and 1% part-time employees. The majority of our employees are employed in our Outside and Inside Sales, Inbound Sales and Sales Operations, and Operations, Information Technology, Billing and Print Directories departments.

Some examples of our key programs and initiatives intended to attract, develop and retain our diverse workforce include:

•Diversity and Inclusion (“D&I”). The Company’s Diversity Council provides a voice for our employees to leadership – to share insights, communicate with leadership, and generate ideas and actions to enhance and impact diversity and inclusion at Thryv. The Diversity Council plans and sponsors events to celebrate diversity and inclusion, educate and raise awareness, and create opportunities for networking and mentorship within diverse groups.
•Accelerators Recognition Program. This program is designed to grow the connection and recognition of top performers who demonstrate our core values in their excellent performance. Core values are:
•Client Devoted
•DONE3
•Act Like You Own the Place
•Invest in Our People
•Under Promise, Over Deliver
•Making Money is a By-Product of Helping People
•Think Long-Term; Act with Passion and Integrity
•Benefits. Among our benefit offerings, Virgin Pulse wellness programming has become a key motivator to good health and well-being. It is a user-friendly platform that encourages well-being, safety and performance, by providing friendly team-based competition, self-directed wellness journeys and incentives to build healthy habits and drive collaboration across Thryv. With 76% of employees enrolled on the platform and 54% of those enrolled actively engaged, the digital well-being platform has contributed meaningfully to our Work From Anywhere approach while creating connections and supporting a healthy lifestyle among our employees.
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers through training and development programs. These include online and on-the-job learning formats.
•Our Emerging Leaders Program is designed to help identify and develop future leaders. Once identified, Emerging Leaders are provided focused leadership and management skill development programs – instructor-

led, online and on-the-job. Thirty-three employees successfully completed the Emerging Leader program in 2021, resulting in seven promotions into management – representing 21% of participants. The program continues into 2022 with plans for a larger number of participants to more broadly impact our workforce and positively support leadership bench strength.
•Our New Manager Training Program is provided to newly promoted managers to develop and enhance their soft skills in people management. This program aims to set up newly promoted people managers for success while developing a network of colleagues from which to draw support and counsel.
•The Tuition Assistance Program (“TAP”) supports lifelong learning of all employees. Through a generous reimbursement program, we encourage employees to seek continuous education and personal development to support their career aspirations while contributing to Thryv’s collective growth and success. Eligible coursework may be aimed at achievement of an Associate’s, Bachelor or Master’s degree or may be specialized in various certificate/certification programs.
•Culture Team. “Invest in Our People” is one of our core values, which we support with various initiatives.
•Our Thryv Life Channel (facilitated by Microsoft Teams) serves as our internal social media platform. The platform provides a vehicle to highlight personal and professional successes, share inspirational stories, publicize social opportunities, run “fun” employee-centric virtual events and generally connect our people. Engagement is high and continues to enhance the promotion of core values and relationship-building as we continue learn and grow in a Work From Anywhere environment.
•Learning Opportunities. To ensure we are providing learning opportunities that enable us to adapt, belong and connect, we launched monthly “Lunch and Learn” sessions featuring a wide variety of employee-centric topics such as building one’s personal brand, communication skills, and other specific skill-building subjects.
•Culture Clubs are designed to purposefully drive connection and relationship-building across diverse work teams and individuals. Recognizing the virtual workplace can be challenging for new relationship-building, the Culture Clubs offer meaningful opportunities to a broad group of employees to identify and join groups of colleagues with similar hobbies and interests.
•Virtual Onboarding. We are focused on virtually onboarding new employees through an enhanced virtual onboarding program. Video engagements, networking, a buddy program and social interactions are all included in properly onboarding a virtual employee while weaving core values and key job learnings into the programming.

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
•machine-learning algorithms and techniques;
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

Our Thryv platform is comprised of unique integrations and solutions either built by Thryv or built for Thryv, and to Thryv’s specifications. In addition, we integrate with select third-party vendors who are managed by our in-house product and development teams. Thryv has chosen to utilize best-in-class systems and tools, to integrate them in unique ways that unlock value for the end customer. SaaS order processing and tracking, client engagement, client communications, and many other aspects of running the day-to-day SaaS business are performed using subscription-based third-party tools. When Thryv feels functionality is of strategic long-term importance, or it is not readily available in the marketplace, we leverage our internal engineering teams to create technology and innovation on top of the existing interoperable technology stack. We ensure that we retain intellectual property for the critical elements of the Thryv platform.

Government Regulation

We are subject to many U.S. federal and state and other foreign laws and regulations, including those related to privacy, data protection, content regulation, intellectual property, consumer protection, rights of publicity, health and safety, employment and labor and taxation.

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

Item 1A.    Risk Factors

Risk Factor Summary

Our business and owning our common stock are subject to numerous risks and uncertainties, including those highlighted in “Risk Factors.” As a summary, these risks include, but are not limited to, the following:
•significant competition for our Marketing Services solutions and SaaS offerings, which include companies who use components of our SaaS offerings provided by third parties;
•our ability to transition our Marketing Services clients to our Thryv platform, sell our platform into new markets or further penetrate existing markets;
•our ability to manage our growth effectively;
•our potential failure to successfully expand our current offerings into new markets or further penetrate existing markets;
•our clients potentially opting not to renew their agreements with us or renewing at lower spend;
•our ability to maintain profitability;
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
•our, or our third-party providers', potential inability to keep pace with rapid technological changes and evolving industry standards;
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
•our, or our third-party service providers', failure to manage our technical operations infrastructure;
•our Thryv platform and add-ons potential failure to perform properly;
•our outstanding indebtedness and our potential inability to generate sufficient cash flows to meet our debt service obligations;
•the potential restriction of our future operations by restrictive covenants in the agreements governing our Senior Credit Facilities (as defined below);
•uncertainty related to the London interbank offered rate (“LIBOR”) and the discontinuation of LIBOR in the future;
•volatility and weakness in bank and capital markets;
•potential volatility in the public price of our shares of common stock or the failure of an active, liquid, and orderly market for our shares of common stock to be sustained;
•that none of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer, potentially resulting in sales of substantial amounts of our common stock in the public markets or the perception that sales might occur, which could cause the market price of our common stock to decline; and
•costs, obligations and liabilities incurred as a result of, and in connection with, being a public company.

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

We face intense competition from other companies that offer marketing solutions and business management tools for the SMB market. Competition could significantly impede our ability to sell marketing solutions or subscriptions to our Thryv platform and add-ons on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive or obsolete. In addition, if these competitors develop products with similar or superior functionality to our Thryv platform, we may need to decrease prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our operating results will be adversely affected.

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

Our growth strategy is focused on the growth and expansion of our SaaS offerings; however, during 2021, 71.6% of our revenue was derived from our Marketing Services offerings.

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

We plan to continue to invest in the infrastructure and support for our SaaS solutions while maintaining profitability in our Marketing Services and Thryv International segments. The growth of our SaaS solutions placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. In order to manage this growth effectively, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth, or failure to achieve our growth strategy, could result in difficulty or delays in maintaining clients, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties; and any of these difficulties could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on, and extension of credit to, small and medium sized local businesses could adversely affect our business.

In the ordinary course of our business, we extend credit to SMBs in the form of a trade receivable for advertising purchases. Local businesses, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. Also, the proliferation of very large retail stores may continue to adversely affect local businesses. We believe these limitations contribute significantly toward clients not renewing their subscriptions. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts, as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on, and our extension of credit to, local businesses in the form of trade receivables.

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

We expect to derive a substantial portion of our future revenue from the sale of subscriptions to our Thryv platform. The market for small business management solutions is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our Thryv platform and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves cross-selling to existing Marketing Services and Thryv International clients to increase the value of our client relationships over time as we expand their use of our services, onboard other parts of their organizations and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing clients fail to expand their use of our Thryv platform or adopt additional offerings and features, our operating results may be materially adversely affected.

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

As of December 31, 2021, we had an accumulated deficit of $293.3 million. If we are unable to acquire new clients cost effectively, we may incur net losses.

We also expect our expenses to increase in the future due to anticipated increases in our SaaS segment sales, general and administrative expenses, including expenses associated with being a public company, product development and management expenses or expenses related to acquisitions, which could impact our ability to sustain profitability in the future. Additionally, while the majority of our revenue in fiscal years 2021, 2020 and 2019 came from advertising services provided in local classified print directories and digital marketing solutions, such as search, display and social media, future development of new services may initially have a lower profit margin than our existing services, which could have a material adverse effect on our business, financial condition and results of operations. As a result, we may not be able to maintain profitability in the future.

The continuing decline in the use of print directories and in our ability to attain new or renewed print agreements continues to adversely affect our business.

Overall references to print directories, including our Print Yellow Pages, in the United States have been declining since the early 2000s. This decline is primarily attributable to increased use of internet search providers, as well as the proliferation of large retail stores for which consumers and businesses may not reference the print directories. While we expect the decline in usage will continue to negatively affect advertising sales associated with our traditional print business, a significant further decline in usage of our print directories could impair our ability to maintain or increase advertising prices, which may cause businesses to reduce or discontinue purchasing advertising in our print directories. Either or both of these factors could adversely affect our revenue and have a material adverse effect on our business, financial condition, results of operations and prospects. These trends have resulted in declining print advertising sales, and we expect these trends to continue in 2022 and beyond.

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

The value of our solutions is predicated upon the assumption that online and mobile presence, acquisition and retention marketing and the ability to connect and interact with consumers online and on mobile devices are, and will continue to be, important and valuable strategies for small businesses to enhance their abilities to establish, grow, manage and market their businesses. If this assumption is incorrect, or if small businesses do not, or perceive that they do not, derive sufficient value from our solutions, then our ability to retain existing clients, attract new clients and grow our revenues could be adversely affected.

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

In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, iOS and other software and communication, browser and database technologies. We may not be successful in developing these new or enhanced functionalities and features, or in bringing them to market in a timely fashion. If we do not continue to innovate and deliver high-quality, technologically advanced solutions, we will not remain competitive, which could have a material adverse effect in our business, financial condition and results of operations. Any failure of our Thryv platform and add-ons to operate effectively with future network platforms and technologies could reduce the demand for our Thryv platform and add-ons, result in client dissatisfaction and have a material adverse effect on our business, financial condition and results of operations.

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
•creation of significant contingent earn out obligations or other financial liabilities;
•increased expenses, including, but not limited to, legal, administrative and compensation expenses;
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
A failure to integrate acquisitions efficiently, may be disruptive to our operations and adversely impact our revenues or increase our expenses.

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

In order to grow our business, we anticipate that we will continue to depend on the continuation and expansion of relationships with vendors and other third parties. In our SaaS segment, such third parties include third-party service providers (i.e., software developers and hosting services), sales channel partners and technology and content providers. In our Marketing Services and Thryv International segments, we depend upon third parties to print, publish and distribute our directories. Identifying partners and negotiating and documenting relationships with them requires significant time and resources. In addition, the third parties we partner with may not perform as expected under our agreements, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.

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

Upkeep of data centers

We host our consumer-facing internet sites, which are a major source of low-cost fulfillment traffic for our clients and serve most of our digital service clients from data centers operated by third-party providers, primarily Amazon Web Services. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. These third parties may also seek to cap their maximum contractual liability, resulting in Thryv being financially responsible for losses caused by their actions or omissions. Additionally, we host our internal systems through data centers that we operate and lease in Texas and Virginia. If we are unable to renew our agreements with our third-party providers or to renew our leases on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with any such transfer. Both our third-party data centers and data centers that we lease and operate are subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. Any such acts could result in a breach of the security of our or our clients’ data.

Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our clients. We have periodically experienced service disruptions in the past, and we may experience interruptions or delays in our service in the future. Our third-party data centers’ operators could also decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the third-party service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could adversely affect the growth of our business. While we maintain both redundancy and disaster recovery protocols, any changes in third-party service levels at our data centers or any security breaches, errors, defects, disruptions, or other performance problems with our Thryv platform and add-ons could adversely affect our reputation, damage our clients’ stored files, result in lengthy interruptions in our services, or otherwise result in damage or losses to our clients for which they may seek compensation from us. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data center services we use. Interruptions in our services might reduce our revenues, cause us to issue refunds to clients for prepaid and unused subscription services, subject us to potential liability, or adversely affect our renewals.

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

Printing of directories

In our Marketing Services and Thryv International segments, we depend on third parties to supply paper and to print, publish and distribute our directories. In connection with these services, we rely on the systems and services of our third-party service providers, their ability to perform key functions on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform services on our behalf. There are a limited number of these providers with sufficient scale to meet our needs. A failure in the systems of one of our key third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow. If we were to lose the services of any of our key third-party providers, we would be required to hire and train sufficient personnel to perform these services or to find an alternative service provider. In some cases, it would be impractical for us to perform these functions, including the printing of our directories. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them without incurring additional costs. A failure on the part of any of our third-party service providers could result in a material adverse effect on our business, financial condition and results of operations.

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

Our future success will depend upon our ability to anticipate and to adapt to changes in technology and industry standards and to effectively develop, introduce, market and gain broad acceptance of new product and service enhancements incorporating the latest technological advancements. Furthermore, we depend on our third-party providers to also keep pace with rapid technological changes and evolving industry standards. If our third-party providers are unable to adapt to technological changes, this could also have a material adverse effect on our ability to retain or increase our client subscription base or cause us to incur additional operational costs involved with switching third-party providers.

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

A percentage of our clients choose to integrate our platform with certain capabilities provided by third-party software platforms created by our third-party providers and application providers using application programming interfaces (“APIs”), either as publicly available no-fee licenses or through fee-based partnership arrangements. The functionality and popularity of our Thryv platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including but not limited to CRM, CMS, omnichannel email and text marketing automation, accounting, e-commerce, call center, analytics and social media sites that our clients use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, terminate or elect not to renew our partnership agreements or otherwise alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could adversely impact our offerings and harm our business. If we fail to integrate our Thryv platform with new third-party applications and platforms that our clients use for marketing, sales or services purposes, we may not be able to offer the functionality that our clients need, which would adversely impact our ability to generate revenue and harm our business.

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

Our business depends on the overall demand for marketing solutions, especially business management software by SMBs, and on the economic health of our current and prospective clients. Past financial recessions have resulted in a significant weakening of the economy in North America and globally, a reduction in employment levels, a reduction in prevailing interest rates, more limited availability of credit, a reduction in business confidence and activity and other difficulties. Such difficulties have affected, and any current or future adverse economic conditions may continue to affect, one or more of the industries to which we sell our offerings. In addition, there has been pressure to reduce government spending in the United States, and any tax increases and spending cuts at the federal level might reduce demand for our offerings from organizations that receive funding from the U.S. government and could negatively affect the U.S. economy, which could further reduce demand for our offerings.

Any of these events could have a material adverse effect on our business, financial condition and results of operations, and spending levels for our offerings may not increase following any recovery.

Public health epidemics or outbreaks may reduce or delay spending on day-to-day purchases, which could result in a reduction in the level of business conducted by our clients. As a result, our clients may reduce their spending on marketing services and business operations, which could have a material adverse effect on our business, financial condition and results of operations.

Public health epidemics or outbreaks could adversely impact our business. In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China and has since spread, causing significant disruption to the global economy. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Despite quarantining and adjustments of work schemes, our employees or staff have been, and may continue to be affected by the coronavirus epidemic, and we may experience significant future disruptions to our business operations, which may adversely affect our service quality and thereby our business reputation. Certain states may also ban the solicitation for new clients during a public health epidemic, which could result in our inability to acquire new clients. In addition, the continued spread and increasing impact of the coronavirus in the United States and Australia could adversely impact demand for our clients’ services or the level of business conducted by our clients. Such conditions could affect the rate of spending on our solutions and could adversely affect our clients’ ability or willingness to purchase our solutions; the timing of our current or prospective clients’ purchasing decisions; pressure for pricing discounts or extended payment terms; reductions in the amount or duration of clients’ subscription contracts; or increase client churn, all of which could adversely affect our future sales, operating results and overall financial performance. If the pandemic has a continued and substantial impact on the ability of our clients to purchase our solutions, our results of operations and overall financial performance may be harmed.

In response to the pandemic, we implemented a work from home policy, with the majority of our employees conducting their work outside of our physical offices. We currently intend to continue our work from home policy indefinitely, and we have taken steps to enable the majority of our employees to work from home permanently. All employees were provided or already possessed a company laptop and access to all necessary systems to perform their essential job functions. It is more difficult for us to manage and monitor our employees in remote settings, and we have and may continue to expend more management time and incur more costs to do so. Employees working from home may also face additional distractions that negatively affect their performance. If our employees are not able to effectively work remotely on a permanent basis, this may negatively impact our business, financial condition and results of operations. Our long-term work from home policy could also increase our cyber-security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

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

Our success depends largely upon the continued services of our key executive officers. Specifically, we believe that the continued employment of our CEO and Chairman, Joseph A. Walsh, will play an important part in our success. We also rely on our leadership team in the areas of marketing, sales, services and general and administrative functions and on mission-critical individual contributors in all such areas. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with most of our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time. Additionally, we do not maintain key man insurance on any of our executive officers or key employees. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations. Turnover among our outside and inside sales force or key management could adversely affect our business and the loss of a significant number of experienced key personnel could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

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

As of December 31, 2021, 353 employees, or 13% of our employees and 35% of our sales force, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slowdowns involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

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

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, Canada, the European Union (the “E.U”) and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in May 2018, the General Data Protection Regulation came into effect, which brought with it a complete overhaul of E.U. data protection laws: the new rules superseded then-current E.U. data protection legislation, imposed more stringent E.U. data protection requirements and provided for greater penalties for non-compliance. In addition, the California Consumer Protection Act of 2018 (“CCPA”) became effective January 1, 2020, with implications for consumer privacy in the U.S. that reach beyond California. HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act, affects our ability to provide our solutions to medical and healthcare businesses that are Covered Entities or Business Associates under those laws. New York’s SHIELD Act may impact our ability to offer our services to financial businesses due to its compliance requirements for data collection and security. Changing definitions of what constitutes PII may also limit or inhibit our ability to operate or to expand our business, including limiting strategic partnerships that may involve the sharing of data, especially in the context of the digital advertising ecosystem. Also, some jurisdictions require that certain types of data be retained on localized servers within these jurisdictions, which could impact our ability to make solutions that impact all our clients’ needs.

Evolving and changing definitions of what constitutes PII within the United States, Canada, Australia, the European Union and elsewhere, especially relating to the classification of internet protocol, or IP addresses, machine or device identification numbers, location data and other information, as well as the use of PII for machine learning process or algorithm movement may limit or inhibit our ability to operate or to expand our business. Future laws, regulations, standards and other obligations could impair our ability to collect or to use information that we utilize to provide email delivery and marketing services to our clients, thereby impairing our ability to maintain and to grow our client base and to increase revenue. Future restrictions on the collection, use, sharing, or disclosure of our clients’ data or additional requirements for express or implied consent of clients for the use and disclosure of such information may limit our ability to develop new services and features.

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

Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our Thryv platform and add-ons in certain industries. Any failure or perceived failure by us to comply with U.S., Australia, E.U., or other foreign privacy or security laws, regulations, policies, industry standards, or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release, or transfer of, PII may result in governmental enforcement actions, litigation, fines and penalties, or adverse publicity and could cause our clients to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations. If our service is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our clients to public criticism and potential legal liability. Public concerns regarding PII processing, privacy and security may cause some of our clients’ end-users to be less likely to visit their websites or otherwise interact with them. If enough end-users choose not to interact with our clients, our clients could stop using our platform. This, in turn, may reduce the value of our services and slow or eliminate the growth of our business. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of PII may create negative public reactions to technologies, products and services, such as ours.

Further, the Biden administration may enact comprehensive tax reform or other regulatory changes, which may have an adverse impact to our effective tax rate or other aspects of our business.

Industry-specific regulation and other requirements and standards are evolving and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.

We maintain clients in a variety of industries, including healthcare, financial services, the public sector and telecommunications. Regulators in certain industries have adopted, and may in the future adopt, regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our clients’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain clients, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our clients are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our clients may expect, such as an attestation of compliance with the New York SHIELD Law, CCPA, Payment Card Industry (“PCI”) Data Security Standards, may have an adverse impact on our business and results. Furthermore, we and our clients in the healthcare industry are regulated by HIPAA, which establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and requires the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form, as well as breach notification procedures for breaches of PHI and penalties for violation of HIPAA’s requirements for entities subject to its regulation. We work to maintain compliance with the relevant industry-specific certifications or other requirements or standards relevant to our clients, but if in the future we are unable to achieve or maintain such certifications, requirements or standards, it may harm our business and adversely affect our results.

Further, in some cases, industry-specific laws, regionally-specific, or product-specific laws, regulations, or interpretive positions may also apply directly to us as a service provider. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. For example, there are various statutes, regulations and rulings relevant to the direct email marketing and text-messaging industries, including the CAN-SPAM Act, Telephone Consumer Protection Act (“TCPA”) and related FCC orders. The TCPA and FCC rulings impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior express consent of the person being contacted has not been obtained or proof of such consent not properly maintained. We may in the future be subject to one or more lawsuits, containing allegations that one of our platforms or clients using our platform violated industry-specific regulations and any determination that we or our clients violated such regulations could expose us to significant damage awards that could, individually or in the aggregate, materially adversely affect our business.

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

In order to protect our trade names, including Thryv®, Thryv Leads®, Thryv CompleteSM, Thryv Your Business Smarter®, The Real Yellow Pages®, Yellowpages.com®, Dexknows.com® and Superpages.com®, from domain name infringement or to prevent others from using internet domain names that associate their businesses with ours, Thryv seeks formal registrations from the USPTO, participates in a tracking service for all Thryv domestic and internal trademarks and works with specialized outside counsel. In the past, we have received claims of material infringement of intellectual property rights. For example, we have had to defend against copyright violation claims on licensed images included in our print and internet directories and websites and patent infringement claims on various technologies and functionalities included in our digital products, services, and internet sites. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In response to the loss of important trademarks or other intellectual property rights, we may be required to spend significant resources to monitor and to protect these rights. Litigation brought to protect and to enforce our intellectual property rights could be costly, time-consuming and distracting to management, with no guarantee of success and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We also maintain a moderate patent portfolio and work with specialized patent counsel to protect the technology rights. Our failure to secure, protect and enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

We face risk of litigation, regulatory investigations and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to breaches of contractual obligations or tortious claims from clients or other third parties, fines, penalties, interest, or other damages as a result of erroneous transactions, breach of data privacy laws, or lawsuits and legal actions related to us or our predecessors. Any such action may include claims for substantial or unspecified compensatory damages, as well as civil, regulatory, or criminal proceedings against our directors, officers, or employees, and the probability and amount of liability, if any, may remain unknown for significant periods of time. We may be also subject to various regulatory inquiries, such as information requests and book and records examinations, from regulators and other authorities in the geographical markets in which we operate. A substantial liability arising from a lawsuit judgment or settlement or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers, or employees could have a material adverse effect on our business, financial condition and results or operations. Moreover, even if we ultimately prevail in or settle any litigation, regulatory action, or investigation, we could suffer significant harm to our reputation, which could materially affect our ability to attract new clients, to retain current clients and to recruit and to retain employees, which could have a material adverse effect on our business, financial condition and results of operations.

Various lawsuits and other claims typical for a business of our size and nature are pending against us, including disputes with taxing jurisdictions. See Part II - Item 8. Note 16, Contingent Liabilities for further detail.

We are also exposed to potential future claims and litigation relating to our business, as well as methods of collection, processing and use of personal data. Our clients and users of client data collected and processed by us could also file claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These potential future claims could have a material adverse effect on our consolidated statements of operations and comprehensive income, consolidated balance sheets or consolidated statements of cash flows.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, including parties commonly referred to as “patent trolls,” may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, others may claim that our Thryv platform and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Our history of mergers and acquisitions may cause the appropriate licensing of IP rights of third parties on which we rely to be difficult to trace and prove over time. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Any such events could have a material adverse effect on our business, financial condition and results of operations.

Laws and regulations directed at limiting or restricting the distribution of our print directories or shifting the costs and responsibilities of waste management related to our print directories could adversely affect our business.

A number of states and municipalities are considering, and a limited number of municipalities have enacted, legislation or regulations that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive laws or regulations would prohibit us from distributing our print directories unless residents affirmatively “opt in” to receive our print directories. Other less restrictive laws or regulations would require us to allow residents to “opt out” of receiving our print directories. In addition, some states and municipalities are considering legislation or regulations that would shift the costs and responsibilities of waste management for discarded directories from municipalities to the producers of the directories. These laws and regulations will likely, if and where adopted, increase our costs, reduce the number of directories that we distribute and negatively impact our ability to market our advertising to new and existing clients. If these or similar laws and regulations are widely adopted, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition and results of operations.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) to provide a report by management on, among other things, the effectiveness of our internal control over financial reporting. In particular, Section 404 requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2021, we had state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2023. Utilization of these net operating losses depends on many factors, including our future income, which cannot be assured. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

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

We have historically undertaken cost reduction programs, and we continue to evaluate our operations and may initiate further rationalization, depending on market conditions. The key components of our cost reduction program include reducing staff, restructuring our contracts and realizing savings in procurement and logistics. These cost reduction programs could result in our inability to continue to maintain a highly variable cost structure. The full benefits of these programs may be difficult to realize and any short term synergies and savings realized may not be sustainable in the long term. Losses of key personnel could adversely affect our business, financial condition and results of operations.

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

We have risks associated with aging software and hardware infrastructure assets. The age of certain of our assets may result in a need for replacement and higher level of maintenance costs. A higher level of expenses associated with our aging software and hardware infrastructure may have a material adverse effect on our business, financial condition and results of operations.

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

The occurrence of any of these issues could have a material adverse effect on our business, financial condition and results of operations. In addition, the costs incurred in correcting any material defects or errors might be substantial.

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

We have a substantial amount of debt and significant debt service obligations. On March 1, 2021, we entered into a new term loan credit agreement (the “New Term Loan”) and entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 senior secured asset-based revolving line of credit agreement (the “ABL Facility” and, together with the New Term Loan, the “Senior Credit Facilities”). The proceeds of the New Term Loan were used to finance the Thryv Australia Acquisition, refinance in full our existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Thryv Australia Acquisition and related financing. The New Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which $522.5 million remained outstanding as of December 31, 2021. The ABL Amendment was entered into in order to permit the term loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others: increase the maximum revolver amount to $175.0 million; reduce the interest rate per annum to (i) 3-month LIBOR plus 3.00% for LIBOR loans and (ii) base rate plus 2.00% for base rate loans; and reduce the commitment fee on undrawn amounts under the ABL Facility to 0.375%.

The New Term Loan, which was incurred by Thryv, Inc., our operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and us, and is guaranteed by us and certain of our subsidiaries. The New Term Loan has a maturity date of March 31, 2026, and the ABL Facility has a maturity date on the earlier of March 31, 2026 or 91 days prior to the stated maturity date of the New Term Loan. As of December 31, 2021, we had $522.5 million principal amount outstanding (net of debt issuance costs of $19.5 million) under our New Term Loan, and $39.9 million amount outstanding and $104.0 million available borrowing capacity under our ABL Facility.

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

Discontinuation, reform or replacement of the London interbank offered rate (“LIBOR”) and other benchmark rates, or uncertainty related thereto, may adversely affect our interest expense.

We use LIBOR as a reference rate for the determination of the interest rates for each of our Senior Credit Facilities. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform or discontinuation. In particular, in 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Subsequently, the administrator of LIBOR announced its plan to cease publication of certain LIBOR rates after June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative reference rate for USD LIBOR.

Each of our Senior Credit Facilities contains certain provisions for the replacement of LIBOR. In the event that LIBOR rates cease to be published, and in certain other circumstances as set forth in each Senior Credit Facility, then the interest rates based on LIBOR may be replaced with a benchmark replacement, which could include SOFR for an applicable tenor or daily simple SOFR, in each case plus a benchmark replacement adjustment or spread adjustment. In certain circumstances, the interest rate may be determined using an alternate base rate for each of the Senior Credit Facilities. Under the ABL Facility, the alternative base rate would be the greatest of (a) the federal funds rate plus ½%, (b) the LIBOR rate plus one percentage point, and (c) the rate of interest announced, from time to time, within Wells Fargo at its principal office in San Francisco as its “prime rate”, in each case plus the applicable margin.

There is no guarantee that a benchmark replacement will be established for either of the Senior Credit Facilities, and even if a benchmark replacement is established (including one determined with respect to SOFR), such benchmark replacement rate may be higher than a corresponding interest rate benchmarked to LIBOR. In addition, if for any reason interest rates under the Senior Credit Facilities are determined using an alternative base rate, such alternative base rates may be higher than a corresponding interest rate benchmarked to LIBOR. Uncertainty as to the nature of any benchmark replacements or alternative base rates or the implementation of any other potential changes may materially and adversely affect our interest expense.

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

Our common stock is listed and traded on Nasdaq. Prior to listing on Nasdaq on October 1, 2020, there had been no public market for our common stock and there had not been a sustained history of trading in our common stock in “over-the-counter” markets. Moreover, consistent with Regulation M and other federal securities laws applicable to our listing, we did not consult, and have not consulted, with our stockholders (the “Registered Stockholders”) who hold shares registered pursuant to our Registration Statement on Form S-1 effective on May 19, 2021, as amended on Form S-3 on September 24, 2021 (the “Registration Statement”) or other existing stockholders regarding their desire or plans to sell shares in the public market pursuant to the Registration Statement or discussed with potential investors their intentions to buy our common stock in the open market. The Registered Stockholders and other existing stockholders may sell all of their shares of common stock, resulting in an oversupply of our common stock on Nasdaq. In the case of a lack of supply of our common stock, the trading price of our common stock may rise to an unsustainable level. Further, institutional investors may be discouraged from purchasing our common stock if they are unable to purchase a block of our common stock in the open market due to a potential unwillingness of our existing stockholders to sell a sufficient amount of common stock at the price offered by such institutional investors and the greater influence individual investors have in setting the trading price. If institutional investors are unable to purchase our common stock, the market for our common stock may be more volatile without the influence of long-term institutional investors holding significant amounts of our common stock. In the case of a lack of market demand for our common stock, the trading price of our common stock could decline significantly and rapidly. Furthermore, the decision by Mudrick Capital, who retains significant ownership of our common stock, to sell, or refrain from selling, shares of common stock from time to time, could impact the market supply and trading volumes of our common stock, thereby affecting market prices and creating additional volatility, which impact will increase if the percentage of shares sold by non-affiliated Registered Stockholders or other existing stockholders from time to time decreases. Therefore, an active, liquid and orderly trading market for our common stock may not be sustained, which could significantly depress the public price of our common stock and/or result in significant volatility, which could affect your ability to sell your shares of common stock.

We have outstanding warrants that are exercisable for our common stock. If these warrants are exercised, the number of shares eligible for resale in the public market would increase and result in potential price volatility and dilution to our stockholders.

As of December 31, 2021, we had outstanding warrants to purchase an aggregate of 5,240,035 shares of our common stock at an exercise price of $24.39 per share. The warrants may be exercised in whole or in part at any time prior to their expiration at 5:00 p.m., Pacific Time, on August 15, 2023. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Resales of substantial numbers of shares in the public market in close proximity to the day that our shares of common stock are initially listed on Nasdaq may increase price volatility which could adversely affect the price of our common stock.

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

As of December 31, 2021, we have 34,145,311 shares of common stock outstanding, the substantial majority of which is currently subject to resale limitations under Rule 144 under the Securities Act. These shares may be sold either pursuant to the Registration Statement or by our other existing stockholders under Rule 144 if such shares held by such other stockholders have been beneficially owned by non-affiliates for at least one year. Moreover, assuming the availability of certain public information about us, (i) non-affiliates who have beneficially owned our common stock for at least six months may rely on Rule 144 to sell their shares of common stock and (ii) our directors, executive officers and other affiliates who have beneficially owned our common stock for at least six months, including certain of the shares of common stock covered by the Registration Statement to the extent not sold thereunder, will be entitled to sell their shares of our common stock subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

None of our stockholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.

As of December 31, 2021, there were outstanding warrants to purchase an aggregate of 5,240,035 shares of our common stock at an exercise price of $24.39 per share. In addition, an aggregate of 3,733,814 options, 1,293,492 of which are exercisable, are outstanding as of December 31, 2021 pursuant to our 2016 Stock Incentive Plan and our 2020 Incentive Award Plan. We filed a registration statement on Form S-8 under the Securities Act to register the shares reserved for issuance under our 2016 Stock Incentive Plan and our 2020 Incentive Award Plan and, as a result, all shares of common stock acquired upon the exercise of such options are freely tradable under the Securities Act, unless acquired by our affiliates.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

As of December 31, 2021, we have three properties that are leased. On June 23, 2020, we announced our plans to become a “Remote First” company, meaning that the majority of our workforce will continue to operate in a remote working environment indefinitely. As a result, we have closed certain office buildings, including most of the space at our corporate headquarters in Dallas, Texas. We will keep certain other office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in our data center that is leased in Texas.

We believe that our facilities are adequate to meet our needs for the immediate future.

Item 3.     Legal Proceedings

Information in response to this item is provided in “Part II - Item 8. Note 16, Contingent Liabilities” and is incorporated by reference into Part I of this Annual Report.

Item 4.     Mine Safety Disclosures

None.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company completed a direct listing on October 1, 2020. The Company's common stock, par value $0.01 (the “common stock”) trades on Nasdaq under the symbol “THRY”. As of March 11, 2022, there were 51 stockholders of record of our common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. Prior to the direct listing, there was no public trading market for our common stock.

Dividends

We have never declared nor paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or to pay any dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board, subject to applicable law, and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions that apply to the payment of dividends and other considerations that our Board deems relevant.

Performance Graph

The following graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on NASDAQ) through December 31, 2021, of the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, calculated on a dividend-reinvested basis. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Computer Index as of the market close on October 1, 2020. Note that past stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$300.00
$250.00
$200.00
$150.00
$100.00
10/01/2020
12/31/2020
12/31/2021
Thryv Holdings, Inc.
NASDAQ Composite Index
NASDAQ Computer Index

	10/01/2020	12/31/2020	12/31/2021
Thryv Holdings, Inc.	$100.00	$96.43	$293.79
NASDAQ Composite Index	$100.00	$114.14	$138.55
NASDAQ Computer Index	$100.00	$112.08	$154.51

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our stock incentive plans permit participants to exercise stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remit the remaining shares to the participant. During the years ended December 31, 2021 and 2020, we withheld 2,072 shares and 112,469 shares, respectively, to cover approximately $0.1 million and $1.3 million, respectively, of option exercise costs and income tax withholdings.

Item 6.     [Reserved]

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest domestic providers of SaaS end-to-end customer experience tools and digital marketing solutions to small-to-medium sized businesses. Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. We serve more than 400,000 SMB clients globally through three business segments: Marketing Services, SaaS, and Thryv International.

Our Marketing Services segment provides both print and digital solutions and generated $797.5 million, $979.6 million, and $1,292.8 million of consolidated revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages, which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization tools.

Our SaaS segment generated $170.5 million, $129.8 million, and $128.6 million of consolidated revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Our primary SaaS offerings include Thryv®, our flagship SMB end-to-end customer experience platform, and Thryv Add-Ons. Thryv Add-Ons include an automated lead generation service that fully integrates with our Thryv platform, website development, SEO tools, Google My Business optimization, and Hub by ThryvSM. An additional add-on, ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast online payment options. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our Thryv International segment is comprised of Thryv Australia Pty Ltd (formerly Sensis Holding Limited), which we acquired on March 1, 2021. Thryv Australia is Australia’s leading provider of marketing solutions serving SMBs. The Thryv Australia Acquisition brings under the Thryv banner more than 100,000 existing Thryv Australia clients, many of which we believe are ideal candidates for the Thryv platform. Our Thryv International segment generated $145.4 million of consolidated revenues for the ten months ended December 31, 2021.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2021, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

Recent Developments - COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have significantly disrupted the global economy, resulting in an adverse effect on the business operations of certain SMBs. However, many of our SMB clients operate service-based businesses that can easily operate remotely, or that have been designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the years ended December 31, 2021 and 2020 was somewhat mitigated as many of our clients continue to operate during the pandemic.
Marketing Services segment revenue decreased by $182.1 million, or 18.6%, during the year ended December 31, 2021 as compared to the corresponding period in 2020, and decreased by $313.2 million, or 24.2%, during the year ended

December 31, 2020 as compared to the corresponding period in 2019, primarily due to the continued decline in demand for print and digital services and increased competition in all areas of Marketing Services. This declining revenue trend in Marketing Services predated the COVID-19 pandemic. In addition, in our Marketing Services segment, in March 2020, we began offering various pandemic credit incentives to select clients, including free advertising or headings, and payment extensions of up to three months. While the ongoing impact of the COVID-19 pandemic on our revenue depends upon the rate of continued spread of the virus as well as regulatory and private sector response, we expect Marketing Services revenue will continue to be negatively impacted primarily by trends predating the COVID-19 pandemic.

In our SaaS segment, we have continued to experience an increase in demand as SMBs seek cloud-based solutions to facilitate virtual interactions with their customers instead of in-person interactions. We have seen continued strength in demand during this period from many of our key categories such as home services and other professional services. Partially offsetting this growth is a decline in our legacy SaaS client base as we shift from lower-spend, less engaged clients that tend to have a higher churn rate, to higher spend, higher engaged clients. Additionally, in March 2020, we began offering various pandemic credit incentives to select clients, including free digital and SaaS services for two to four months, and payment extensions of up to three months.

In our Thryv International segment, we continued to experience a limited negative impact in 2021 as a result of the COVID-19 pandemic. During the year ended December 31, 2021, there were a number of Australian cities that experienced an increase in COVID-19 cases, however the impact to our clients was minimal as most continued to remain open for business throughout the COVID-19 pandemic.

We have taken steps to mitigate the overall potential impact of the COVID-19 pandemic on our operating results by enhancing the capabilities of our inside and outside sales force while also actively managing costs. We minimized business disruptions by quickly and proactively transitioning our sales and client support teams into a remote working environment and provided increased training, technical capabilities and resources to enable virtual interactions with our clients. Additionally, in March 2020, we began offering various pandemic credit incentives to select clients. These pandemic credit incentives resulted in a $3.2 million and $17.5 million reduction in revenue for the years ended December 31, 2021 and 2020, respectively. Requests for incentives declined in 2021, and the majority of clients who accepted incentives in 2020 have resumed normal contractual terms and pricing. As of December 31, 2021, we have virtually discontinued providing pandemic credits and accepting client requests to pause search campaigns due to the COVID-19 pandemic. Effective April 1, 2021, all client requests for adjustments are now handled as part of normal business operations consistent with historical practices.

Depending upon future development and spread of the virus, including existing and new variants, we generally expect the business environment to improve as more people are vaccinated. During the years ended December 31, 2021 and 2020, we incurred total severance expense of $4.7 million and $11.7 million, respectively. During the year ended December 31, 2021, none of the severance expense recorded was related to employee terminations as a result of COVID-19. During the year ended December 31, 2020, $5.0 million of the severance expense recorded was related to employee terminations as a result of COVID-19. The economic downturn caused by COVID-19 resulted in an incremental $2.1 million recorded to allowance for credit losses for the year ended December 31, 2020. No incremental impact was recorded for the year ended December 31, 2021. In addition, we remain committed to our variable cost structure and to limiting our capital expenditures, not including acquisitions, which will allow us to continue operating with relatively low working capital needs.

While the effects of the COVID-19 pandemic have impacted our financial results for the year ended December 31, 2021, the overall impact was somewhat mitigated by the nature of our client base (SMBs offering services related to home, health and wellness, automotive, etc. and certain SMBs designated as “essential” by state and local authorities), the terms of our print agreements (typically 12 to 15 months), and the gradual increase in demand for our Thryv platform. The increase in demand for our Thryv platform and our decision to target higher spend and higher retention clients have also somewhat mitigated the impact of a reduction in the size of our salesforce on our ability to generate revenues.

The challenges we will face in the future related to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus, including existing and new variants, and regulatory and private sector response has on our current and prospective clients, including their ability and willingness to purchase our solutions. To date, the COVID-19 pandemic has not had a material impact on our operational performance, financial performance, or liquidity. Looking ahead, we do not expect any material financial impact related to COVID-19, without a significant increase in cases resulting in another shut down of local businesses. However, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.

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
Ability to Attract and Retain Clients
Our revenue growth is driven by our ability to attract and retain SMB clients. To do so, we must deliver solutions that address the challenges currently faced by SMBs at a value-based price point that SMBs can afford.

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
Ability to Grow Through Expansion and Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States and Australian SMB markets and plan to leverage strategic acquisitions or initiatives to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. In August 2020, we launched our first international SaaS reseller pilot, a joint initiative with the leading yellow pages player in the Caribbean, and we also signed a SaaS multi-location franchise client, a home services company with operations in the U.S. and Canada. On March 1, 2021, we completed the acquisition of Thryv Australia, Australia’s leading provider of marketing solutions serving SMBs. We believe that acquisitions of marketing services companies will expand our client base and provide additional opportunities to offer our SaaS solutions.
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

	As of December 31,
(in thousands)	2021	2020	2019
Clients (1)
Marketing Services (2)	390	318	387
SaaS (3)	46	44	47
Total (4)	409	334	403
(1)     Clients include total clients from all three of our business segments: Marketing Services, SaaS and Thryv International.
(2)     Clients that purchase one or more of our Marketing Services solutions are included in this metric. These clients may or may not also purchase subscriptions to our SaaS offerings.
(3)     Clients that purchase subscriptions to our SaaS offerings are included in this metric. These clients may or may not also purchase one or more of our Marketing Services solutions.
(4)     Total clients is less than the sum of the Marketing Services and SaaS, since clients that purchase both Marketing Services and SaaS products are counted in each category, but only counted once in the Total.

Marketing Services clients increased by 72 thousand, or 23%, as of December 31, 2021 as compared to December 31, 2020. Marketing Services clients decreased by 69 thousand, or 18%, as of December 31, 2020 as compared to December 31, 2019. The increase in Marketing Services clients was related to the acquisition of Thryv Australia, partially offset by a secular decline in the print media industry. The decline in the digital portion of our Marketing Services business was due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS clients increased by 2 thousand, or 5%, as of December 31, 2021 as compared to December 31, 2020. SaaS clients decreased by 3 thousand, or 6%, as of December 31, 2020 as compared to December 31, 2019. This was the result of an increase in new clients and decreasing churn, and is consistent with our continuing strategy to target higher spend, higher retention clients in lieu of lower-spend, higher churn clients.
Total clients increased by 75 thousand, or 22%, as of December 31, 2021 as compared to December 31, 2020. Total clients decreased by 69 thousand, or 17%, as of December 31, 2020 as compared to December 31, 2019. The primary driver of the increase in total clients was related to the acquisition of Thryv Australia, partially offset by the secular decline in the print media business combined with increasing competition in the digital media space.
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

	Years Ended December 31,
	2021	2020	2019
ARPU (Monthly)
Marketing Services	$213	$222	$235
SaaS (1)	331	256	219
(1)SaaS monthly ARPU includes our SaaS and Thryv International clients.
Monthly ARPU for Marketing Services decreased by $9, or 4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, and $13, or 6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Monthly ARPU for SaaS increased by $75, or 29%, during the year ended December 31, 2021 compared to the year ended December 31, 2020, and increased by $37, or 17%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in ARPU for these periods was driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, the sale of add-on features to our Thryv platform such as Thryv Leads and Thryv Pay contributed to ARPU growth.
Monthly Active Users - SaaS
We define a monthly active user for SaaS offerings as a client with one or more users who log into our SaaS solutions at least once during the calendar month. Individuals who register for, and use, multiple accounts across computer and mobile devices may be counted more than once, and as a result, may overstate the number of unique users who actively use our Thryv platform within a month. Additionally, some of our original SaaS clients exclusively use the website features of their Thryv platform which does not require a login and those users are not included in our active users count. For each reporting period, active users from the last month in the period are reported. We believe that monthly active users best reflects our ability to engage, retain, and monetize our users, and thereby drive increases in revenue. We view monthly active users as a key measure of user engagement for our Thryv platform.

	As of December 31,
(in thousands)	2021	2020	2019
Monthly Active Users - SaaS	30	28	23

Monthly active users increased by 2 thousand, or 7%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. Monthly active users increased by 5 thousand, or 22%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The number of monthly active users increased period-over-period as we undertook efforts such as enhancing the sales process, the client onboarding experience, and lifecycle management in order to increase engagement among our SaaS clients. The increase was also driven by the focus by our sales team on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients as SMBs increased virtual interactions with their customers in lieu of in-person interactions as a result of the COVID-19 pandemic.
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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension benefit (cost), and other expense, which includes loss on termination of leaseback obligations, loss on early extinguishment of debt, and foreign currency-related expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Years Ended December 31,
	2021(1)		2020 (2)

(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,113,382	100%	$1,109,435	100%
Cost of services	408,043	36.6%	439,742	39.6%
Gross profit	705,339	63.4%	669,693	60.4%

Operating expenses:
Sales and marketing	357,813	32.1%	315,195	28.4%
General and administrative	153,902	13.8%	177,574	16.0%
Impairment charges	3,611	0.3%	24,911	2.2%
Total operating expenses	515,326	46.3%	517,680	46.7%

Operating income	190,013	17.1%	152,013	13.7%

Other income (expense):
Interest expense	(66,374)	6.0%	(68,539)	6.2%
Other components of net periodic pension benefit (cost)	14,829	1.3%	(42,236)	3.8%
Other expense	(4,154)	0.4%	—	—%
Income before income tax (expense) benefit	134,314	12.1%	41,238	3.7%
Income tax (expense) benefit	(32,737)	2.9%	107,983	9.7%
Net income	$101,577	9.1%	$149,221	13.5%
Other financial data:
Adjusted EBITDA(3)	$350,523	31.5%	$371,839	33.5%
Adjusted Gross Profit(4)	$758,952		$742,667
Adjusted Gross Margin(5)	68.2%		66.9%

(1)Consolidated results of operations includes Thryv Australia's results of operations subsequent to its March 1, 2021 acquisition date.
(2)The year ended December 31, 2020 has been updated to include a Gross profit subtotal line item and the reclassification of depreciation and amortization from a single line item in the consolidated statements of operations and comprehensive income to a component of Gross profit, Sales and marketing expense, and General and administrative expense. See Note 1 to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
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
(5)See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Years Ended December 31,		Change
	2021	2020	Amount	%
(in thousands of $)
Marketing Services	$797,493	$979,611	$(182,118)	(18.6)%
SaaS	170,498	129,824	40,674	31.3%
Thryv International (1)	145,391	—	145,391	NM
Total revenue	$1,113,382	$1,109,435	$3,947	0.4%
(1)    Thryv International consists of Thryv Australia revenue subsequent to the March 1, 2021 acquisition date.
Total revenue increased by $3.9 million, or 0.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in total revenue was driven by Thryv International revenue of $145.4 million and an increase in SaaS revenue of $40.7 million, offset by a decrease in Marketing Services revenue of $182.1 million.
Marketing Services Revenue
Marketing Services revenue decreased by $182.1 million, or 18.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Print revenue decreased by $77.3 million, or 17.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily driven by the secular decline in industry demand for print services that would have resulted in a 25% decline in revenue compared to the year ended December 31, 2020 and partially offset by publication timing differences caused by our print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, with a typical lifecycle of 15 months. The titles published during the year ended December 31, 2021 are therefore different than the titles published during the year ended December 31, 2020 and represented more revenue than the titles published during the year ended December 31, 2020.
Digital services revenue decreased by $104.8 million, or 19.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. IYP revenue decreased by $41.2 million, or 14.7%, driven by a continued trending decline in the Company’s Marketing Services client base. SEM revenue decreased by $38.2 million, or 22.7%, due to significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Other digital media solutions revenue decreased by $25.4 million, or 28.9%, as we shifted to selling these services only to existing customers.
SaaS Revenue

SaaS revenue increased by $40.7 million, or 31.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was driven by increased demand for our Thryv platform and Thryv add-ons as SMBs have increased their contactless customer interactions and remote working capabilities due to the COVID-19 pandemic, and by our success in re-focusing our go-to-market and onboarding strategy to target higher spend and higher engaged clients. This increase was partially offset by a decline in our lower-spend and less-engaged legacy SaaS clients that tend to have a higher churn rate.

Thryv International Revenue

Thryv International revenue was $145.4 million for the year ended December 31, 2021. As the Thryv Australia Acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the year ended December 31, 2020. Thryv International revenue included print revenue of $46.9 million, IYP revenue of $55.2 million, SEM revenue of $19.0 million, other digital media solutions revenue of $23.8 million, and SaaS revenue of $0.6 million for the year ended December 31, 2021.

Cost of Services

Cost of services decreased by $31.7 million, or 7.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily driven by strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $35.0 million, employee-related costs by $13.1 million, non-capitalized software and hardware purchases by $13.3 million and contract services by $4.6 million. Additionally, depreciation and amortization expense decreased by $52.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the accelerated amortization method used by the Company. These decreases were partially offset by Cost of services of $84.9 million related to Thryv International.

Cost of services as a percentage of revenue decreased to 36.6% for the year ended December 31, 2021 from 39.6% for the year ended December 31, 2020. This decrease was primarily driven by decreases in printing, distribution, and digital and fulfillment support costs, employee-related costs and depreciation and amortization expense, and declining domestic revenue which was offset by the results of Thryv International.
Gross Profit

Gross profit increased by $35.6 million, or 5.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in Gross profit was primarily due to the results of Thryv International, which was acquired on March 1, 2021, decreases in depreciation and amortization expense, printing, distribution, and digital and fulfillment support costs, employee related costs and growth in our SaaS segment, partially offset by the decline in Marketing Services revenue. Our gross margin increased by 3.0 percentage points, to 63.4%, for the year ended December 31, 2021 compared to 60.4% for the year ended December 31, 2020.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $42.6 million, or 13.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to $55.8 million of Thryv International Sales and marketing expense that was included in the year ended December 31, 2021, while no Thryv International expenses were included in the year ended December 31, 2020, and an increase in advertising and sales promotion expense of $27.8 million, primarily driven by costs incurred to promote the Thryv platform. These increases were partially offset by strategic cost-saving initiatives, including lower employee-related costs of $4.0 million, sales commissions of $3.7 million and contract services of $3.2 million. Additionally, depreciation and amortization expense decreased by $33.1 million due to the accelerated amortization method used by the Company.

Sales and marketing expense as a percentage of revenue increased to 32.1% for the year ended December 31, 2021 from 28.4% for the year ended December 31, 2020. This increase was primarily due to declining domestic Marketing Services revenue and the results of Thryv International, which was acquired on March 1, 2021, partially offset by decreases in employee related costs, contract services and depreciation and amortization expense, and increased domestic SaaS revenue and the results of Thryv International, which was acquired on March 1, 2021.

General and Administrative

General and administrative expense decreased by $23.7 million, or 13.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily driven by lower bad debt expense of $24.4 million, a $9.9 million decrease in severance expenses, a $5.7 million gain on the sale of assets and a $5.4 million decrease in the loss on the remeasurement of our indemnification asset. Additionally, depreciation and amortization expense decreased by $16.2 million due to the accelerated amortization method used by the Company. These decreases were partially offset by a $7.3 million increase in stock-based compensation expense and $30.9 million in General and administrative expense incurred in the year ended December 31, 2021 related to Thryv International.
General and administrative expense as a percentage of revenue decreased to 13.8% for the year ended December 31, 2021 from 16.0% for the year ended December 31, 2020. This decrease was primarily attributable to lower bad debt expense and a decrease in depreciation and amortization expense, partially offset by declining domestic Marketing Services revenue, increased domestic SaaS revenue and the results of Thryv International.

Impairment Charges
Impairment charges decreased by $21.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Impairment charges of $3.6 million were incurred during the year ended December 31, 2021, while $24.9 million of impairment charges were recognized during the year ended December 31, 2020. Impairment charges in both periods were primarily related to operating lease right-of-use asset impairments, due to the Company's decision to operate in a “Remote First” working environment and consolidate operations at certain locations.

Other Income (Expense)

Interest Expense
Interest expense decreased by $2.2 million, or 3.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to lower weighted average interest rates, which was partially offset by overall higher levels of indebtedness.

Other Components of Net Periodic Pension Benefit (Cost)
Other components of net periodic pension benefit (cost) decreased by $57.1 million from an expense of $42.2 million for the year ended December 31, 2020 to a benefit of $14.8 million for the year ended December 31, 2021. This change was primarily due to a remeasurement gain of $13.4 million recognized during the year ended December 31, 2021, compared to a remeasurement loss of $43.5 million recognized during the year ended December 31, 2020. Additionally, interest expense decreased $3.5 million, partially offset by lower expected return on plan assets of $4.5 million.

Other Expense

During the year ended December 31, 2021, the Company incurred other expense of $4.2 million, which included a loss of $3.4 million primarily resulting from the termination of leaseback obligations associated with land and a building in Tucker, Georgia, and foreign currency-related expense of $0.7 million.

Income Tax (Expense) Benefit

Income tax (expense) increased by $140.7 million, or 130.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The effective tax rate was 24.4% and (261.9%) for the year ended December 31, 2021 and 2020, respectively. The effective tax rate differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions, partial release of the valuation allowance, partial release of uncertain tax positions, and tax permanent difference primarily attributable to the net impact of non-U.S. taxing jurisdictions and transaction costs that are not immediately deductible for tax purposes.

Adjusted EBITDA

Adjusted EBITDA decreased by $21.3 million, or 5.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in Adjusted EBITDA was primarily driven by the decrease in domestic Marketing Services revenue, partially offset by declining costs as we continue to focus on cost reductions, and the results of Thryv International, which was acquired on March 1, 2021. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Years Ended December 31,
	2020 (1)		2019 (1)

(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,109,435	100%	$1,421,374	100%
Cost of services	439,742	39.6%	581,293	40.9%
Gross profit	669,693	60.4%	840,081	59.1%

Operating expenses:
Sales and marketing	315,195	28.4%	431,815	30.4%
General and administrative	177,574	16.0%	196,543	13.8%
Impairment charges	24,911	2.2%	5,670	0.4%
Total operating expenses	517,680	46.7%	634,028	44.6%

Operating income	152,013	13.7%	206,053	14.5%

Other income (expense):
Interest expense	(68,539)	6.2%	(92,951)	6.5%
Other components of net periodic pension benefit (cost)	(42,236)	3.8%	(53,161)	3.7%
Other expense	—	—%	(6,375)	0.4%
Income before income tax benefit (expense)	41,238	3.7%	53,566	3.8%
Income tax benefit (expense)	107,983	9.7%	(18,062)	1.3%
Net income	$149,221	13.5%	$35,504	2.5%
Other financial data:
Adjusted EBITDA(2)	$371,839	33.5%	$481,633	33.9%
Adjusted Gross Profit(3)	$742,667		$945,400
Adjusted Gross Margin(4)	66.9%		66.5%

(1)    The years ended December 31, 2020 and 2019 have been updated to include a Gross profit subtotal line item and the reclassification of depreciation and amortization from a single line item in the consolidated statements of operations and comprehensive income to a component of Gross profit, Sales and marketing expense, and General and administrative expense. See Note 1 to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(2)    See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Years Ended December 31,		Change
	2020	2019	Amount	%
(in thousands of $)
Marketing Services	$979,611	$1,292,795	$(313,184)	(24.2)%
SaaS	129,824	128,579	1,245	1.0%
Total revenue	$1,109,435	$1,421,374	$(311,939)	(21.9)%
Total revenue decreased by $311.9 million, or 21.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in total revenue was driven by a decrease in Marketing Services revenue of $313.2 million partially offset by an increase in SaaS revenue of $1.2 million.
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

Cost of Services
Cost of services decreased by $141.6 million, or 24.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by declining revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital and fulfillment support costs by $63.4 million, contract services by $17.7 million, employee-related costs by $14.2 million, and non-capitalized software and hardware purchases by $7.4 million. Additionally, depreciation and amortization expense decreased by $31.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, due to the accelerated amortization method used by the Company.
Cost of services as a percentage of revenue decreased to 39.6% for the year ended December 31, 2020 from 40.9% for the year ended December 31, 2019. This decrease was largely the result of the Company’s continued efforts to reduce costs in order to maintain profitability, and the completion of restructuring and integration efforts associated with the acquisition of

YP Holdings, Inc. (the “YP Acquisition”) on June 30, 2017 (the “Acquisition Date”) and reduced workforce due to the impacts of COVID-19.
Gross Profit

Gross profit decreased by $170.4 million, or 20.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in gross profit was primarily due to the decline in Marketing Services revenue, partially offset by decreases in printing, distribution, and digital and fulfillment support costs, contract services, employee-related costs, non-capitalized software and hardware purchases, and depreciation and amortization expenses.

Our gross margin increased by 1.3 percentage points to 60.4% for the year ended December 31, 2020 compared to 59.1% for the year ended December 31, 2019. The increase in gross margin was primarily driven by decreases in printing, distribution, and digital and fulfillment support costs, contract services, employee-related costs, non-capitalized software and hardware purchases, and depreciation and amortization expenses.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $116.6 million, or 27.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to declining revenues and cost savings initiatives that were undertaken to mitigate the overall impact of the COVID-19 pandemic on our results of operation. Specifically, the decrease was due to lower employee-related costs of $54.1 million and lower sales commissions of $14.8 million, primarily due to our reduction in workforce. Additionally, travel expenses decreased by $8.5 million, facility costs decreased by $4.0 million, and automobile allowance decreased by $3.1 million. Depreciation and amortization expense also decreased by $26.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the accelerated amortization method used by the Company.

Sales and marketing expense as a percentage of revenue decreased to 28.4% for the year ended December 31, 2020 from 30.4% for the year ended December 31, 2019. This decrease was primarily due to decreases in employee related costs, contract services and depreciation and amortization expense, partially offset by the decline in Marketing Services revenue.

General and Administrative

General and administrative expense decreased by $19.0 million, or 9.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily driven by a decrease in stock-based compensation expense of $15.2 million. The Company recorded a stock-based compensation benefit of $3.1 million in General and administrative expense during the year ended December 31, 2020, compared to stock-based compensation expense of $12.1 million during the year ended December 31, 2019. Additionally, the Company recorded lower restructuring and integration expenses of $12.4 million, a decrease in contract services of $7.8 million, and lower facility costs of $3.3 million. These decreases were partially offset by an increase in direct listing and other transaction costs of $14.9 million and higher bad debt expense of $2.0 million.
General and administrative expense as a percentage of revenue increased to 16.0% for the year ended December 31, 2020 from 13.8% for the year ended December 31, 2019. This increase was primarily attributable to the decrease in Marketing Services revenue and increases in direct listing, other transaction costs and higher severance expense, partially offset by lower stock-based compensation and restructuring and integration expenses.
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

Other Expense

During the year ended December 31, 2019, the Company incurred a loss of $6.4 million on early extinguishment of debt upon funding of the second installment of the Senior Term Loan. See Note 11, Debt Obligations, to our audited consolidated financial statements for more information.

Income Tax Expense

The Company recorded an income tax benefit of $108.0 million for the year ended December 31, 2020, compared to income tax expense of $18.1 million for the year ended December 31, 2019. The effective income tax rate was (261.0)% and 33.7% for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the effective tax rate differs from the 21.0% U.S. Federal statutory rate primarily due to a partial release of the valuation allowance, partial release of uncertain tax positions, and tax permanent differences. For the year ended December 31, 2019, the effective tax rate differs from the 21.0% U.S. Federal statutory rate primarily due to the changes in valuation allowance and tax permanent differences.

Adjusted EBITDA

Adjusted EBITDA decreased by $109.8 million, or 22.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in Adjusted EBITDA was primarily driven by the decrease in total revenue, which was partially offset by declining costs as we continued to focus on cost reductions.
Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. We also present Adjusted EBITDA, Adjusted Gross Profit, and Adjusted Gross Margin, as defined below, as non-GAAP financial measures in this Annual Report.
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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income plus Interest expense, Income tax expense (benefit), Depreciation and amortization expense, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense (benefit), Impairment charges and non-operating expenses, such as, Other components of net periodic pension (benefit) cost, Non-cash (gain) loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income (loss) as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of depreciation and amortization expense and stock-based compensation expense (benefit).

Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of Adjusted EBITDA
Net income	$101,577	$149,221	$35,504
Interest expense	66,374	68,539	92,951
Income tax expense (benefit) (1)	32,737	(107,983)	18,062
Depreciation and amortization expense	105,473	146,523	206,270
Restructuring and integration expenses (2)	18,145	28,459	40,290
Transaction costs (3)	25,059	20,999	6,081
Stock-based compensation expense (benefit) (4)	8,094	(2,895)	14,119
Other components of net periodic pension (benefit) cost (5)	(14,829)	42,236	53,161
Non-cash (gain) loss from remeasurement of indemnification asset (6)	(1)	5,443	4,093
Impairment charges	3,611	24,911	5,670
Other (7)	4,283	(3,614)	5,432
Adjusted EBITDA	$350,523	$371,839	$481,633
(1)Income tax benefit of $108.0 million recorded during the year ended December 31, 2020 was primarily attributable to a partial release of the Company’s valuation allowance on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
(2)    For the years ended December 31, 2021 and 2020, expenses related to periodic efforts to enhance efficiencies and reduce costs, and included severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation. For the year ended December 31, 2020, a portion of the severance benefits, amounting to $5.0 million, resulted from COVID-19. For further detail on severance benefits, see Note 9, Accrued Liabilities, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report. For the year ended December 31, 2019, restructuring and integration charges included severance benefits, facility exit costs, system consolidation and integration costs, and professional consulting and advisory services costs related to the YP Acquisition. See Note 6, Restructuring and Integration Expenses, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(3)     Expenses related to the Company's direct listing on Nasdaq, the Thryv Australia Acquisition and other transaction costs.
(4)    The Company records stock-based compensation expense related to the amortization of the grant date fair value of the Company’s stock-based compensation awards. Additionally, stock-based compensation expense included the remeasurement of these awards at each period end prior to October 1, 2020. See Note 4, Fair Value Measurements, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(5)    Other components of net periodic pension (benefit) cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of other components of net periodic pension cost relates to the mark-to-market pension remeasurement.
(6)     In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date.
(7)    Other primarily includes expenses related to potential non-income based tax liabilities. Additionally, during the year ended December 31, 2021, Other includes expenses related to the valuation of certain assets as a result of the acquisition of Thryv Australia and foreign exchange-related expense.

The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of Adjusted Gross Profit
Gross profit	$705,339	$669,693	$840,081
Plus:
Depreciation and amortization expense	53,233	73,046	104,938
Stock-based compensation expense (benefit)	380	(72)	381
Adjusted Gross Profit	$758,952	$742,667	$945,400
Gross Margin	63.4%	60.4%	59.1%
Adjusted Gross Margin	68.2%	66.9%	66.5%
Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv Inc., which in turn generates cash flow from its own operations and operations of its subsidiaries, and has cash and cash equivalents on hand, funds provided under the New Term Loan and funds available under the ABL Facility. The agreements governing our debt may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our ABL Facility will be sufficient to meet our liquidity requirements, such as working capital requirements for our operations, business development and investment activities, and debt payment obligations, for the following 12 months. Any projections of future earnings and cash flows are subject to substantial uncertainty. Our future success and capital adequacy will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to address our annual cash obligations and reduce our outstanding debt, all of which are subject to general economic, financial, competitive, and other factors beyond our control. As a result of COVID-19, many SMBs may continue to experience a reduction in revenues and cash flows and may not have the ability to pay amounts owed to us. While COVID-19 has not had a material impact on our liquidity to date, we continue to assess our business operations and the impact that COVID-19 may have on our financial results and liquidity. We continue to monitor our capital requirements to ensure our needs are in line with available capital resources.

In addition, our Board of Directors authorizes us to undertake share repurchases from time to time. The amount and timing of any share repurchases that we make will depend on a variety of factors, including available liquidity, cash flows, our capacity to make repurchases under our debt agreements and market conditions.

For a discussion on contingent obligations, see Note 16, Contingent Liabilities, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report.
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Years Ended December 31,		$
(in thousands)	2021	2020	Change
Cash flows provided by (used in):
Operating activities	$170,571	$232,772	$(62,201)
Investing activities	(196,575)	(26,211)	(170,364)
Financing activities	39,088	(206,067)	245,155
Effects of exchange rate changes on cash and cash equivalents	(1,933)	—	(1,933)
Increase in Cash and cash equivalents	$11,151	$494	$10,657

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $62.2 million, or 26.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to higher income tax payments of $39.1 million and transaction cost payments related to the Thryv Australia Acquisition. This was offset by the impact of changes in working capital, primarily driven by the timing of accounts receivable collections and lower interest payments of $6.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $170.4 million, or 650.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to cash paid of $175.4 million in connection with the Thryv Australia Acquisition on March 1, 2021, partially offset by an increase in proceeds from the sales of assets of $5.3 million.

Cash Flows from Financing Activities

Net cash from financing activities increased by $245.2 million, or 119.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by net proceeds received from the New Term Loan of $679.0 million, partially offset by cash used to repay the remaining outstanding principal balance of the Senior Term Loan of $449.6 million, payments made on the New Term Loan of $158.0 million, compared to payments made on the Senior Term Loan of $160.4 million during the year ended December 31, 2020. Net cash from financing activities also increased as a result of lower payments of $83.9 million on the ABL Facility and $30.6 million for the repurchase of shares of our outstanding common stock. These increases in net cash from financing activities were partially offset by lower proceeds from the ABL Facility of $97.5 million.

The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Years Ended December 31,		$
	2020	2019	Change
(in thousands)
Cash flows provided by (used in):
Operating activities	$232,772	$270,599	$(37,827)
Investing activities	(26,211)	(25,365)	(846)
Financing activities	(206,067)	(277,491)	71,424
Increase (Decrease) in Cash and cash equivalents	$494	$(32,257)	$32,751

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $37.8 million, or 14.0%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was primarily due to the timing of accounts receivable collections, the timing of billing of unbilled receivables in accordance with the terms of our print agreements, and the timing of payments against accounts payable and taxes payable, in addition to the overall decline of our sales. The change in cash flows from operating activities was also affected by lower income tax payments of $13.3 million and lower interest payments of $8.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $0.8 million, or 3.3%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily due to an increase of $1.7 million in capitalized expenditures, partially offset by an increase of $0.7 million in proceeds from the sales of buildings and other fixed assets.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $71.4 million, or 25.7%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was primarily driven by a $54.6 million decrease in payments on the Senior Term Loan resulting from a decrease in the Company’s Excess Cash Flow requirements, which dictates the Senior Term Loan payment amounts. The decrease in net cash used in financing activities was further driven by the net cash used of $19.3 million as a result of the Tender Offer that was completed on May 1, 2019, in which the Company repurchased $437.9 million of common stock, financed primarily with proceeds from the Senior Term Loan of $418.6 million. Additionally, the decrease in net cash used in financing activities was driven by lower payments, net of proceeds on the ABL facility of $15.8 million. Finally, other financing activities, primarily associated with cash received from the exercise of stock options, resulted in a decrease in net cash used in financing activities of $12.3 million. These decreases were partially offset by cash used of $30.6 million to repurchase shares of our outstanding common stock during the year ended December 31, 2020.

Debt

Term Loan

On March 1, 2021, the Company entered into the New Term Loan. The proceeds of the New Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's Senior Term Loan and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The New Term Loan established the Term Loan Facility in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company, as of March 1, 2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter commencing June 30, 2021.

As of December 31, 2021, 31.4% of the New Term Loan was held by related parties who are equity holders of the Company.
ABL Facility
On March 1, 2021, the Company entered into an agreement to amend the June 30, 2017 ABL Facility. The ABL Amendment was entered into in order to permit the term loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the New Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the New Term Loan and ABL Facility as of December 31, 2021. We had total recorded debt outstanding of $562.5 million (net of $19.5 million of unamortized original issue discount (“OID”) and debt issuance cost) at December 31, 2021, which was comprised of amounts outstanding under our New Term Loan of $542.0 million and ABL Facility of $39.9 million.
As of December 31, 2021, the Company had borrowing capacity of $104.0 million under the ABL Facility.

On January, 21, 2022, we acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $21.0 million in cash, subject to certain adjustments.

Critical Accounting Estimates

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

We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill and intangible assets, capitalized software and development, pension obligation, income taxes, including net valuation allowance, and stock-based compensation expense have the greatest potential impact on our audited consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for further information on these and our other significant accounting policies and estimates as well as our disclosures on recent accounting pronouncements. Our most critical accounting estimates are summarized below.

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

We derive revenue from our three business segments: Marketing Services, SaaS and Thryv International. The Company has determined that each of its services is distinct and represents a separate performance obligation because the SMB can benefit from each service on its own or together with other resources that are readily available to the SMB, and services are separately identifiable from other promises in the contract. Revenue for all services is recognized when control transfers to the SMB. For print solutions, control transfers upon delivery of the published directories. Control over SaaS and digital services within Marketing Services and Thryv International transfers to the SMB evenly over the service period.

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

Business Combinations, Goodwill and Intangible Assets

Business Combinations

We have completed several acquisitions of other businesses in the past, including the Thryv Australia Acquisition on March 1, 2021 and the YP Acquisition on June 30, 2017, and we may acquire additional businesses in the future. In an acquisition, we first review if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If such concentration exists, the transaction is considered an asset acquisition rather than a business combination.

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

As of December 31, 2021, goodwill was $671.9 million. For additional information related to goodwill, see Note 5, Goodwill and Intangible Assets to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report.

No goodwill impairment charge were recorded in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2021, 2020, and 2019.

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

Although the plans are frozen, the Company continues to incur interest cost as well as gains or losses associated with changes in fair value of plan assets, all of which are referred to as net periodic pension cost. In determining the pension obligations at each reporting period, management makes certain actuarial assumptions, including discount rates and mortality rates. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected pension obligations, funding requirement, and net periodic pension cost. The Company immediately recognizes actuarial gains and losses in its operating results in the year in which the gains and losses occur.

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

Stock-Based Compensation

The Company established a stock-based compensation plan which allows for incentive awards to be granted to designated eligible employees, non-management directors, consultants, and independent contractors providing services to the Company. The Stock Incentive Plan permitted grants of cash-settled stock options. Prior to October 1, 2020, these awards were classified as liabilities due to our intent to net cash settle upon exercise. Accordingly, the fair value of these awards is initially measured at the grant date and is remeasured each subsequent reporting date, until the award is settled or forfeited, with remeasurement (gains)/losses recognized in Cost of services, Sales and Marketing and General and administrative expenses, in accordance with the awards’ vesting schedule. As a result of completing the direct listing on October 1, 2020, the Company no longer intends to cash settle these stock options upon exercise. Based on the Company’s intention to equity settle upon exercise, these stock options are classified as equity awards as of December 31, 2021 and 2020. Accordingly, the fair value is measured at the date of the grant and recognized over the requisite service period (generally three to four years).

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
Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements as of and for the years ended December 31, 2021, 2020, and 2019, included in Part II, Item 8 in this Annual Report, for a discussion of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2021, we had total recorded debt outstanding of $562.5 million (net of $19.5 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our New Term Loan of $542.0 million and ABL Facility of $39.9 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $5.8 million annually based on the debt outstanding at December 31, 2021.

Foreign Exchange Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

We have experienced and will continue to experience fluctuations in our Net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not hedged our foreign currency transactions to date. We are evaluating the costs and benefits of initiating a hedging program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Item 8.         Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Thryv Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thryv Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Business Combination
Description of the Matter	During the year ended December 31, 2021, the Company completed the acquisition of Sensis Holding Limited (“Thryv Australia”) for consideration of $216 million, as described in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Thryv Australia was complex due to the significant estimation required by management in determining the fair value of the identified intangible assets, which consisted of customer relationships and tradenames of $102 million and $25 million, respectively. The Company used a multi-period excess earnings model to measure the customer relationship intangible asset and a relief from royalty model to measure the tradename intangible asset. The significant assumptions used to estimate the fair value of the customer relationships included revenue projections, EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) margin and net customer attrition rate. The significant assumptions used to estimate the fair value of the tradenames included revenue projections and royalty rate.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's valuation methodology and testing the significant assumptions used in the model, as described above, including the completeness and accuracy of the underlying data. For example, we compared significant assumptions, specifically revenue projections and EBITDA margin, to current industry and market trends, historical results, and the Company’s Marketing Services segment. We also considered how the significant assumptions, specifically net attrition rate and royalty rate, compared to the Company’s prior significant acquisition. Additionally, we compared the royalty rate to industry licensing agreements. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

Pension Obligation
Description of the Matter
As of December 31, 2021, the Company’s non-contributory defined benefit pension obligation was $592 million and exceeded the fair value of pension plan assets of $451 million, resulting in a net pension obligation of $141 million. As discussed in Note 12 to the consolidated financial statements, the Company reviews and updates the estimates used to measure the defined benefit pension obligation annually or upon a remeasurement date to reflect updated actuarial assumptions. The Company immediately recognizes actuarial gains and losses in its operating results in the year in which the gains and losses occur. The remaining components of pension cost are recorded ratably throughout the year.

Auditing the pension obligation was complex due to the judgmental nature of certain actuarial assumptions used in the measurement process, including discount rates and mortality rates. These assumptions have a significant effect on the measurement of the pension obligation.

How We Addressed the Matter in Our Audit	To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions applied, including discount rates and mortality rates, and the underlying data used in the measurement process. We compared the actuarial assumptions used by management to historical accounting practices and evaluated the change in the defined benefit pension obligation from the prior year resulting from the change in interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved our actuarial specialists to assist with our procedures including, among others, evaluating management’s assumptions used for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the

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

Dallas, Texas
March 15, 2022

Part I. FINANCIAL INFORMATION

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Revenue	$1,113,382	$1,109,435	$1,421,374
Cost of services	408,043	439,742	581,293
Gross profit	705,339	669,693	840,081

Operating expenses:
Sales and marketing	357,813	315,195	431,815
General and administrative	153,902	177,574	196,543
Impairment charges	3,611	24,911	5,670
Total operating expenses	515,326	517,680	634,028

Operating income	190,013	152,013	206,053
Other income (expense):
Interest expense	(48,867)	(51,537)	(68,181)
Interest expense, related party	(17,507)	(17,002)	(24,770)
Other components of net periodic pension benefit (cost)	14,829	(42,236)	(53,161)
Other expense	(4,154)	—	(6,375)
Income before income tax (expense) benefit	134,314	41,238	53,566
Income tax (expense) benefit	(32,737)	107,983	(18,062)
Net income	$101,577	$149,221	$35,504
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,047)	—	—
Comprehensive income	$93,530	$149,221	$35,504

Net income per common share:
Basic	$3.02	$4.73	$0.87
Diluted	$2.78	$4.42	$0.82

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	33,607,446	31,522,845	40,845,128
Diluted	36,495,746	33,795,594	43,465,998
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$11,262	$2,406
Accounts receivable, net of allowance of $17,387 in 2021 and $33,030 in 2020	279,053	296,570
Contract assets, net of allowance of $88 in 2021 and $338 in 2020	5,259	10,975
Taxes receivable	14,711	9,229
Prepaid expenses	22,418	13,411
Indemnification asset	24,346	24,346
Other current assets	13,596	12,761
Total current assets	370,645	369,698
Fixed assets and capitalized software, net	50,938	89,044
Goodwill	671,886	609,457
Intangible assets, net	82,577	31,777
Deferred tax assets	90,565	93,099
Other assets	33,891	21,902
Total assets	$1,300,502	$1,214,977

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,610	$8,927
Accrued liabilities	131,813	139,613
Current portion of unrecognized tax benefits	29,771	30,022
Contract liabilities	51,726	18,942
Current portion of long-term debt	70,000	—
Other current liabilities	15,214	9,896
Total current liabilities	307,134	207,400
New Term Loan, net	309,672	—
New Term Loan, related party	142,875	—
Senior Term Loan, net	—	335,683
Senior Term Loan, related party	—	113,482
ABL Facility	39,929	79,238
Leaseback obligations	—	54,798
Pension obligations, net	140,167	190,827
Deferred tax liabilities	10,798	508
Other liabilities	35,212	36,266
Total long-term liabilities	678,653	810,802
Commitments and contingencies (see Note 16)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 60,830,853, shares issued and 34,145,311 shares outstanding at December 31, 2021; and 59,590,422 shares issued and 32,912,012 shares outstanding at December 31, 2020	608	596
Additional paid-in capital	1,084,288	1,059,624
Treasury stock - 26,685,542 shares at December 31, 2021 and 26,678,410 shares at December 31, 2020	(468,879)	(468,613)
Accumulated other comprehensive loss	(8,047)	—
Accumulated deficit	(293,255)	(394,832)
Total stockholders' equity	314,715	196,775
Total liabilities and stockholders' equity	$1,300,502	$1,214,977
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2018	57,331,622	$573	$1,006,822	—	$—	$—	$(579,055)	$428,340
Purchase of treasury stock	—	—	—	(23,952,756)	(437,962)	—	—	(437,962)
Exercise of stock options	111,660	1	1,879	—	—	—	—	1,880
Cumulative effect of adoption of new lease standard	—	—	—	—	—	—	(502)	(502)
Net income	—	—	—	—	—	—	35,504	35,504
Balance as of December 31, 2019	57,443,282	$574	$1,008,701	(23,952,756)	$(437,962)	$—	$(544,053)	$27,260
Purchase of treasury stock	—	$—	$—	(2,682,042)	$(30,626)	$—	$—	$(30,626)
Exercise of stock options	2,147,140	22	14,075	(112.469)	(1,282)	—	—	12,815
Reclass of stock options from liability to equity classification	—	—	37,661	—	—	—	—	37,661
Private placement			(813)	68.857	1,257	—		444
Net income	—	—	—	—	—	—	149,221	149,221
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$—	$(394,832)	$196,775
Exercise of stock options	669,836	$6	$2,678	(7,132)	$(266)	$—	$—	$2,418
Exercise of stock warrants	570,595	6	13,892	—	—	—	—	13,898
Stock compensation expense	—	—	8,094	—	—	—	—	8,094
Foreign currency translation adjustment	—	—	—	—	—	(8,047)	—	(8,047)
Net income	—	—	—	—	—	—	101,577	101,577
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$101,577	$149,221	$35,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,473	146,523	206,270
Amortization of debt issuance costs	4,919	1,068	1,123
Deferred income taxes	(20,438)	(147,329)	(25,118)
Provision for credit losses	8,031	32,077	30,092
Provision for service credits	11,363	32,550	25,467
Stock-based compensation expense (benefit)	8,094	(2,895)	14,119
Other components of net periodic pension (benefit) cost	(14,829)	42,236	53,161
Loss on termination of leaseback obligations	3,409	—	6,375
(Gain) loss on disposal/write-off of fixed assets and capitalized software	(5,536)	3,544	5,942
Impairment charges	3,611	24,911	5,670
Non-cash (gain) loss from remeasurement of indemnification asset	(1)	5,443	4,093
Other, net	304	—	—
Changes in working capital items, excluding acquisitions:
Accounts receivable	74,368	41,382	16,457
Contract assets	5,628	369	1,515
Prepaid expenses and other assets	6,084	472	5,676
Accounts payable and accrued liabilities	(125,883)	(86,161)	(64,868)
Operating lease liability	(3,370)	(4,006)	(10,587)
Contract liabilities	7,767	(5,737)	(6,391)
Settlement of stock option liability	—	(896)	(33,901)
Net cash provided by operating activities	170,571	232,772	270,599

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(26,849)	(27,757)	(26,065)
Proceeds from the sale of assets	6,836	1,546	847
Acquisition of a business, net of cash acquired	(175,370)	—	(147)
Other	(1,192)	—	—
Net cash (used in) investing activities	(196,575)	(26,211)	(25,365)

Cash Flows from Financing Activities
Proceeds from New Term Loan	418,070	—	—
Proceeds from New Term Loan, related party	260,930	—	—
Payments of New Tern Loan	(110,215)	—	—
Payments of New Term Loan, related party	(47,785)	—	—
Proceeds from Senior Term Loan	—	—	193,625
Proceeds from Senior Term Loan, related party	—	—	225,000
Payments of Senior Term Loan	(335,821)	(113,747)	(148,256)
Payments of Senior Term Loan, related party	(113,789)	(46,643)	(66,744)
Proceeds from ABL Facility	1,046,249	1,143,700	1,142,717
Payments of ABL Facility	(1,085,558)	(1,169,446)	(1,184,310)
Purchase of treasury stock	—	(30,626)	(437,962)
Proceeds from exercise of stock options	7,047	11,241	439
Proceeds from exercise of stock warrants	13,920	—	—
Proceeds from private placement	—	445	—
Payments of lease obligations	(10,532)	(411)	(1,226)
Other	(3,428)	(580)	(774)
Net cash provided by (used in) financing activities	39,088	(206,067)	(277,491)

Effect of exchange rate changes on cash and cash equivalents	(1,933)	—	—
Increase (decrease) in cash and cash equivalents and restricted cash	11,151	494	(32,257)
Cash and cash equivalents and restricted cash, beginning of period	2,406	1,912	34,169
Cash and cash equivalents and restricted cash, end of period	$13,557	$2,406	$1,912

Supplemental Information
Cash paid for interest	$66,737	$72,931	$81,543
Cash paid for income taxes, net	$63,893	$24,799	$38,091
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

As of January 1, 2021, the Company began reporting based on three reportable segments:

•Marking Services, which consists of the Company's print and digital solutions businesses;
•SaaS, which consists of the Company's flagship SMB end-to-end customer experience platform; and
•Thryv International, which consists of the Thryv Australia business, Australia's leading provider of marketing solutions serving SMBs.

The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation. See Note 18, Segment Information.

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

Certain reclassifications have been made to the December 31, 2020 and 2019 consolidated financial statements and accompanying notes to conform to the December 31, 2021 presentation. All conforming reclassifications were immaterial and did not impact the Company’s Net income. These conforming reclassifications did not result in material changes to the presentation of the financial statements for the years ended December 31, 2020 and 2019.

Gross Profit Change

The Company has revised the format of its consolidated statements of operations since the issuance of its Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”) in order to provide better insight into the Company's results of operations and to align its presentation to certain industry competitors. As a result, a Gross profit subtotal line item was added within the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2021, 2020, and 2019. Additionally, the Company reclassified Depreciation and amortization from a single line item in its consolidated statements of operations and comprehensive income to be reflected as a component of Gross profit, Sales and marketing expense, and General and administrative expense.

The following summarizes the changes made to the Company's consolidated statements of operations for years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
(in thousands)	As Reported	Adjustments	As Adjusted
Cost of services	$366,696	$73,046	$439,742
Sales and marketing	263,006	52,189	315,195
General and administrative	156,286	21,288	177,574
Impairment charges	24,911	—	24,911
Depreciation and amortization	146,523	(146,523)	—

	Year Ended December 31, 2019
(in thousands)	As Reported	Adjustments	As Adjusted
Cost of services	$476,355	$104,938	$581,293
Sales and marketing	352,740	79,075	431,815
General and administrative	174,286	22,257	196,543
Impairment charges	5,670	—	5,670
Depreciation and amortization	206,270	(206,270)	—
Revenue Classification Change
During the three months ended March 31, 2021, the Company adjusted its methodology for classifying certain revenue between products within its SaaS segment. Therefore, the Company's classification of certain revenue between products within its SaaS segment has been adjusted for the years ended December 31, 2020 and 2019 to reflect the current presentation.

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

Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, assets acquired and liabilities assumed in business combinations, capitalized costs to obtain a contract, certain amounts relating to the accounting for income taxes, including valuation allowance, indemnification asset, stock-based compensation expense, operating lease right-of-use assets and operating lease liabilities, accrued service credits, and pension obligation. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, operating lease right-of-use assets, goodwill and intangible assets.

Due to the novel strain of coronavirus, commonly referred to as COVID-19 (“COVID-19”), and the uncertainty of the extent of the impacts related thereto, certain estimates and assumptions may require increased judgment. As events continue to evolve and additional information becomes available, these estimates may change in future periods. It is difficult to predict what the ongoing impact of the pandemic will be on future periods.

Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue based on the revenue recognition standard, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The Company determines the amount of revenue to be recognized through application of the following five steps: (i) identify a customer contract, (ii) identify performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price, and (v) recognize revenue, each of which is described further below.

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

Determine and Allocate the Transaction Price to the Performance Obligations in the Contract

The transaction price of a contract consists of fixed and variable consideration components pursuant to the applicable contractual terms and excludes sales tax. The Company’s contracts have variable consideration in the form of price concessions and service credits. Service credits may be issued to a client at the discretion of the Company related to client satisfaction issues and claims. The Company performs a monthly review of expected service credits at a portfolio level based on the Company’s history of adjustments and expected trends. The provision for service credits is recorded as a reduction to revenue in the Company’s consolidated statements of operations and comprehensive income.

For performance obligations recognized under the series guidance, variable consideration is allocated. When necessary, variable consideration is estimated and included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. These judgments involve consideration of historical and expected experience with the client and other similar clients.

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Standalone selling price is the price at which the Company would sell a promised service separately to a client. Judgment is required to determine the standalone selling price for each distinct performance obligation. Often times, the Company does not have sufficient standalone sales information, as contracts with customers generally include multiple performance obligations. When standalone sales information is not available, the Company estimates standalone selling price using information that may include market conditions, entity specific factors such as pricing and discounting strategies, and other inputs.

Costs to Obtain and Fulfill a Contract with a Customer

The Company has determined that sales commissions paid to employees and certified marketing representatives associated with selling the Company’s print, digital and SaaS services are considered incremental and recoverable costs of obtaining a contract.

Commissions related to renewal contracts are not commensurate with costs incurred to obtain an initial contract. Therefore, commissions incurred to obtain a new contract are capitalized and recognized over the benefit period, which is determined to be two years based on expected contract renewals, the Company’s technology development life-cycle, and other factors. Commissions for renewals of existing contracts are expensed as incurred under a practical expedient, which allows an entity to expense costs to obtain a contract with an amortization period of less than twelve months.

Deferred costs to obtain contracts are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in Other current assets and the non-current portion is included in Other assets on the Company’s consolidated balance sheets. Amortization of deferred costs to obtain contracts is included as a component of Sales and marketing expense in the Company's consolidated statements of operations and comprehensive income.

The following table sets for the Company's deferred costs to obtain contracts, as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Deferred costs to obtain contracts - Current assets	$7,126	$9,073
Deferred costs to obtain contracts - Non-current assets	1,812	2,773

Amortization of the Company's deferred costs to obtain contracts, for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Amortization of deferred costs to obtain contracts	$11,847	$13,628	$14,094

Direct costs associated with fulfilling PYP contracts with a client include costs related to printing and distribution. Directly attributable costs incurred to fulfill print services are capitalized as incurred and then expensed at the time of delivery, in line with the recognition of revenue. Costs to fulfill SaaS and digital contracts with clients are expensed as incurred. As of December 31, 2021, 2020, and 2019, the Company had outstanding deferred costs to fulfill contracts of $3.5 million, $2.7 million, and $4.8 million, respectively, recorded in Other current assets on its consolidated balance sheets. During the years ended December 31, 2021, 2020, and 2019, the Company amortized $2.7 million, $4.8 million and $6.6 million, respectively, of fulfillment costs. These costs were recorded in Cost of services in the Company's consolidated statements of operations and comprehensive income.

The Company recorded no impairment losses associated with these deferred costs during the years ended December 31, 2021, 2020, and 2019.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents consist of bank deposits. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

The following table presents a reconciliation of Cash and cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the years ended December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$11,262	$2,406
Restricted cash, included in Other current assets	2,295	—
Total Cash and cash equivalents and restricted cash	$13,557	$2,406

Accounts Receivable, Net of Allowance

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized, but amounts have not yet been billed to the client.

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

The following table represents the components of Accounts receivable, net of allowance (in thousands):

	December 31,
	2021	2020
Accounts receivable	$81,445	$128,145
Unbilled accounts receivable	214,995	201,793
Total accounts receivable	$296,440	$329,938
Less: allowance for credit losses	(17,387)	(33,368)
Accounts receivable, net of allowance	$279,053	$296,570

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

The remaining approximately 10% of revenue in all periods presented was derived from the sale of marketing services to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these businesses. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from these businesses. While the Company still has exposure to credit risks, historically, the losses from this client set have been less than that of local SMBs.

The Company conducts its operations primarily in the United States and Australia. In 2021, the Company's top ten directories, as measured by revenue, accounted for approximately 2% of total revenue. No single directory or client accounted for more than 1% of the Company’s revenue for the years ended December 31, 2021, 2020 and 2019. Additionally, no single client or CMR accounted for more than 5% of the Company’s outstanding accounts receivable as of December 31, 2021 and 2020.

Fixed Assets and Capitalized Software

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions and improvements associated with fixed assets are capitalized if they have a useful life in excess of one year. Expenditures for repairs and maintenance, including the cost of replacing minor items that are not considered substantial improvements, are expensed as incurred. When fixed assets are sold or retired, the related cost and accumulated depreciation are deducted from the accounts and any gains or losses on disposition are recognized in the Company’s consolidated statements of operations and comprehensive income. Fixed assets are reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of a fixed asset may not be recoverable.

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

Leases

The Company determines if an arrangement contains a lease at inception. The Company combines lease and non-lease components for all asset classes, except real estate leases. For real estate leases, consideration is allocated to lease and non-lease components based on a relative standalone price. Leases are included in Other assets, Other current liabilities, and Other liabilities on the Company's consolidated balance sheets. The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense is recorded within General and administrative expense in the Company's consolidated statements of operations and comprehensive income. Leases with a duration of 12 months or less are not recorded on the balance sheet and the related expense is recorded as incurred.

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

The Company determines an incremental borrowing rate (“IBR”) based on the information available at commencement date to calculate the present value of lease payments. The IBR represents the rate of interest estimated that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

Lease terms may include options to extend or terminate a lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably certain to be exercised.

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired net of liabilities assumed, recorded in accordance with ASC 805, Business Combinations, (“ASC 805”). Goodwill was also generated as part of fresh-start accounting following the Company’s pre-packaged bankruptcy and represents the excess of the reorganization value over the identified assets recorded in accordance with ASC

852, Reorganizations. Goodwill is not amortized, but rather subject to an annual impairment test at the reporting unit level. Management performs its annual goodwill impairment test on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.

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

If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then it is required to perform a quantitative assessment for impairment. If the quantitative assessment indicates that the reporting unit’s carrying amount exceeds its fair value, the Company will recognize an impairment charge up to this amount, but not to exceed the total carrying value of the reporting unit’s goodwill. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units.

Intangible Assets

The Company has definite-lived intangible assets consisting of client relationships, trademarks and domain names, covenants not to compete, and patented technologies. These intangible assets are amortized using the income forecast method over their useful lives, with the exception of covenants not to compete which are amortized on a straight-line basis over the terms of the agreements. These assets are allocated to their respective reporting units for impairment review purposes. Whenever events or changes in circumstances indicate the carrying amount of the reporting unit’s intangible assets may not be recoverable, an impairment analysis of the reporting unit is completed. An impairment loss, if applicable, is measured as the amount by which the carrying amount of the reporting unit’s definite-lived intangible asset exceeds its fair value. The Company uses the estimated future cash flows directly associated with, and that are expected to arise as a result of, the use and eventual disposal of such reporting unit assets in determining fair values of definite-lived intangible assets.

The Company’s intangible assets and their estimated useful lives are presented in the table below:

Estimated Useful Lives
Client relationships	3.5 - 4 years
Trademarks and domain names	2.5 -6 years
Patented technologies	3 -3.5 years
Covenants not to compete	3 years

See Note 5, Goodwill and Intangible Assets, for additional information.

Pension Obligation

The Company maintains net pension obligations associated with non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.

Although the plans are frozen, the Company continues to incur interest cost on the projected benefit obligations, offset by an expected return on the fair value of plan assets, which is referred to as net periodic pension cost. In addition, the Company immediately recognizes gains/(losses) associated with changes in fair value of plan assets, and projected benefit obligations that occurred during the year as a component of the total net periodic pension cost. In determining the projected benefit obligations at each reporting period, management makes certain economic and demographic actuarial assumptions, including but not limited to discount rates, lump sum interest rates, retirement rates, termination rates, mortality rates, and payment form/timing. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected benefit obligations, funding requirement, and net periodic pension cost.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect the Company's income tax provision, deferred tax assets and liabilities, and related taxes payable for the year ended December 31, 2021,

Deferred tax assets or liabilities are recorded to reflect the expected future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted as appropriate to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in (Provision) benefit for income taxes in the consolidated statements of operations and comprehensive income. See Note 15, Income Taxes, for additional information.

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

Transaction gains or losses in currencies other than the functional currency are included as a component of Other income (expense), net in the Company's consolidated statements of operations and comprehensive income.

Advertising Costs

Advertising costs, which include media, promotional, branding and online advertising, are included in Sales and marketing expense in the Company’s consolidated statements of operations and comprehensive income and are expensed as incurred. Advertising costs for the Company for the years ended December 31, 2021, 2020 and 2019 were $40.8 million, $7.2 million and $5.5 million, respectively.

Common Stock and Stock-Based Compensation

As of December 31, 2021, the Company had 60,830,853 and 34,145,311 shares of common stock issued and outstanding, respectively. As of December 31, 2020, the Company had 59,590,422 and 32,912,012 shares of common stock issued and outstanding, respectively. Each share of common stock comes with one vote with no special preferences provided to any one individual or group of common stockholders.

Additionally, as of December 31, 2021 and 2020, the Company had 26,685,542 and 26,678,410 shares, respectively of common stock in treasury.

Under the Company's 2016 Stock Incentive Plan, as amended (“2016 Plan”), and the Company's 2020 Incentive Award Plan (“2020 Plan”), (together the, “Stock Incentive Plans”), the Company has granted stock options.

As of and subsequent to October 1, 2020

As a result of completing the Company's direct listing on Nasdaq on October 1, 2020 (the “direct listing”), the Company no longer intends to cash settle stock options upon exercise. As of October 1, 2020, based on the Company’s intention and ability to equity settle stock options upon exercise, stock options granted as of and subsequent to October 1, 2020 are measured at fair value and classified as equity awards in accordance with ASC 718, Compensation — Stock Compensation.

The Company accounts for all stock options granted using a fair value method. Compensation expense for equity classified stock-based compensation awards is based on the fair value of the awards. The measurement date for awards is generally the date of the grant. The fair value is recognized over the requisite service period (generally three to four years). The Company has elected to account for forfeitures as they occur as a cumulative adjustment to stock-based compensation expense. See Note 13, Stock-Based Compensation and Stockholders' Equity, for additional information.

Prior to October 1, 2020

Prior to the completion of the direct listing, the Company intended to cash settle options upon exercise and therefore, stock options were classified as liability awards in accordance with ASC 718, Compensation — Stock Compensation. The fair value of the liability classified stock-based compensation awards was estimated using the Black-Scholes valuation model, with re-measurement occurring each subsequent reporting date at fair value until the award was settled.

Compensation expense for liability classified stock-based compensation awards was based on the current fair value of the awards. This fair value was recognized over the requisite service period (generally three years). The Company elected to account for forfeitures as they occurred as a cumulative adjustment to stock-based compensation expense. See Note 13, Stock-Based Compensation and Stockholders' Equity, for additional information.

Common Stock Fair Value

The common stock fair value is one of the significant valuation inputs of the indemnification asset and stock-based compensation awards.

As of and Subsequent to September 30, 2020

The Company completed the direct listing on October 1, 2020. As of September 30, 2020, the fair value of the Company’s common stock is based on the THRY Nasdaq per share price.

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

The Company determined the fair value utilizing the income approach, which estimated value based on market participant expectations of future cash flows the Company will generate. These future cash flows are discounted to their present value using a discount rate based on the Company's weighted average cost of capital, which reflects the risk of achieving the projected cash flows. Significant inputs of the income approach also include the long-term financial projections of the Company along with its long-term growth rate and decline rate, which is used to calculate the residual value of the Company before discounting to present value. The fair value of the common stock was also discounted based on the lack of marketability.

Other factors taken into consideration in assessing the fair value of the Company’s common stock prior to September 30, 2020 included but were not limited to: industry information, such as market growth, volume and macro-economic events, and additional objective and subjective factors relating to its business.

Earnings per Share

Basic earnings per share is calculated by dividing net income (the “numerator”) by the weighted-average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated by including both the weighted-average number of common shares outstanding and any dilutive common stock equivalents within the denominator (diluted shares outstanding). The Company's common stock equivalents could consist of stock options and stock warrants, to the extent any are determined to be dilutive under the treasury stock method. Under the treasury stock method, the assumed proceeds relating to both the exercise price of stock options and stock warrants, as well as the average remaining unrecognized fair value of stock options, are used to repurchase common shares at the average fair value price of the Company's common stock during the period. If the number of shares that could be repurchased, exceed the number of shares that could be issued upon exercise, the common stock equivalent is determined to be anti-dilutive. See Note 14, Earnings per Share, for additional information.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740) (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”) which requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination, in accordance with the revenue recognition guidance, as if the acquirer had entered into the original contract at the same time, and on the same terms, as the acquiree. Generally, this will result in the acquirer recognizing contract assets and liabilities at the same amounts recorded by the acquiree as of the acquisition date. Under the current standard, an acquirer generally recognizes such items at fair value on the acquisition date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and contract liabilities acquired in future business combinations.

Note 2      Revenue Recognition

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

Internet Yellow Pages

IYP services include the creation of clients’ business profile, which is then primarily displayed and operated on the Yellowpages.com®, Superpages.com® and Dexknows.com® platforms domestically, and on Yellowpages.com.au, Whitepages.com.au, Whereis.com, and Truelocal.com.au platforms, internationally. IYP services represent a separate performance obligation that is recognized as revenue over time following the series guidance.

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

Revenue for performance obligations related to Thryv platform and Thryv Leads and add-ons is recognized under the series guidance over time as control over the promised services is transferred to clients. The Thryv platform and Thryv Leads and add-ons represent separate performance obligations.

Disaggregation of Revenue
The Company presents disaggregated revenue based on the type of service within its segment footnote. See Note 18, Segment Information, for additional information.

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the year ended December 31, 2021, the Company recognized revenue of $18.9 million, that was recorded in Contract liabilities as of December 31, 2020. For the year ended December 31, 2020, the Company recognized revenue of $24.7 million that was recorded in Contract liabilities as of December 31, 2019.

Pandemic Credits

During the years ended December 31, 2021 and 2020, the Company recognized pandemic credits of $3.2 million and $17.5 million, respectively, provided to customers most impacted by COVID-19. The Company has reflected these price concessions as reduction to revenue in the consolidated statements of operations and comprehensive income.

Note 3      Acquisitions

Thryv Australia Acquisition

On March 1, 2021 (the “Acquisition Date”), Thryv Australia Holdings Pty Ltd (formerly Thryv Australia Pty Ltd) (“Buyer”), an Australian proprietary limited company and a direct wholly-owned subsidiary of Thryv International Holding LLC, a direct and wholly owned subsidiary of the Company, acquired all of the issued and outstanding equity interests of (i) Sunshine NewCo Pty Ltd, an Australian proprietary limited company, and its subsidiaries, and (ii) Sensis Holding Limited, a private limited company incorporated under the laws of England and Wales, and its subsidiaries (collectively, the “Thryv Australia Acquisition”). The Thryv Australia Acquisition expanded the Company's market share with a broader geographical footprint. Additionally, the Thryv Australia Acquisition provided the Company with a significant increase in clients. Thryv Australia is a provider of marketing solutions serving SMBs in Australia. Control was obtained by means of acquiring all the voting interests.

In connection with the Thryv Australia Acquisition, the Company paid consideration of approximately $216.2 million in cash, subject to customary closing adjustments, financed by the New Term Loan (as defined in Note 11, Debt Obligations) that was entered into on the Acquisition Date. All acquisition-related costs, amounting to $8.7 million, were expensed as incurred by the Company and no portion of these costs are included in consideration transferred. These costs were presented within General and administrative expense in the Company's consolidated statements of operations and comprehensive income. Additionally, as part of funding the Thryv Australia Acquisition, the Company incurred debt issuance costs of $4.2 million related to the New Term Loan, of which $2.5 million was capitalized and is being amortized using the effective interest method. See Note 11, Debt Obligations.

The Company accounted for the Thryv Australia Acquisition using the acquisition method of accounting in accordance with ASC 805. This requires that the assets acquired and liabilities assumed are measured at fair value. With the assistance of a third-party valuation firm, the Company determined, using Level 3 inputs (see Note 4, Fair Value Measurements), the fair value of certain assets and liabilities, including fixed assets, intangible assets, and contract liabilities, by applying a combination of the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas trade names were valued using a relief of royalty method. The fair values of fixed assets, intangible assets and other assets acquired and liabilities assumed, have been prepared on a preliminary basis with information currently available and are subject to change. Management is still reviewing the characteristics and assumptions related to Thryv Australia’s assets acquired and liabilities assumed. The preliminary purchase price allocation is expected to be finalized within 12 months after the Acquisition Date.

The following table summarizes the consideration transferred and the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

(in thousands)
Total cash consideration	$216,164
Total purchase consideration, as allocated below:	$216,164

Cash and cash equivalents	$40,794
Accounts receivable	72,404
Other assets	34,962
Fixed assets and capitalized software	18,856
Intangible assets:
Client relationships (estimated useful life of 3.5 years)	101,839
Trademarks (estimated useful life of 3.5 years)	24,877
Accounts payable	(15,038)
Accrued liabilities	(41,724)
Contract liabilities	(27,075)
Other current liabilities	(6,733)
Deferred tax liabilities	(35,884)
Other liabilities	(15,505)
Total identifiable net assets	$151,773
Goodwill	64,392
Total net assets acquired	$216,164

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $64.4 million was primarily related to the benefits expected from the Thryv Australia Acquisition and was allocated to the Thryv International segment. The goodwill recognized is not deductible for income tax purposes.

As of December 31, 2021, the Company increased the purchase price by $1.2 million as a result of customary working capital adjustments, remeasured the fair value of the leases acquired and reclassified the presentation of certain assets and liabilities. The effect of these measurement period adjustments resulted in a $7.3 million decrease in goodwill as of the year ended December 31, 2021.

The Thryv Australia Acquisition contributed $145.4 million in revenue and $27.3 million in net loss since the Acquisition Date.

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

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Thryv Australia Acquisition been completed as of January 1, 2020, nor is it meant to be indicative of future results of operations that the combined entity will achieve:

	Years Ended December 31,
(in thousands) (unaudited)	2021	2020
Revenue	$1,181,643	$1,299,258
Net income	140,854	134,204

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. Other than the value of the indemnification asset described below, during the years ended December 31, 2021 and 2020, there were no transfers between levels in the fair value hierarchy.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 16, Contingent Liabilities, as part of the YP Acquisition agreement, the Company is indemnified for an uncertain tax position for up to the fair value of 1,804,715 shares held in escrow, subject to certain contract limitations (the “indemnification asset”). Due to an increase in the Company’s common stock share price as of December 31, 2021, the number of shares expected to be returned by seller is 591,939, which represents the number of shares required to satisfy the uncertain tax position less $8.0 million.

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

The following table presents a reconciliation of the Company’s Level 3 indemnification asset measured and recorded at fair value on a recurring basis as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Balance as of January 1,	$—	$29,789
Change in fair value	—	(3,878)
Transfer out from Level 3 to Level 1 upon the direct listing	—	(25,911)
Balance as of December 31,	$—	$—

As of December 31, 2021 and 2020, the fair value of the Company's Level 1 indemnification asset was $24.3 million and $24.3 million, respectively.

The loss of $5.4 million and $4.1 million from the change in fair value of the Company’s Level 3 indemnification asset during the years ended December 31, 2020 and 2019, respectively, was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive income.

Benefit Plan Assets

The fair value of benefit plan assets is measured and recorded on the Company's consolidated balance sheets using Level 2 inputs. See Note 12, Pensions.

Liability-classified Stock-based Compensation

The Company did not have liability-classified stock-based compensation awards as of December 31, 2021 or 2020.
The following table presents a reconciliation of the Company’s stock option liability measured and recorded at fair value on a recurring basis as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Balance as of January 1	$—	$43,026
Settlement of stock options	—	(896)
Exercise of stock options	—	(235)
Change in fair value	—	(9,656)
Amortization of grant date fair value	—	5,422
Reclassification from liability to equity, as of October 1, 2020 (1)	—	(37,661)
Balance as of December 31,	$—	$—
(1)    As of October 1, 2020, based on the Company’s intention and ability to equity-settle upon exercise, these stock options were classified as equity awards, and the liability associated with stock-based compensation awards was reclassified to Additional paid-in capital.
Fair Value of Financial Instruments

The Company considers the carrying amounts of cash, trade receivables, and accounts payable to approximate fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.

Additionally, the Company considers the carrying amounts of its ABL Facility (as defined in Note 11, Debt Obligations) and financing obligations to approximate their respective fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See Note 11, Debt Obligations.

The New Term Loan and the Senior Term Loan (as defined in Note 11, Debt Obligations) are carried at amortized cost; however, the Company estimates the fair value of each term loan for disclosure purposes. The fair value of the New Term Loan and the Senior Term Loan is determined based on quoted prices that are observable in the market place and are classified as Level 2 measurements. See Note 11, Debt Obligations.
The following table sets forth the carrying amount and fair value of the New Term Loan and Senior Term Loan:

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Term Loan, net	$522,547	$533,651	$—	$—
Senior Term Loan, net	—	—	449,165	441,742

Note 5     Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $671.9 million, net of $712.8 million accumulated impairment loss, as of December 31, 2021 and $609.5 million, net of $712.8 million accumulated impairment loss, as of December 31, 2020. As of December 31, 2021, $40.2 million of this goodwill was deductible for income tax purposes.

Management performs its annual goodwill impairment test on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.

As of March 31, 2020, the Company determined that a goodwill impairment evaluation triggering event occurred due to the economic downturn caused by COVID-19. As of March 31, 2020, the Company performed its goodwill impairment test at the Marketing Services and SaaS reporting unit level, which is consistent with its reportable segments. After performing this interim review for impairment, both the Marketing Services and SaaS reporting units continued to have estimated fair values greater than their respective carrying values.

The Company performed a quantitative assessment as of October 1, 2021 and determined that no impairment existed. Additionally, the Company concluded that an impairment triggering event did not occur during the three months ended December 31, 2021.

In the first quarter of 2021, the Company changed its reporting structure from two to three reporting units. Accordingly, the Company assessed its goodwill for impairment under a two reporting unit structure as of October 1, 2020. Upon completion of this assessment, the Company determined that no impairment existed. Subsequent to this review and after allocating goodwill to the new reporting units based on relative fair value, the Company reassessed goodwill for impairment at the new reporting unit level (i.e. the Marketing Services, SaaS and Thryv International reporting units). Based upon each of these assessments, the Company determined no impairment existed for any of the Company's reporting units.

No goodwill impairment charges were recorded in the Company's consolidated statements of operations and comprehensive income for the years ended December 31, 2021, 2020 and 2019.

The following table sets forth the changes in the carrying amount of goodwill for the Company for the years ended December 31, 2021 and 2020:

(in thousands)	Marketing Services	SaaS	Thryv International	Total
Balance as of December 31, 2019	$390,573	$218,884	$—	$609,457
Additions	—	—	—	—
Impairments	—	—	—	—
Balance as of December 31, 2020	$390,573	$218,884	$—	$609,457
Additions	—	—	—	—
Impairments	—	—	—	—
Thryv Australia Acquisition	—	—	64,392	64,392
Effects of foreign currency translation	—	—	(1,963)	(1,963)
Balance as of December 31, 2021	$390,573	$218,884	$62,429	$671,886
Intangible Assets

The Company had definite-lived intangible assets of $82.6 million and $31.8 million as of December 31, 2021 and 2020, respectively.

The Company evaluated its definite-lived intangible assets for potential impairment indicators and determined there were none. Accordingly, no impairment charges were recorded during the years ended December 31, 2021 and 2020, respectively.

The following tables set forth the details of the Company's intangible assets as of December 31, 2021 and 2020:

	As of December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Effects of Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$803,642	$(748,460)	$(5,326)	$49,856	2.7
Trademarks and domain names	225,177	(193,978)	(1,389)	29,810	1.9
Patented technologies	19,600	(19,600)	—	—	0.0
Covenants not to compete	4,373	(1,462)	—	2,911	2.6
Total intangible assets	$1,052,792	$(963,500)	$(6,715)	$82,577	2.4

	As of December 31, 2020
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$701,802	$(701,518)	$284	1.4
Trademarks and domain names	200,300	(169,545)	30,755	2.0
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	1,497	(759)	738	1.8
Total intangible assets	$923,199	$(891,422)	$31,777	2.0

The following tables summarize the changes in the carrying amounts of the Company's intangible assets for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
(in thousands)	Client Relationships	Trademarks and Domain Names	Patented Technologies	Covenants Not to Compete	Total Intangible Assets
Balance as of January 1	$284	$30,755	$—	$738	$31,777
Additions	101,839	24,877	—	2,880	129,596
Amortization expense	(46,943)	(24,485)	—	(707)	(72,135)
Other	(5,324)	(1,337)	—		(6,661)
Balance as of December 31	$49,856	$29,810	$—	$2,911	$82,577

	Year Ended December 31, 2020
(in thousands)	Client Relationships	Trademarks and Domain Names	Patented Technologies	Covenants Not to Compete	Total Intangible Assets
Balance as of January 1	$85,615	$60,533	$—	$1,332	$147,480
Additions	—	—	—	192	192
Amortization expense	(85,331)	(29,778)	—	(504)	(115,613)
Other	—	—	—	(282)	(282)
Balance as of December 31	$284	$30,755	$—	$738	$31,777
\
Amortization expense for intangible assets for the years ended December 31, 2021, 2020, and 2019 was $72.1 million, $115.6 million, and $166.4 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2022	$49,914
2023	21,686
2024	10,977
Total	$82,577

Note 6     Restructuring and Integration Expenses

On June 30, 2017, the Company completed the YP Acquisition and, in an effort to improve operational efficiencies and realize synergies, the Company incurred certain restructuring and integration charges. Restructuring and integration charges are incurred primarily from post-merger integration and restructuring initiatives. These charges include severance benefits, facility exit costs, system consolidation and integration costs, and professional consulting and advisory services costs. From inception through December 31, 2019, the Company incurred $198.9 million of cumulative business restructuring charges and integration expenses. During the year ended December 31, 2019, the Company incurred $46.0 million of such business restructuring charges and integration expenses. These restructuring and integration expenses are recorded in General and administrative expense in the Company's consolidated statements of operations and comprehensive income. The Company attributed all restructuring and integration expenses to the Marketing Services reportable segment.

As of December 31, 2019, the Company completed all restructuring and integration efforts associated with the YP Acquisition.

The following table sets forth additional financial information related to the Company's restructuring charges and integration expenses related to the YP Acquisition for the periods presented:

		Cumulative
	Year Ended December 31,	Three Years Ended December 31,
(in thousands)	2019	2019
Severance costs	$9,487	$58,126
Facility exit costs	6,532	27,368
System consolidation costs (1)	11,603	37,389
Legal costs	5,550	13,926
Tax and accounting advisory services	1,918	27,358
Other costs (2)	10,870	34,745
Total restructuring and integration expenses	$45,960	$198,912

(1)System consolidation costs primarily consist of reducing duplicate software applications and licenses, obtaining new maintenance and network contracts, consolidating data centers, and eliminating telecom contracts.
(2)Other costs primarily include the write-off of fixed assets and capitalized software costs.

The following tables reflect the Company's liabilities associated with restructuring charges and integration expenses:

(in thousands)	Severance Costs	Facility Exit Costs	System Consolidation Costs	Legal Costs	Tax and Accounting Advisory Services	Total
Balance as of January 1, 2021	$—	$1,821	$—	$250	$—	$2,071
Expense	—	—	—	—	—	—
Payments/Other	—	(934)	—	(250)	—	(1,184)
Balance as of December 31, 2021	$—	$887	$—	$—	$—	$887

(in thousands)	Severance Costs	Facility Exit Costs	System Consolidation Costs	Legal Costs	Tax and Accounting Advisory Services	Total
Balance as of January 1, 2020	$3,377	$6,786	$14	$4,813	$14	$15,004
Expense	—	—	—	—	—	—
Payments	(3,377)	(4,965)	(14)	(4,563)	(14)	(12,933)
Balance as of December 31, 2020	$—	$1,821	$—	$250	$—	$2,071

Note 7     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2021	2020	2019
Balance as of January 1	$33,368	$26,828	$22,571
Thryv Australia Acquisition, balance as of March 1, 2021	2,733	—	—
Additions (1)	8,031	32,077	30,092
Deductions (2)	(26,657)	(25,537)	(25,835)
Balance as of December 31 (3)	$17,475	$33,368	$26,828
(1)    For the years ended December 31, 2021, 2020, and 2019, represents provision for bad debt expense of $8.0 million, $32.1 million, and $30.1 million, respectively, which is included in General and administrative expense.

(2)    For the years ended December 31, 2021, 2020, and 2019, represents amounts written off as uncollectible, net of recoveries.

(3)    As of December 31, 2021, $17.4 million of the allowance is attributable to Accounts receivable and $0.1 million is attributable to Contract assets. As of December 31, 2020, $33.0 million of the allowance is attributable to Accounts receivable and $0.3 million is attributable to Contract assets.

The Company’s exposure to expected credit losses depends on the financial condition of its clients and other macroeconomic factors. The Company maintains an allowance for credit losses based upon its estimate of potential credit losses. This allowance is based upon historical and current client collection trends, any identified client-specific collection issues, and current as well as expected future economic conditions and market trends. The economic downturn caused by COVID-19 resulted in an incremental amount of $2.1 million recorded to allowance for credit losses for the year ended December 31, 2020, which was recognized within General and administrative expense. No incremental impact was recorded for the year ended December 31, 2021.

Note 8      Fixed Assets and Capitalized Software

The following table sets forth the components of the Company's fixed assets and capitalized software:

(in thousands)	December 31, 2021	December 31, 2020
Capitalized software	$110,769	$68,444
Assets under leaseback obligations(1)	—	54,676
Computer and data processing equipment	34,618	35,165
Land, buildings and building improvements	—	1,082
Furniture and fixtures	550	1,086
Leasehold improvements	755	859
Other	99	6,043
Fixed assets and capitalized software	$146,791	$167,355
Less: accumulated depreciation and amortization	95,853	78,311
Total fixed assets and capitalized software, net	$50,938	$89,044
(1)Consists of a failed sale-leaseback liability related to a building and land in Tucker, Georgia. See Note 11, Debt Obligations.

Depreciation and amortization expense associated with the Company's fixed assets and capitalized software was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Amortization of capitalized software	$24,886	$20,718	$25,913
Depreciation of fixed assets(1)	8,452	10,192	14,007
Total depreciation and amortization expense	$33,338	$30,910	$39,920

(1)Includes depreciation expense associated with assets held under leaseback obligations of $0.7 million for the year ended December 31, 2021, and $1.7 million for each of the years ended December 31, 2020 and 2019, respectively.

Note 9     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities:

(in thousands)	December 31, 2021	December 31, 2020
Accrued salaries and related expenses	$58,440	$53,844
Accrued severance	1,720	2,280
Accrued taxes	17,660	26,209
Accrued expenses	51,224	51,284
Accrued service credits	2,769	5,996
Accrued liabilities	$131,813	$139,613
The following tables set forth additional information related to severance expense incurred by the Company and recorded to General and administrative expense during the periods presented:

	Year Ended December 31, 2021				Year Ended December 31, 2020
(in thousands)	Marketing Services	SaaS	Thryv International	Total	Marketing Services	SaaS	Thryv International	Total
Severance expense (1)	$1,433	$306	$2,945	$4,684	$10,318	$1,367	$—	$11,685
(1)    During the year ended December 31, 2021, none of the severance expense recorded was related to employee terminations as a result of COVID-19. During the year ended December 31, 2020, the severance expense included employee termination charges of $5.0 million recorded as a result of COVID-19.

The following tables set forth additional information related to severance payments made by the Company during the periods presented:

	Year Ended December 31, 2021				Year Ended December 31, 2020
(in thousands)	COVID-19 Related	YP Integration Related	Other	Total	COVID-19 Related	YP Integration Related	Other	Total
Severance payments	$120	$—	$4,702	$4,822	$4,925	$3,377	$3,206	$11,508
Note 10      Leases
The Company has entered into operating lease agreements for certain facilities and equipment. The Company determines at inception if an arrangement is a lease or contains a lease. As of December 31, 2021, the Company’s leases have remaining terms of approximately one to four years, which may include options to extend. The Company does not have lease agreements with residual value guarantees or material restrictive covenants. Variable lease payments included in the lease agreements are immaterial. Leases with terms of twelve months or less at inception are excluded from the calculation of operating lease right-of-use assets, the current portion of long-term lease liability, and the long-term lease liability.

During the year ended December 31, 2021, the Company recorded operating lease right-of-use asset impairment charges of $3.6 million due to the Company's decision to operate in a "Remote First" working environment and consolidate operations at certain locations. These impairment charges were recorded in the Thryv International segment.

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

The following table sets forth components of lease cost related to the Company's operating leases:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$7,684	$8,018	$12,484
Short-term lease cost	—	53	1,144
Sublease income	(1,954)	(366)	(680)
Total lease cost	$5,730	$7,705	$12,948

The following table sets forth supplemental balance sheet information related to the Company's operating leases:

(in thousands)	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets, net (1)	$9,517	$9,202

Liabilities
Current portion of long-term lease liability (2)	11,785	646
Long-term lease liability (3)	24,330	24,552
Total operating lease liability	$36,115	$25,198
(1)Operating lease right-of-use assets, net, are included in Other assets on the Company's consolidated balance sheet.
(2)The current portion of long-term lease liability is included in Other current liabilities on the Company's consolidated balance sheet.
(3)The long-term lease liability is included in Other liabilities on the Company's consolidated balance sheet.

The following table sets forth supplemental cash flow information related to the Company's operating leases:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$14,941	$8,713	$16,733

Supplemental lease cash flow disclosure
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,423	$54,667

The following table sets forth additional information related to the Company's operating leases:

	Years Ended December 31,
	2021	2020	2019
Weighted-average remaining lease term - Operating leases (in years)	3.1	4.6	4.9
Weighted-average discount rate - Operating leases	9.2%	9.1%	9.0%

The following table sets forth, by year, the maturities of operating lease liabilities as of December 31, 2021:

(in thousands)	Operating Leases
2022	$14,491
2023	11,927
2024	8,517
2025	6,658
2026	—
Thereafter	—
Total undiscounted lease payments	$41,593
Less: imputed interest	5,478
Present value of operating lease liability	$36,115

Note 11      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of December 31, 2021 and 2020:

(in thousands)	Maturity	Interest Rate		December 31, 2021	December 31, 2020
New Term Loan	March 1, 2026	LIBOR +	8.5%	$542,000	$—
Senior Term Loan	December 31, 2023	LIBOR +	9.0%	—	449,610
ABL Facility (Fifth Amendment)	March 1, 2026	3-month LIBOR +	3.0%	39,929	—
ABL Facility (Fourth Amendment)(1)	September 30, 2023	3-month LIBOR +	4.0%	—	79,238
Unamortized original issue discount and debt issuance costs				(19,453)	(445)
Total debt obligations				$562,476	$528,403
Current portion of New Term Loan				(70,000)	—
Total long-term debt obligations				$492,476	$528,403

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

Accordingly, total third-party fees paid were $4.2 million, of which $1.7 million was immediately charged to General and administrative expense on the Company's consolidated statements of operations and comprehensive income. The remaining third-party fees of $2.5 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the loan, using the effective interest method. Additionally, there were unamortized debt issuance costs of $0.4 million on the existing Senior Term Loan, of which $0.3 million was written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statements of operations and comprehensive income. The remaining unamortized debt issuance costs of $0.1 million will be deferred as debt issuance costs and amortized to interest expense, over the term of the New Term Loan, using the effective interest method. The New Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

In accordance with the New Term Loan and the Senior Term Loan, the Company recorded interest expense with related parties for the year ended December 31, 2021 and 2020 of $17.5 million and $17.0 million, respectively.

The Company has recorded accrued interest of $3.4 million and $8.5 million, as of December 31, 2021 and 2020, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

As of December 31, 2021, 31.4% of the New Term Loan was held by related parties who are equity holders of the Company.

Term Loan Covenants

The New Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2021, the Company was in compliance with the New Term Loan covenants. The Company expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On March 1, 2021, the Company entered into an agreement to amend (the “ABL Amendment”) the Company's June 30, 2017 asset-based lending (“ABL”) facility (the “ABL Facility”). The ABL Amendment was entered into in order to permit the term loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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
•add the Australian subsidiaries acquired pursuant to the Thryv Australia Acquisition as borrowers and guarantors and establish an Australian borrowing base; and
•make certain other conforming changes consistent with the New Term Loan agreement.

The Company accounted for this transaction as a modification of the ABL Facility. Accordingly, the existing unamortized debt issuance costs of $2.4 million, as well as additional third-party fees and lender fees of $0.9 million associated with the latest ABL Amendment, will be deferred and amortized over the new term of the ABL Facility.

As of December 31, 2021 and 2020, the Company had unamortized debt issuance costs of $2.7 million and $2.5 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of December 31, 2021, the Company had borrowing capacity of $104.0 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of December 31, 2021, the Company was in compliance with the ABL Facility covenants. The Company expects to be in compliance with these covenants for the next twelve months.

Leaseback Obligations

As part of the YP Acquisition on June 30, 2017, the Company assumed certain obligations including a failed sale-leaseback liability associated with land and a building in Tucker, Georgia. In conjunction with this financing liability, the fair value of the land and building was included as a part of the total tangible assets acquired in the acquisition. A portion of this liability consists of a non-cash residual value at termination of the lease, which upon termination will be written off against the remaining carrying value of the land and building, with any amount remaining recorded as a gain on termination of the lease. In June 2021, the Company made a $10.2 million cash payment to terminate the lease, which is recorded in Payments of lease obligations in Cash flows from financing activities on the Company's consolidated statement of cash flows. As of December 31, 2021, the lease termination resulted in the write-off of $48.1 million in net carrying value of assets under leaseback obligation and $55.2 million in leaseback obligations. During the year ended December 31, 2021, a $3.1 million loss on the termination of leaseback obligations was recorded in Other expense on the Company's consolidated statements of operations and comprehensive income.

The following table sets forth the components of the Company's total leaseback obligations as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Non-cash residual value of Tucker, Georgia lease	$—	$54,676
Future maturities associated with the Tucker, Georgia failed sale-leaseback liability	—	862
Total leaseback obligations	$—	$55,538

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Interest cost	$10,469	$13,949	$22,146
Expected return on assets	(11,560)	(16,027)	(15,044)
Settlement (gain)/loss	(374)	819	693
Remeasurement (gain)/loss	(13,364)	43,495	45,366
Net periodic pension (benefit) cost	$(14,829)	$42,236	$53,161

Since all pension plans are frozen and no employees accrue future pension benefits under any of the pension plans, the rate of compensation increase assumption is no longer applicable. The Company determines the weighted-average discount rate by applying a yield curve comprised of the yields on several hundred high-quality, fixed income corporate bonds available on the measurement date to expected future benefit cash flows.

The following table sets forth the weighted-average assumptions used for determining the Company's net periodic pension cost:

	Years Ended December 31,
	2021	2020	2019
Pension benefit obligations discount rate	2.39%	3.16%	4.30%
Interest cost discount rate	1.71%	2.74%	3.93%
Expected return on plan assets, net of administrative expenses	2.69%	3.73%	3.68%
Rate of compensation expense increase	N/A	N/A	N/A

The following table sets forth the weighted-average assumptions used for determining the Company's pension benefit obligations:

	Years Ended December 31,
	2021	2020
Pension benefit obligations discount rate	2.77%	2.39%
Rate of compensation increase	N/A	N/A
Interest crediting rate	3.01%	3.00%

Pension Benefit Obligations and Plan Assets

The following table summarizes the benefit obligations, plan assets, and funded status associated with the Company's pension and benefit plan:

(in thousands)	2021	2020
Change in Benefit Obligations
Balance as of January 1	$636,497	$643,961
Interest cost	10,469	13,949
Actuarial (gain) loss, net	(12,565)	63,164
Benefits paid	(42,434)	(66,746)
Annuity purchase	—	(17,831)
Balance as of December 31	$591,967	$636,497

Change in Plan Assets
Balance as of January 1	$444,228	$449,019
Plan contributions	36,185	44,908
Actual return on plan assets, net of administrative expenses	12,734	34,878
Benefits paid	(42,434)	(66,746)
Annuity purchase	—	(17,831)
Balance as of December 31	$450,713	$444,228

Funded Status as of December 31 (plan assets less benefit obligations)	$(141,254)	$(192,269)

The accumulated obligations for all defined pension plans was $592.0 million and $636.5 million as of December 31, 2021 and 2020, respectively.

The following table sets forth cash contributions made by the Company to its qualified and non-qualified plans during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Qualified plans	$35,000	$43,875	$29,635
Non-qualified plans	1,176	1,034	734

For fiscal year 2022, the Company expects to contribute approximately $25.0 million to the qualified plans and approximately $1.1 million to the non-qualified plans.

The net actuarial gain in the benefit obligations of $13.7 million for the year ended December 31, 2021 was a result of gains attributable to increasing discount rates due to changes in the corporate bond markets and actual asset performance exceeding expectations, partially offset by losses attributable to economic and demographic assumption updates and plan experience different than expected.

The following table sets forth the amounts associated with pension plans recognized within Pension obligations, net on the Company's consolidated balance sheets:

(in thousands)	December 31, 2021	December 31, 2020
Current liabilities	$(1,087)	$(1,442)
Long-term liabilities	(140,167)	(190,827)
Total pension liability as of December 31	$(141,254)	$(192,269)

The following table sets forth the amounts associated with the Company's pension plans that have accumulated pension obligations greater than plan assets (underfunded):

(in thousands)	December 31, 2021	December 31, 2020
Accumulated benefit obligations	$591,967	$636,497
Projected benefit obligations	591,967	636,497
Plan assets	$450,713	$444,228

Expected Cash Flows

The following table sets forth the Company's expected future pension benefit payments:

(in thousands)	Expected Future Pension Benefit Payments
2022	$52,312
2023	42,725
2024	40,738
2025	40,617
2026	39,854
2027 to 2031	176,245

Pension Plan Assets

The Company's overall investment strategy is to achieve a mix of assets, allowing it to meet projected benefits payments while taking into consideration expected levels of risk and return. Depending on perceived market pricing and various other factors, both active and passive approaches are utilized.

The following tables set forth the fair values of the Company's pension plan assets by asset category:

	December 31, 2021
(in thousands)	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$10,687	$10,687	$—	$—
Equity funds	92,689	92,689	—	—
U.S. treasuries and agencies	41,535	—	41,535	—
Corporate bond funds	184,034	184,034	—	—
Total	$328,945	$287,410	$41,535	$—
Hedge funds-investments measured at net asset value (“NAV”) as a practical expedient	121,768
Total plan assets	$450,713

	December 31, 2020
	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$17,831	$17,831	$—	$—
Equity funds	88,118	88,118	—	—
U.S. treasuries and agencies	35,797	—	35,797	—
Corporate bond funds	170,552	170,552	—	—
Total	$312,298	$276,501	$35,797	$—
Hedge funds-investments measured at NAV as a practical expedient	131,930
Total plan assets	$444,228

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

Pension Plan Hedge Fund Investments

The Company's hedge fund investments are made through limited partnership interests in various hedge funds that employ different trading strategies. Examples of strategies followed by hedge funds include directional strategies, relative value strategies and event driven strategies. A directional strategy entails taking a net long or short position in a market. Relative value seeks to take advantage of mis-pricing between two related and often correlated securities with the expectation that the pricing discrepancy will be resolved over time. Relative value strategies typically involve buying and selling related securities. An event driven strategy uses different investment approaches to profit from reactions to various events. Typically, events can include acquisitions, divestitures or restructurings that are expected to affect individual companies and may include long and short positions in common and preferred stocks, as well as debt securities and options. The Company has no unfunded commitments to these investments and has redemption rights with respect to its investments that range up to three years. As of December 31, 2021 and 2020, no single hedge fund accounted for more than 3% of total pension plan assets.

The Company uses NAV to determine the fair value of all the underlying investments which do not have a readily determinable fair market value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2021 and 2020, the Company used NAV to value its hedge fund investments.

The following table sets forth the weighted asset allocation percentages for the pension plans by asset category:

	December 31,
	2021	2020
Cash and cash equivalents	2.4%	4.0%
U.S. treasuries and agencies, corporate bond funds, and other fixed income	50.0%	46.4%
Equity funds	20.6%	19.9%
Hedge funds	27.0%	29.7%
Total	100.0%	100.0%

Prospective Pension Plan Investment Strategy

The Company uses a liability driven investment (“LDI”) strategy, and as part of the strategy, the Company may invest in hedge fund investments, fixed income investments, equity investments and will hold an adequate amount of cash and cash equivalents to meet daily pension obligations.

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

For 2022, the expected rates of return, net of administrative expenses, for the Consolidated Pension Plan of Dex Media and the YP Pension Plan are 3.0% and 4.0%, respectively, with a weighted-average expected rate of return of 3.2%. In 2021, the actual rates of return on assets for the Consolidated Pension Plan of Dex Media and the YP Pension Plan were 2.4% and 5.1%, respectively. In 2020, the actual rates of return on assets for the Consolidated Pension Plan of Dex Media and the YP Pension Plan were 7.4% and 11.1%, respectively.

Savings Plan Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement. Substantially all of the Company's employees are eligible to participate in the plan. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plan, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the years ended December 31, 2021, 2020 and 2019, the Company recorded total savings plan expense of $7.7 million, $3.0 million, and $10.8 million, respectively. The decline in savings plan expense for year ended December 31, 2020 was due to the Company's suspension of the employee matching program in April 2020 as part of managing costs in response to the COVID-19 pandemic.

Note 13     Stock-Based Compensation and Stockholders' Equity

The Stock Incentive Plans provide for several forms of incentive awards to be granted to designated eligible employees, non-management directors, and independent contractors providing services to the Company. On September 3, 2020, the Company's Board of Directors adopted and the Company's stockholders approved, the Company's 2020 Plan. The 2020 Plan replaced the 2016 Plan, as the Company determined not to make additional awards under the 2016 Plan following the effectiveness of the 2020 Plan. However, the terms of the 2016 Plan continue to govern outstanding equity awards granted under the 2016 Plan.

The maximum number of shares of the Company’s common stock authorized for issuance under the 2016 Plan is 6,166,667. A total of 1,000,000 shares of the Company's common stock were initially reserved for issuance under the 2020 Plan, plus a number of shares reserved for issuance, but unissued, forfeited or lapse unexercised under the 2016 Plan. On May 18, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to (i) increase the maximum aggregate number of shares reserved and available for delivery in connection with awards under the 2020 Plan to 3,981,490 shares of common stock (representing an increase of 2,981,490 shares) and (ii) provide that commencing on January 1, 2022 and ending on (and including) January 1, 2030, there will be an automatic annual increase in the total number of shares of common stock reserved and available for delivery in connection with the 2020 Plan of up to 5% of the total number of shares of common stock outstanding on December 31st of the preceding year.

Stock Options

No stock options were issued during the year ended December 31, 2021.

On October 15, 2020 and December 11, 2020, the Company granted 388,892 and 482,000 stock options, respectively, to certain employees and non-management directors at an exercise price of $13.82 and $10.35 per share, respectively, that vest over a three-year to four-year period ending on October 15, 2024 and have a 10-year term from the date of grant.

On November 18, 2019 and December 3, 2019, the Company granted 2,549,552 and 5,556 stock options, respectively, to certain employees and non-management directors at an exercise price of $16.20 per share that vest over a three-year period ending on January 1, 2023 and have a 10-year term from the date of grant.

On November 23, 2020, the Company’s Board of Directors and the Compensation Committee approved (i) a one-time stock option repricing for certain previously granted and still outstanding options held by the Company’s employees; and (ii) for certain officers, contingent upon each such officer’s written consent with respect to certain of his or her own previously granted and still outstanding options, (1) a one-time stock option repricing and (2) a delayed vesting schedule for such options (“Repricing”). Except for the reduction in the exercise price of the outstanding options and the officer vesting change described above, all outstanding stock options under the 2016 Plan will continue to remain outstanding in accordance with the current terms and conditions of the 2016 Plan and the applicable award agreements. As a result of the Repricing, 2,377,886 vested and unvested stock options outstanding, with an original exercise price of $16.20 per share, were repriced to $13.82 per share. The Repricing resulted in one-time incremental stock-based compensation expense of $1.5 million, which will be recognized over the remaining term of the repriced options.

A stock option holder may pay the option exercise price in cash, by delivering to the Company unrestricted shares having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a loan from the Company, (unless prohibited by law) or by a combination of these methods.

Any unvested portion of the stock option award will be forfeited upon the employee’s termination of employment with the Company for any reason before the date the option vests, except that the Compensation Committee of the Company, at its sole option and election, may provide for the accelerated vesting of the stock option award. If the Company terminates the employee without cause or the employee resigns for good reason, then the employee is eligible to exercise the stock options that vested on or before the effective date of such termination or resignation. If the Company terminates the employee for cause, then the employee's stock options, whether or not vested, shall terminate immediately upon termination of employment. The Compensation Committee of the Company shall have the authority to determine the treatment of awards in the event of a change in control of the Company or the affiliate which employs the award holder.

The Company estimates the fair value of its common stock as outlined in Note 1, Description of the Business and Summary of Significant Accounting Policies - Common Stock Fair Value. The fair value of each stock option was estimated using the Black-Scholes option pricing model. The model used for this valuation/revaluation incorporates assumptions regarding inputs as follows:

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

The following table sets forth the weighted-average stock option fair values and assumptions:

	Years Ended December 31,
	2021	2020	2019
Weighted-average fair value	N/A	$6.97	$10.24
Dividend yield	N/A	—	—
Volatility	N/A	52.06%	39.37%
Risk-free interest rate	N/A	0.30%	1.68%
Expected life (in years)	N/A	4.82	4.47

The following tables reflect changes in the Company's outstanding stock-based compensation awards for the years ended December 31, 2021 and 2020:

	2021
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock option awards at January 1	4,278,160	$11.20	8.36	$9,855
Granted	—	—	—	—
Exercises (net cash settled)	—	—	—	—
Exercises (issuance of shares)	(446,344)	7.69	5.91	8,459
Forfeitures/expirations	(98,002)	13.01	8.52	2,078
Outstanding stock option awards as of December 31, 2021	3,733,814	$11.59	7.52	$110,298

Options exercisable as of December 31	1,293,492	$8.61	6.78	$42,060

As of December 31, 2021, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was $8.5 million and is expected to be recognized over a weighted-average period of 1.6 years.

	2020
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock option awards at January 1	5,875,829	$9.29	8.15	$42,434
Granted	872,003	11.90	9.87	1,393
Exercises (net cash settled)	(130,017)	3.68	5.74	896
Exercises (issuance of shares)	(2,143,317)	3.69	5.77	15,511
Forfeitures/expirations	(196,338)	13.22	8.64	(146)
Outstanding stock option awards at December 31, 2020	4,278,160	$11.20	8.36	$9,855

Options exercisable as of December 31	992,061	$4.28	5.81	$9,151

As of December 31, 2020, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was $15.5 million and is expected to be recognized over a weighted-average period of 2.5 years.

Proceeds from Exercises of Stock Options

Cash proceeds received from exercises of stock options during the years ended December 31, 2021, 2020 and 2019 were $7.0 million, $11.2 million and $0.4 million, respectively. The associated tax benefit from options exercised were $1.9 million, $1.7 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was approved by the Company's Board of Directors on September 10, 2020 and became effective on September 23, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value at the beginning of the offering period or 85% of the market value at the end of the offering period. The ESPP is intended to enable eligible employees to use payroll deductions to purchase shares of stock in offerings under the plan, and thereby acquire an interest in the Company. The maximum aggregate number of shares of stock available for purchase under the plan by eligible employees is 2,000,000 shares. A total of 149,865 shares were issued on June 30, 2021, and 73,627 shares were issued on December 31, 2021, for a total of 223,492 shares issued through the ESPP during the year ended December 31, 2021.

Stock-Based Compensation Expense

Stock-based compensation expense (benefit) recognized for stock option awards was $6.4 million, $(2.9) million and $14.1 million during the years ended December 31, 2021, 2020 and 2019, respectively, and stock-based compensation expense recognized for the ESPP was $1.7 million during the year ended December 31, 2021.

The following table sets forth stock-based compensation expense (benefit), including the effects of gains and losses from changes in fair value during the years ended December 31, 2021, 2020 and 2019, recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income during the periods presented:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cost of services	$380	$(72)	$381
Sales and marketing	3,490	266	1,649
General and administrative	4,224	(3,089)	12,089
Stock-based compensation expense (benefit)	$8,094	$(2,895)	$14,119

Stock Warrants

As of December 31, 2021 and 2020, the Company had fully vested outstanding warrants of 9,432,064 and 10,459,141, respectively. As of December 31, 2021 and 2020, the holders of such warrants were entitled to purchase, in the aggregate, up to 5,240,035 shares and 5,810,634 shares, respectively, of common stock. The warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. These warrants expire on August 15, 2023.

During the year ended December 31, 2021, 1,027,777 warrants were exercised. Proceeds of $13.9 million related to the exercise of the warrants are recorded in Proceeds from exercise of stock warrants in Cash flows from financing activities on the Company's consolidated statement of cash flows. No warrants were exercised during the year ended December 31, 2020.

Private Placement

On August 25, 2020, the Company completed a private placement of 68,857 shares of the Company’s common stock at a price of $10.17 per share. The total cash received was $0.4 million, net of expenses. These shares were issued from Treasury stock. This resulted in a loss on the reissuance of Treasury stock of $0.8 million recorded as a reduction in Additional paid-in-capital.

Share Repurchases

On January 28, 2020, the Company repurchased approximately 1,049,956 shares of its outstanding common stock from a single stockholder for a total purchase price of $12.6 million. On March 10, 2020, the Company repurchased approximately 833,333 shares of its outstanding common stock for a total purchase price of $9.2 million. During June 2020, the Company repurchased approximately 785,250 of shares of its outstanding common stock for a total purchase price of $8.8 million. The shares acquired in each of these transactions were recorded as Treasury stock upon repurchase.

Note 14     Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Basic net income per share:
Net income	$101,577	$149,221	$35,504
Weighted-average common shares outstanding during the period	33,607,446	31,522,845	40,845,128
Basic net income per share	$3.02	$4.73	$0.87

	Years Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Diluted net income per share:
Net income	$101,577	$149,221	$35,504
Basic shares outstanding during the period	33,607,446	31,522,845	40,845,128
Plus: Common stock equivalents associated with stock option awards	2,888,300	2,272,749	2,620,870
Diluted shares outstanding	36,495,746	33,795,594	43,465,998
Diluted net income per share	$2.78	$4.42	$0.82
The computation of diluted shares outstanding excluded 97,223, 2,848,000 and 2,596,000 of outstanding stock option awards for the years ended December 31, 2021, 2020 and 2019, respectively, 15,151 of ESPP shares for the year ended December 31, 2021, 2,614,664 of outstanding stock warrants for the year ended December 31, 2021, and 10,459,111 of outstanding stock warrants for both of the years ended December 31, 2020 and 2019, as their effect would have been anti-dilutive.

Note 15     Income Taxes
The following table sets forth the components of the Company's income before income tax (expense) benefit:

	Years Ended December 31,
(in thousands)	2021	2020	2019
United States	$168,965	$41,238	$53,566
Foreign	(34,651)	—	—
Total income before income tax (expense) benefit	$134,314	$41,238	$53,566

The following table sets forth the components of the Company's income tax (expense) benefit:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current tax (expense):
Federal	$(31,690)	$(30,277)	$(37,319)
State and local	(5,852)	(7,213)	(5,861)
Foreign	(14,494)	—	—
Total current tax (expense)	(52,036)	(37,490)	(43,180)
Deferred tax (expense) benefit:
Federal	(4,378)	101,613	32,327
State and local	2,560	43,860	(7,209)
Foreign	21,117	—	—
Total deferred tax benefit	19,299	145,473	25,118
Total income tax (expense) benefit	$(32,737)	$107,983	$(18,062)

The following table sets forth the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate for the Company:

	Years Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign rate differential	(3.6)%	—%	—%
Impact of non-US taxing jurisdictions, net	0.8%	—%	—%
State and local taxes, net of federal tax benefit	4.3%	7.4%	2.7%
Change in value of indemnification asset	—%	2.8%	1.6%
Non-deductible executive compensation	1.0%	3.5%	—%
Stock compensation	(0.5)%	4.4%	—%
Non-deductible transaction costs	4.2%	4.9%	0.8%
Change in federal and state valuation allowance	(2.3)%	(256.0)%	1.9%
Change in unrecognized tax benefits (including FBOS)	(1.4)%	(48.7)%	5.3%
Other, net	0.9%	(1.2)%	0.4%
Effective tax rate	24.4%	(261.9)%	33.7%

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized.

The following table sets forth the significant components of the Company's deferred income tax assets and liabilities:

	Years Ended December 31,
(in thousands)	2021	2020
Deferred tax assets
Allowance for doubtful accounts	$5,099	$9,979
Deferred and other compensation	13,956	10,636
Capital investments	3,795	3,790
Debt, capitalized fees, and other interest	329	2,291
Pension and other post-employment benefits	37,569	51,231
Operating lease liability	9,726	7,539
Reserve for facility exit costs	5,070	7,053
Net operating loss and credit carryforwards (1)	26,522	28,611
Fixed assets and capitalized software	—	420
Non-compete and other agreements	40,335	46,213
Goodwill and other intangible assets	—	8,335
Other, net	6,435	8,566
Total deferred tax assets	$148,836	$184,664
Valuation allowance	(21,338)	(24,307)
Net deferred tax assets	$127,498	$160,357

Deferred tax liabilities
Deferred revenue	$(21,033)	$(46,501)
Goodwill and other intangible assets	(6,764)	—
Deferred costs	(2,254)	(3,003)
Investment in subsidiaries	(4,828)	(5,466)
Operating lease right-of-use assets	(7,572)	(9,362)
Fixed assets and capitalized software	(2,466)	—
Other, net	(2,814)	(3,434)
Total deferred tax (liabilities)	$(47,731)	$(67,766)
Net deferred tax asset	$79,767	$92,591

(1)    At December 31, 2021 and 2020, the Company had net operating loss and credit carryforwards of $26.5 million and $28.6 million, respectively, for state income tax purposes, which will begin to expire in 2023.

The Company establishes a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the ability to realize deferred tax assets, the Company considers all available positive and negative evidence, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some or all of the Company's deferred tax assets. In determining the need for a valuation allowance on the Company's deferred tax assets, the Company places greater weight on recent and objectively verifiable current information. The Company has considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income in assessing the need for the valuation allowance. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2021, management has determined that it is more likely than not that its deferred taxes will be realized, with the exception of certain indefinite lived deferred tax assets and certain state net operating loss carryforwards of $21.3 million. For the year ended December 31, 2021, the Company recorded a net valuation allowance release of $3.0 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

The following table sets forth changes in the Company’s valuation allowance:

(in thousands)	2021	2020
Balance at beginning of period	$24,307	$126,321
Net change in valuation allowance	(2,969)	(102,014)
Balance at end of period	$21,338	$24,307

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.

The Company is subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States and Australia. Generally, tax years 2018 through 2020 are subject to examination by the Internal Revenue Service and tax years 2017 through 2020 are subject to examination by the Australian Tax Authority. State tax returns are open for examination for an average of three years; however, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards. The Company received IRS FPAA notification letters (Form 1830-C) dated August 29, 2018 for IRS adjustments related to the tax years 2012-2015, for which the Company has previously adequately reserved. See Note 16, Contingent Liabilities. The Company is also currently under California Franchise Tax Board tax examination for tax years 2013 and 2014, Colorado state tax examination for tax years 2017 through 2020, Idaho state tax examination for tax years 2011 through 2018, Kansas state tax examination for tax years 2016 through 2019. The Company does not have any other significant state or local examinations in process.

The following table reflects changes to and balances of the Company's unrecognized tax benefits:

(in thousands)	2021	2020	2019
Balance at beginning of period	$23,703	$48,305	$48,469
Gross reductions for tax positions related to prior years	—	(22,186)	—
Gross reductions for tax positions related to the lapse of applicable statute of limitations	(2,869)	(2,416)	(164)
Balance at end of period	$20,834	$23,703	$48,305

For the year ended December 31, 2021, the Company's unrecognized tax benefit decreased by $2.9 million, while for the year ended December 31, 2020, the Company's unrecognized tax benefit decreased by $24.6 million, and for the year ended December 31, 2019, the Company's unrecognized tax benefit decreased by $0.2 million. The decrease for the year ended December 31, 2021 was primarily attributable to the reduction for tax positions related to the lapse of applicable statute of limitations. The decrease for the year ended December 31, 2020 was primarily attributable to a partial release of uncertain tax positions due to favorable developments with ongoing U.S. federal tax examinations. The decrease for the year ended December 31, 2019 was due to the reduction for tax positions related to the lapse of applicable statute of limitations.

For the years ended December 31, 2021, 2020 and 2019, the Company had $20.8 million, $23.7 million, and $48.3 million, respectively, of unrecognized tax benefits, excluding interest and penalties, that if recognized, would impact the effective tax rate. The Company recorded adjustments to interest and penalties related to unrecognized tax benefits as part of the provision/(benefit) for income taxes in the Company's consolidated statements of operations and comprehensive income of $1.2 million, $(2.3) million, and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Unrecognized tax benefits include $9.6 million, $8.4 million, and $10.7 million of accrued interest as of December 31, 2021, 2020, and 2019, respectively.

It is reasonably possible that the $20.8 million unrecognized tax benefit liability presented above for the year ended December 31, 2021, could decrease by $20.7 million within the next twelve months, due to an anticipated settlement with the tax authorities and the expiration of the statute of limitations in certain jurisdictions.

Note 16     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, losses are considered probable, but the Company is not able to make a reasonable estimate of the liability because of the uncertainties related to the outcome or the amount or range of potential loss. For these matters, disclosure is made, but no amount is reserved. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's consolidated statements of operations and comprehensive income, balance sheets or cash flows.

Section 199 and Research and Development Tax Case

Section 199 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) provides for deductions for manufacturing performed in the U.S. The Internal Revenue Service (“IRS”) has taken the position that directory providers are not entitled to take advantage of the deductions because printing vendors are already taking deductions and only one taxpayer can claim the deduction. The Tax Code also grants tax credits related to research and development expenditures. The IRS also takes the position that the expenditures have not been sufficiently documented to be eligible for the tax credit. The Company disagrees with these positions.

The IRS has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. The appeals conference for YP will likely occur in April 2022. In advance of the IRS Appeals conference, the parties reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company was recently unsuccessful in its attempt to negotiate a settlement with IRS Appeals, and the IRS issued a 90-day notice to the Company. The Company filed a petition in the U.S. Tax Court to challenge the IRS denial.

As of December 31, 2021 and December 31, 2020, the Company has reserved approximately $31.9 million, in connection with the Section 199 disallowance and less than $0.1 million and $0.2 million, respectively, related to the research and development tax credit disallowance. Pursuant to the YP Acquisition agreement, the Company is entitled to (i) a dollar-for-dollar indemnification for the research and development tax liability, and (ii) a dollar-for-dollar indemnification for the Section 199 tax liability after the Company pays the first $8.0 million in liability. The indemnification asset, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability. The balance of the indemnification asset is $24.3 million and $24.3 million at December 31, 2021 and December 31, 2020, respectively.

Other

Texas Sales, Excise, and Use Tax Audit

The Company conducts operations in many tax jurisdictions. In many of these jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on the Company's operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to how each taxing jurisdiction will ultimately classify the Company's digital products and services for sales and use tax purposes. On June 24, 2020, the Texas Comptroller of Public Accounts issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through July 31, 2020. On August 31, 2021, the Company received the final Texas Notification of Audit Results with an assessment of less than $0.1 million, including interest. The Company reversed the $2.6 million reserve existing on the Company's consolidated balance sheets as of June 30, 2021 for the total combined exposure for the periods covered under the audit examination.

New York Sales, Excise, and Use Tax Audit

On August 19, 2020, the New York State Department of Taxation and Finance issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through May 31, 2020. The Company has reserved $3.1 million for the total combined exposure for this period, which is accrued on the Company's consolidated balance sheets as of December 31, 2021.

Ohio Use Tax Audit

In November 2021, the Company received a notice from the Ohio Department of Taxation Audit Division requesting to schedule an audit of the Ohio use tax records for the period of October 1, 2015 through September 30, 2021. The Company has reserved $1.2 million for this period, which is accrued on the Company’s consolidated balance sheets as of December 31, 2021.

Note 17     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the year ended December 31, 2021.

(in thousands)	Accumulated Foreign Currency Translation Adjustments
Beginning balance at January 1, 2021	$—
Foreign currency translation adjustment, net of tax expense of $2.7 million	(8,047)
Ending balance at December 31, 2021	$(8,047)

Note 18     Segment Information
As a result of the Thryv Australia Acquisition, the Company reviewed its segment reporting based on the information used by the Chief Executive Officer, who is also the chief operating decision maker (“CODM”), to assess performance and allocate resources subsequent to the acquisition. As a result of this review, the Company determined that the Company manages operations using three operating segments which are also its reportable segments: (1) Marketing Services, (2) SaaS, and (3) Thryv International.
The Company does not evaluate performance or allocate resources based on segment asset data, and, therefore, such information is not presented.
During the year ended December 31, 2021, the Company adjusted its methodology of classifying certain revenue between products of its SaaS segment. The years ended December 31, 2021, 2020, and 2019 reflect the current methodology.
The following tables summarize the operating results of the Company's reportable segments:

	Year Ended December 31, 2021
(in thousands)	Marketing Services	SaaS	Thryv International	Total
Revenue	$797,493	$170,498	$145,391	$1,113,382
Segment Adjusted EBITDA	318,230	(14,004)	46,297	350,523

	Year Ended December 31, 2020
(in thousands)	Marketing Services	SaaS	Thryv International	Total
Revenue	$979,611	$129,824	$—	$1,109,435
Segment Adjusted EBITDA	358,804	13,035	—	371,839

	Year Ended December 31, 2019
(in thousands)	Marketing Services	SaaS	Thryv International	Total
Revenue	$1,292,795	$128,579	$—	$1,421,374
Segment Adjusted EBITDA	468,934	12,165	—	481,099
A reconciliation of the Company’s Income before income tax (expense) benefit to total Segment Adjusted EBITDA is as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income before income tax (expense) benefit	$134,314	$41,238	$53,566
Impact of ASC 842	—	—	(534)
Interest expense	66,374	68,539	92,951
Depreciation and amortization expense	105,473	146,523	206,270
Other components of net periodic pension (benefit) cost	(14,829)	42,236	53,161
Impairment charges	3,611	24,911	5,670
Restructuring and integration expenses (1)	18,145	28,459	40,290
Transaction costs (2)	25,059	20,999	6,081
Stock-based compensation expense (benefit)	8,094	(2,895)	14,119
(Gain) loss from remeasurement of indemnification asset	(1)	5,443	4,093
Other	4,283	(3,614)	5,432
Total Segment Adjusted EBITDA	$350,523	$371,839	$481,099
(1)During the year ended December 31, 2021, the Company incurred $4.7 million of severance expense, of which none was a result of the COVID-19 pandemic. During the year ended December 31, 2020, the Company incurred $11.7 million of severance expense, of which $5.0 million was a result of the COVID-19 pandemic. In addition, during the years ended December 31, 2021, 2020 and 2019, the Company incurred losses on disposal of fixed assets and capitalized software and costs associated with abandoned facilities and system consolidation.
(2)Consists of direct listing, Thryv Australia Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of revenue based on services for the periods indicated:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Marketing Services
PYP	$365,966	$443,315	$605,952
IYP	239,531	280,750	339,416
SEM	129,606	167,770	232,345
Other	62,390	87,776	115,082
Total Marketing Services	$797,493	$979,611	$1,292,795
SaaS
Thryv Platform	$107,318	$100,548	$104,327
Thryv Add-ons	63,180	29,276	24,252
Total SaaS	$170,498	$129,824	$128,579
Thryv International
PYP	$46,859	$—	$—
IYP	55,198	—	—
SEM	18,966	—	—
Other	23,814	—	—
Thryv Platform and Thryv Add-Ons	554	—	—
Total Thryv International	$145,391	$—	$—
Total Revenue	$1,113,382	$1,109,435	$1,421,374

The following table sets forth the Company's total long-lived assets by geographical region:

(in thousands)	December 31, 2021	December 31, 2020
United States	$149,878	$204,045
Australia	25,516	—
Total long-lived assets	$175,394	$204,045
Percentage of long-lived assets held outside of the United States	15%	—%

Note 19     Subsequent Events

On January, 21, 2022, the Company acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $21.0 million in cash, subject to certain adjustments.

As a result of limited access to the information required to prepare the initial accounting, the initial accounting for the Vivial acquisition is incomplete and the Company is unable to provide the amounts that will be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, pre-existing contingencies, goodwill or other intangible assets at the time of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

We are in the process of integrating Thryv Australia that we acquired on March 1, 2021. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021 excludes an assessment of the internal control over financial reporting related to the Thryv Australia Acquisition. The Thryv Australia Acquisition represented 6% of our consolidated total assets at December 31, 2021, and 13% of our consolidated revenue included in our consolidated financial statements for the year ended December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the 12 months ended December 31, 2021. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Thryv Holdings, Inc. and Subsidiaries.

Opinion on Internal Control Over Financial Reporting

We have audited Thryv Holdings, Inc and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Thryv Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Thryv Australia, which is included in the 2021 consolidated financial statements of the Company and constituted 6% of consolidated total assets, as of December 31, 2021 and 13% of consolidated revenue, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Thryv Australia.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Thryv Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas
March 15, 2022

Item 9B.     Other Information

None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code”) that is applicable to all of our employees, officers and directors including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other persons performing similar functions, which is available on our website at www.thryv.com under “Investor Relations - Governance Documents.” We intend to satisfy the disclosure requirement regarding any amendment to, or waiver from a provision of the Code for Thryv’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

The remaining information required by this Item 10 is incorporated by reference from the information to be provided in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”). The 2022 Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2021.

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated by reference from our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2021.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below summarizes information with respect to our 2016 Stock Incentive Plan (“2016 Plan”) and 2020 Incentive Award Plan (“2020 Plan”), which were the only compensation plans under which equity securities were authorized for issuance as of December 31, 2021. On September 3, 2020, our Board adopted and our stockholders approved our 2020 Plan, which replaced our 2016 Plan, as our Board determined not to make additional awards under our 2016 Plan following the effectiveness of our 2020 Plan. A total of 1,000,000 shares of our common stock were initially reserved for issuance pursuant to our 2020 Plan. On May 18, 2021, our stockholders approved an amendment to the 2020 Plan to (i) increase the maximum aggregate number of shares reserved and available for delivery in connection with awards under the 2020 Plan to 3,981,490 shares of common stock (representing an increase of 2,981,490 shares) and (ii) provide that commencing on January 1, 2022 and ending on (and including) January 1, 2030, there will be an automatic annual increase in the total number of shares of common stock reserved and available for delivery in connection with the 2020 Plan of up to 5% of the total number of shares of common stock outstanding on December 31st of the preceding year. On January 1, 2022, the number of shares of common stock reserved for issuance under the 2020 Plan increased by 1,703,584 shares. In addition, the shares reserved for issuance under our 2020 Plan also include those shares reserved but unissued under our 2016 Plan as of the effective date of our 2020 Plan and any shares subject to awards under our 2016 Plan which are forfeited or lapse unexercised and which following the effective date of our 2020 Plan are not issued under our 2016 Plan. The data reflected in the table below is as of December 31, 2021.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,733,814	$11.59	3,728,540
Equity compensation plans not approved by security holders	—	—	—
Total	3,733,814	$11.59	3,728,540

(a)    Reflects the total number of outstanding options under our 2016 Plan and our 2020 Plan as of December 31, 2021.
(b)    Reflects the weighted-average exercise price of stock options under both the 2016 Plan and 2020 Plan.
(c)    Reflects the combined number of unissued shares of common stock under the 2016 Plan and 2020 Plan. On January 1, 2022, the number of unissued shares of common stock reserved for issuance under the 2020 Plan increased by 1,703,584 shares.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2021.

Item 14.     Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2021.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K).

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
•Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements

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
4.1
Description of Securities Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).

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

10.6+
Amended and Restated Employment Agreement, dated September 26, 2016, by and between Thryv, Inc. and Joseph A. Walsh (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.7+	Thryv Holdings, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.8+
Amendment No. 1 to Thryv Holdings, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Amendment 1, filed with the SEC on September 17, 2020).

10.9+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.10+	2019 Over Performance Plan, dated November 5, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.11+	2019 Short Term Incentive Plan, dated November 5, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.12+	2020 Over Performance Plan, dated January 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.13+	2020 Short Term Incentive Plan, dated April 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).
10.14+
Thryv, Inc. Severance Plan—Executive Vice Presidents and Above, dated January 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.15+	Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.16+	First Amendment to the Thryv Holdings, Inc. 2020 Incentive Award Plan, incorporated by reference to Exhibit A to the Registrant’s Definitive Schedule 14C (File No. 001-35895) filed on June 16, 2021.
10.17+	Second Amendment to the Thryv Holdings, Inc. 2020 Incentive Award Plan incorporated by reference to Exhibit B to the Registrant’s Definitive Schedule 14C (File No. 001-35895) filed on June 16, 2021.
10.18+
Form of Thryv Holdings, Inc. Stock Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 18, 2020).

10.19+	Thryv Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.20
Amended and Restated Stockholders Agreement, dated September 23, 2020, by and among Thryv Holdings, Inc. and the Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2020).

10.21
Term Loan Credit Agreement by and among Thryv Holdings, Inc., Thryv, Inc., the Lenders party thereto from time to time and Wells Fargo Bank, National Association, as Administrative Agent, dated as of March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed, with the SEC on March 2, 2021).

10.22
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

21.1*	List of significant subsidiaries of Thryv Holdings, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (included in Exhibits 101).
*Filed herewith
+    Management contract of compensatory plan or arrangement

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

March 15, 2022	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 15, 2022	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title(s)	Date

/s/ Joseph A. Walsh	Chairman of the Board and Chief Executive Officer	March 15, 2022
Joseph A. Walsh	(Principal Executive Officer)

/s/ Paul D. Rouse	Chief Financial Officer, Executive Vice President and Treasurer	March 15, 2022
Paul D. Rouse	(Principal Financial and Accounting Officer)

/s/ Amer Akhtar	Director	March 15, 2022
Amer Akhtar

/s/ Bonnie Kintzer	Director	March 15, 2022
Bonnie Kintzer

/s/ Ryan O'Hara	Director	March 15, 2022
Ryan O'Hara

/s/ John Slater	Director	March 15, 2022
John Slater

/s/ Lauren Vaccarello	Director	March 15, 2022
Lauren Vaccarello

/s/ Heather Zynczak	Director	March 15, 2022
Heather Zynczak