Form 10-Q
period 2022-03-31
Thryv Holdings, Inc.
filed 2022-05-05
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-35895

THRYV HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810, D/FW Airport, TX	75261
(Address of principal executive offices)	(Zip Code)

(972)	453-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	THRY	The Nasdaq Stock Market LLC
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
Yes ☐ No ☒

As of May 3, 2022, there were 34,238,639 shares of the registrant's common stock outstanding.

THRYV HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements, that reflect our current views with respect to future events and financial performance. Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995 and include, without limitation, statements concerning the conditions of our industry and our operations, performance, and financial condition, including, in particular, statements relating to our business, growth strategies, product development efforts, and future expenses. Forward-looking statements include all statements that do not relate solely to historical or current facts and generally can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “could,,” “estimates,” “expects,” “likely,” “may,” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as well as our subsequent Quarterly Reports on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements contained in this report, which speak only as of the date of this report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.
In this Quarterly Report on Form 10-Q, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Revenue	$308,375	$280,606
Cost of services	110,519	98,160
Gross profit	197,856	182,446

Operating expenses:
Sales and marketing	93,955	76,540
General and administrative	52,194	41,279
Total operating expenses	146,149	117,819

Operating income	51,707	64,627
Other income (expense):
Interest expense	(13,108)	(11,607)
Interest expense, related party	(1,759)	(4,065)
Other components of net periodic pension benefit (cost)	70	453
Other income (expense), net	6,222	(1,093)
Income before income tax expense	43,132	48,315
Income tax expense	(9,621)	(11,809)
Net income	$33,511	$36,506
Other comprehensive income (loss):
Foreign currency translation adjustment	5,448	(2,967)
Comprehensive income	$38,959	$33,539

Net income per common share:
Basic	$0.98	$1.10
Diluted	$0.88	$1.07

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	34,159,979	33,108,422
Diluted	37,957,685	34,013,480
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets
Cash and cash equivalents	$21,446	$11,262
Accounts receivable, net of allowance of $17,702 in 2022 and $17,387 in 2021	305,729	279,053
Contract assets, net of allowance of $59 in 2022 and $88 in 2021	4,062	5,259
Taxes receivable	15,248	14,711
Prepaid expenses	43,112	22,418
Indemnification asset	24,746	24,346
Other current assets	14,572	13,596
Total current assets	428,915	370,645
Fixed assets and capitalized software, net	49,965	50,938
Goodwill	673,713	671,886
Intangible assets, net	77,457	82,577
Deferred tax assets	108,912	90,565
Other assets	30,753	33,891
Total assets	$1,369,715	$1,300,502

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,433	$8,610
Accrued liabilities	146,350	131,813
Current portion of unrecognized tax benefits	30,171	29,771
Contract liabilities	61,471	51,726
Current portion of long-term debt	70,000	70,000
Other current liabilities	18,114	15,214
Total current liabilities	342,539	307,134
Term Loan, net	375,422	309,672
Term Loan, related party	60,902	142,875
ABL Facility	62,975	39,929
Pension obligations, net	132,456	140,167
Deferred tax liabilities	7,374	10,798
Other liabilities	31,606	35,212
Total long-term liabilities	670,735	678,653
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 60,913,663 shares issued and 34,228,121 shares outstanding at March 31, 2022; and 60,830,853 shares issued and 34,145,311 shares outstanding at December 31, 2021	609	608
Additional paid-in capital	1,087,054	1,084,288
Treasury stock - 26,685,542 shares at March 31, 2022 and December 31, 2021	(468,879)	(468,879)
Accumulated other comprehensive income (loss)	(2,599)	(8,047)
Accumulated deficit	(259,744)	(293,255)
Total stockholders' equity	356,441	314,715
Total liabilities and stockholders' equity	$1,369,715	$1,300,502
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended March 31, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715
Exercise of stock options	82,810	1	838	—	—	—	—	839
Stock compensation expense	—	—	1,928	—	—	—	—	1,928
Cumulative translation adjustment	—	—	—	—	—	5,448	—	5,448
Net income	—	—	—	—	—	—	33,511	33,511
Balance as of March 31, 2022	60,913,663	$609	$1,087,054	(26,685,542)	$(468,879)	$(2,599)	$(259,744)	$356,441

Three Months Ended March 31, 2021
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$—	$(394,832)	$196,775
Exercise of stock options	215,544	2	(3,096)	—	—	—	—	(3,094)
Exercise of stock warrants	111	—	5	—	—	—	—	5
Stock compensation expense	—	—	1,971	—	—	—	—	1,971
Cumulative translation adjustment	—	—	—	—	—	(2,967)	—	(2,967)
Net income	—	—	—	—	—	—	36,506	36,506
Balance as of March 31, 2021	59,806,077	$598	$1,058,504	(26,678,410)	$(468,613)	$(2,967)	$(358,326)	$229,196

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income	$33,511	$36,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,969	19,718
Amortization of debt issuance costs	1,441	433
Deferred income taxes	(5,671)	(13,249)
Provision for credit losses and service credits	5,467	6,546
Stock-based compensation expense	1,928	1,971
Other components of net periodic pension (benefit)	(70)	(453)
Loss on foreign currency exchange rates	1,077	835
Bargain purchase gain	(7,297)	—
Other	1,440	320
Changes in working capital items, excluding acquisitions:
Accounts receivable	(12,361)	26,846
Contract assets	1,285	1,446
Prepaid expenses and other assets	(6,920)	(10,998)
Accounts payable and accrued liabilities	(9,775)	(57,861)
Other liabilities	3,303	2,144
Net cash provided by operating activities	29,327	14,204

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(3,999)	(3,668)
Acquisition of a business, net of cash acquired	(22,003)	(174,190)
Net cash (used in) investing activities	(26,002)	(177,858)

Cash Flows from Financing Activities
Proceeds from Term Loan	—	418,070
Proceeds from Term Loan, related party	—	260,930
Payments of Term Loan	(15,444)	—
Payments of Term Loan, related party	(2,056)	—
Payments of Senior Term Loan	—	(335,821)
Payments of Senior Term Loan, related party	—	(113,789)
Proceeds from ABL Facility	302,374	249,936
Payments of ABL Facility	(279,327)	(285,492)
Proceeds from exercises of stock options and stock warrants	839	1,560
Other	—	(3,598)
Net cash provided by financing activities	6,386	191,796

Effect of exchange rate changes on cash and cash equivalents	541	(707)
Increase in cash and cash equivalents and restricted cash	10,252	27,435
Cash and cash equivalents and restricted cash, beginning of period	13,557	2,406
Cash and cash equivalents and restricted cash, end of period	$23,809	$29,841

Supplemental Information
Cash paid for interest	$11,966	$17,286
Cash paid for income taxes, net	$15,421	$15,753

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv” or the “Company”) provides small-to-medium sized businesses (“SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages (“PYP” or “Print”) and digital marketing services (“Digital”), which includes Internet Yellow Pages (“IYP”), search engine marketing (“SEM”), and other digital media services, including online display advertising, and search engine optimization (“SEO”) tools. In addition, through the Thryv® platform, the Company is a provider of SaaS business management tools designed for SMBs.

On January, 21, 2022, the Company acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company with operations in the United States. Additionally, on March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Thryv Australia”), a provider of marketing solutions serving SMBs in Australia.

The Company reports its results based on three reportable segments (see Note 15, Segment Information):

•Marketing Services, which includes the Company's Print and Digital solutions businesses;
•SaaS, which includes the Company's flagship SMB end-to-end customer experience platform; and
•Thryv International, which is comprised of the Thryv Australia business, Australia's leading provider of marketing solutions serving SMBs, and SaaS business management tools for SMBs in Australia.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2021.

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

Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, assets acquired and liabilities assumed in business combinations, capitalized costs to obtain a contract, certain amounts relating to the accounting for income taxes, including valuation allowance, indemnification asset, stock-based compensation expense, operating lease right-of-use assets and operating lease liabilities, accrued service credits, and pension obligations. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, operating lease right-of-use assets, goodwill and intangible assets.

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

Summary of Significant Accounting Policies

Except for the adoption of ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), as described below, there have been no changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2022 as compared to the significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Restricted Cash

The following table presents a reconciliation of Cash and cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the three months ended March 31, 2022 and 2021:

(in thousands)	March 31, 2022	March 31, 2021	December 31, 2021
Cash and cash equivalents	$21,446	$29,841	$11,262
Restricted cash, included in Other current assets	2,363	—	2,295
Total Cash and cash equivalents and restricted cash	$23,809	$29,841	$13,557

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

Transaction gains or losses in currencies other than the functional currency are included as a component of Other income (expense), net in the Company's consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, which requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination, in accordance with the revenue recognition guidance, as if the acquirer had entered into the original contract at the same time, and on the same terms, as the acquiree. Generally, this will result in the acquirer recognizing contract assets and liabilities at the same amounts recorded by the acquiree as of the acquisition date. Under the current standard, an acquirer generally recognizes such items at fair value on the acquisition date. The Company adopted ASU 2021-08 on January 1, 2022 and applied it to the contract assets and liabilities acquired from Vivial.

Note 2      Acquisitions

Vivial Acquisition

On January 21, 2022 (the “Vivial Acquisition Date”), the Company acquired Vivial, a marketing and advertising company, for $22.0 million in cash (net of $8.5 million of cash acquired), subject to certain adjustments (the “Vivial Acquisition”). The assets acquired as part of these transactions consisted primarily of $26.4 million in current assets and $9.8 million in fixed and intangible assets, consisting primarily of customer relationships and technology assets, $15.3 million in deferred tax assets, along with a $7.3 million bargain purchase gain. The acquisition is expected to result in a bargain purchase gain in part because the seller was motivated to divest its marketing services business that is in secular decline. The Company also assumed liabilities of $24.2 million, consisting primarily of accounts payable and accrued liabilities. The assessment of fair value of assets acquired and liabilities assumed is preliminary and is based on information that was available to management at the time these consolidated financial statements were prepared. The finalization of the Company’s acquisition accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

The Company accounted for the Vivial Acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). This requires that the assets acquired and liabilities assumed are measured at fair value. With the assistance of a third-party valuation firm, the Company determined, using Level 3 inputs (see Note 4, Fair Value Measurements), the fair value of certain assets and liabilities, including fixed assets and intangible assets by applying the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas trade names were valued using a relief of royalty method and assumptions related to Vivial’s assets acquired and liabilities assumed. The preliminary purchase price allocation is expected to be finalized within 12 months after the Vivial Acquisition Date.

The fair values of fixed assets, intangible assets and other assets acquired and liabilities assumed have been prepared on a preliminary basis with information currently available and are subject to change. Management is still reviewing the characteristics and assumptions related to Vivial’s assets acquired and liabilities assumed.
The following table summarizes the assets acquired and liabilities assumed at the Vivial Acquisition Date:

(in thousands)
Current assets	$26,388
Fixed and intangible assets	9,759
Deferred tax assets	15,314
Other assets	2,052
Current liabilities	(22,948)
Other liabilities	(1,264)
Bargain purchase gain	(7,297)
Fair value allocated to net assets acquired, net of bargain purchase gain	$22,004

The deferred tax asset primarily relates to excess carryover tax basis over book basis in intangibles as a result of the assessment of the fair value of the assets and liabilities assumed using the acquisition method of accounting.

The Vivial Acquisition contributed $23.3 million in revenue and $0.8 million in net income since the Vivial Acquisition Date.

Thryv Australia Acquisition

On March 1, 2021 (the “Thryv Australia Acquisition Date”), Thryv Australia Holdings Pty Ltd (formerly Thryv Australia Pty Ltd) (“Buyer”), an Australian proprietary limited company and a direct wholly-owned subsidiary of Thryv International Holding LLC, a direct and wholly owned subsidiary of the Company, acquired all of the issued and outstanding equity interests of (i) Sunshine NewCo Pty Ltd, an Australian proprietary limited company, and its subsidiaries, and (ii) Thryv Australia, a private limited company incorporated under the laws of England and Wales, and its subsidiaries (collectively, the “Thryv Australia Acquisition”). The Thryv Australia Acquisition expanded the Company's market share with a broader geographical footprint. Additionally, the Thryv Australia Acquisition provided the Company with a significant increase in clients. Thryv Australia is a provider of marketing solutions serving SMBs in Australia. Control was obtained by means of acquiring all the voting interests.

In connection with the Thryv Australia Acquisition, the Company paid consideration of approximately $216.2 million in cash, subject to customary closing adjustments, financed by the Term Loan (as defined in Note 8, Debt Obligations) that was entered into on the Thryv Australia Acquisition Date. All acquisition-related costs, amounting to $8.7 million, were expensed as incurred by the Company and no portion of these costs are included in consideration transferred. These costs were presented within General and administrative expense in the Company's consolidated statement of operations and comprehensive income. Additionally, as part of the effort to fund the Thryv Australia Acquisition, the Company incurred debt issuance costs of $4.2 million related to the Term Loan, of which $2.5 million was capitalized and is being amortized using the effective interest method. See Note 8, Debt Obligations.

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

The following table summarizes the consideration transferred and the purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Thryv Australia Acquisition Date:

(in thousands)
Total cash consideration	$216,164
Total purchase consideration, as allocated below:	$216,164

Cash and cash equivalents	$40,794
Accounts receivable and other current assets	72,404
Other assets	34,962
Fixed assets and capitalized software	18,856
Intangible assets:
Client relationships (estimated useful life of 3.5 years)	101,839
Trademarks (estimated useful life of 3.5 years)	24,877
Accounts payable	(15,038)
Accrued liabilities	(41,724)
Contract liabilities	(27,075)
Other current liabilities	(6,733)
Deferred tax liabilities	(35,884)
Other liabilities	(15,506)
Total identifiable net assets	$151,772
Goodwill	64,392
Total net assets acquired	$216,164

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $64.4 million was primarily related to the benefits expected from the Thryv Australia Acquisition and was allocated to the Thryv International segment. The goodwill recognized is not deductible for income tax purposes.

Pro Forma Results

The pro forma combined financial information presented below was derived from the historical financial records of Thryv and Thryv Australia and presents the operating results of the combined Company, as if the Thryv Australia Acquisition had occurred on January 1, 2020. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense and related tax effects.

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Thryv Australia Acquisition been completed as of January 1, 2020, nor is it meant to be indicative of future results of operations that the combined entity will achieve:

Three Months Ended March 31,
(in thousands) (unaudited)	2021
Revenue	$318,752
Net income	52,415

Note 3      Revenue Recognition

The Company has determined that each of its Print and Digital marketing services and SaaS business management tools services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract. Control over the Company’s Print services transfers to the client upon delivery of the published directories containing their advertisements to the intended market(s). Therefore, revenue associated with Print services is recognized at a point in time upon delivery to the intended market(s). SaaS and Digital marketing services are recognized using the series guidance. Under the series guidance, the Company's obligation to provide services is the same for each day under the contract, and therefore represents a single performance obligation. Revenue associated with SaaS and Digital marketing services is recognized over time using an output method to measure the progress toward satisfying a performance obligation.

Disaggregation of Revenue
The Company presents disaggregated revenue based on the type of service within its segment footnote. During the three months ended March 31, 2022, the Company adjusted the disaggregated service revenue methodology it uses to manage the business. The three months ended March 31, 2022 and 2021 reflect the current methodology. See Note 15, Segment Information.

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three months ended March 31, 2022, the Company recognized Revenue of $12.9 million that was recorded in Contract liabilities as of December 31, 2021. For the three months ended March 31, 2021, the Company recognized Revenue of $4.7 million that was recorded in Contract liabilities as of December 31, 2020.

Pandemic Credits

During the three months ended March 31, 2021, the Company recognized pandemic credits of $2.2 million provided to customers most impacted by COVID-19. The Company has reflected these price concessions as reduction to revenue in the consolidated statements of operations and comprehensive income. During the three months ended March 31, 2022, the Company did not recognize any pandemic credits.

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. Other than the value of the indemnification asset described below, during the three months ended March 31, 2022 and 2021, there were no transfers between levels in the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets such as goodwill, intangible assets, fixed assets, capitalized software and operating lease right-of-use assets are adjusted to fair value when the net book values of the assets exceed their respective fair values, resulting in an impairment charge. Such fair value measurements are predominantly based on Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 13, Contingent Liabilities, as part of the YP Acquisition agreement, the Company is indemnified for an uncertain tax position for up to the fair value of 1,804,715 shares held in escrow, subject to certain contract limitations (the “indemnification asset”). Due to an increase in the Company’s common stock share price as of March 31, 2022, the number of shares expected to be returned to seller is 880,032, which represents the number of shares required to satisfy the uncertain tax position less $8.0 million.

As of March 31, 2022 and December 31, 2021, the fair value of the Company's Level 1 indemnification asset was $24.7 million and $24.3 million, respectively. A gain of $0.4 million from the change in fair value of the Company’s Level 1 indemnification asset during the three months ended March 31, 2022 was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive income.

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

The Term Loan (as defined in Note 8, Debt Obligations) is carried at amortized cost; however, the Company estimates the fair value of the Term Loan for disclosure purposes. The fair value of the Term Loan is determined based on quoted prices that are observable in the market place and are classified as Level 2 measurements. See Note 8, Debt Obligations.
The following table sets forth the carrying amount and fair value of the Term Loan:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$506,324	$513,919	$522,547	$533,651

Note 5     Goodwill and Intangible Assets

Goodwill

The following tables set forth the changes in the carrying amount of goodwill for the Company for three months ended March 31, 2022 and the year ended December 31, 2021:

(in thousands)	Marketing Services	SaaS	Thryv International	Total
Balance as of December 31, 2020	$390,573	$218,884	$—	$609,457
Thryv Australia Acquisition	—	—	64,392	64,392
Effects of foreign currency translation	—	—	(1,963)	(1,963)
Balance as of December 31, 2021	$390,573	$218,884	$62,429	$671,886
Effects of foreign currency translation	—	—	1,827	1,827
Balance as of March 31, 2022	$390,573	$218,884	$64,256	$673,713
Intangible Assets

The following tables set forth the details of the Company's intangible assets as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
(in thousands)	Gross	Accumulated Amortization	Effects of Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$805,095	$(757,153)	$1,259	$49,201	2.5
Trademarks and domain names	225,377	(200,118)	403	25,662	1.7
Patented technologies	19,600	(19,600)	—	—	0.0
Covenants not to compete	4,436	(1,842)	—	2,594	2.3
Total intangible assets	$1,054,508	$(978,713)	$1,662	$77,457	2.2

	As of December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Effects of Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$803,642	$(748,460)	$(5,326)	$49,856	2.7
Trademarks and domain names	225,177	(193,978)	(1,389)	29,810	1.9
Patented technologies	19,600	(19,600)	—	—	0.0
Covenants not to compete	4,373	(1,462)	—	2,911	2.6
Total intangible assets	$1,052,792	$(963,500)	$(6,715)	$82,577	2.4

Amortization expense for intangible assets for the three months ended March 31, 2022 and 2021 was $13.1 million and $9.9 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2022	$40,097
2023	23,923
2024	12,714
2025	723
Total	$77,457

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2022	2021
Balance as of January 1	$17,475	$33,368
Acquisitions	—	2,733
Additions (1)	3,239	2,018
Deductions (2)	(2,953)	(3,318)
Balance as of March 31 (3)	$17,761	$34,801

(1)    For the three months ended March 31, 2022 and 2021, represents provision for bad debt expense of $3.2 million and $2.0 million, respectively, which is included in General and administrative expense.

(2)    For the three months ended March 31, 2022 and 2021, represents amounts written off as uncollectible, net of recoveries.

(3)    As of March 31, 2022, $17.7 million of the allowance is attributable to Accounts receivable and $0.1 million is attributable to Contract assets. As of March 31, 2021, $34.6 million of the allowance is attributable to Accounts receivable and $0.2 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities:

(in thousands)	March 31, 2022	December 31, 2021
Accrued salaries and related expenses	$63,231	$58,440
Accrued severance	470	1,720
Accrued taxes	24,416	17,660
Accrued expenses	55,424	51,224
Accrued service credits	2,809	2,769
Accrued liabilities	$146,350	$131,813

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of March 31, 2022 and December 31, 2021:

(in thousands)	Maturity	Interest Rate		March 31, 2022	December 31, 2021
Term Loan	March 1, 2026	LIBOR +	8.5%	$524,500	$542,000
ABL Facility (Fifth Amendment)	March 1, 2026	3-month LIBOR +	3.0%	62,975	39,929
Unamortized original issue discount and debt issuance costs				(18,176)	(19,453)
Total debt obligations				$569,299	$562,476
Current portion of Term Loan				(70,000)	(70,000)
Total long-term debt obligations				$499,299	$492,476
Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who are equity holders of the Company, as of March 1, 2021. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of March 31, 2022, 13.9% of the Term Loan was held by related parties who are equity holders of the Company.

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

The net proceeds from the Term Loan of $674.9 million (net of original issue discount costs of $21.0 million and third-party fees of $4.1 million) were used to repay the remaining $449.6 million outstanding principal balance of the Senior Term Loan, accrued interest of $0.4 million, and third-party fees of $0.1 million. The Company accounted for this transaction with existing lenders as a modification. The transaction with other lenders party to only the Senior Term Loan was accounted for as an extinguishment.

Accordingly, total third-party fees paid were $4.2 million, of which $1.7 million was immediately charged to General and administrative expense on the Company's consolidated statement of operations and comprehensive income. The remaining third-party fees of $2.5 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the loan, using the effective interest method. Additionally, there were unamortized debt issuance costs of $0.4 million on the existing Senior Term Loan, of which $0.3 million was written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive income. The remaining unamortized debt issuance costs of $0.1 million will be deferred as debt issuance costs and amortized to interest expense, over the term of the Term Loan, using the effective interest method. The Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

In accordance with the Term Loan and the Senior Term Loan, the Company recorded interest expense with related parties for the three months ended March 31, 2022 and 2021 of $1.8 million and $4.1 million, respectively.

The Company has recorded accrued interest of $4.9 million and $3.4 million, as of March 31, 2022 and December 31, 2021, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

Term Loan Covenants

The Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of March 31, 2022, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On March 1, 2021, the Company entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 ABL Facility (the “ABL Facility”). The ABL Amendment was entered into in order to permit the Senior Term Loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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

As of March 31, 2022 and December 31, 2021, the Company had debt issuance costs with a remaining balance of $2.6 million and $2.7 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of March 31, 2022, the Company had borrowing capacity of $68.9 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of March 31, 2022, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Three Months Ended March 31,
(in thousands)	2022	2021
Interest cost	$3,418	$2,616
Expected return on assets	(3,488)	(2,890)
Settlement (gain)	—	(15)
Remeasurement (gain)	—	(164)
Net periodic pension (benefit)	$(70)	$(453)

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

During the three months ended March 31, 2022, the Company made cash contributions of $7.5 million to the qualified plans and contributions and associated payments of $0.1 million to the non-qualified plans. During the three months ended March 31, 2021, the Company made cash contributions of $5.0 million to the qualified plans, and contributions and associated payments of $0.7 million to the non-qualified plans.

For the fiscal year 2022, the Company expects to contribute approximately $25.0 million to the qualified plans and approximately $1.1 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock Options

During the three months ended March 31, 2022, the Company issued an aggregate of 82,810 shares of common stock to employees upon the exercise of options previously granted under the 2016 and 2020 Stock Incentive Plan(s) at exercise prices ranging from $3.68 to $13.82 per share.

During the three months ended March 31, 2021, the Company issued an aggregate of 215,544 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan at exercise prices ranging from $3.68 to $13.82 per share.

Stock-based compensation expense recognized for stock option awards was $1.6 million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) was approved by the Company's board of directors on September 10, 2020 and became effective on September 23, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value at the beginning of the offering period or 85% of the market value at the end of the offering period. The ESPP is intended to enable eligible employees to use payroll deductions to purchase shares of stock in offerings under the plan, and thereby acquire an interest in the Company. The maximum aggregate number of shares of stock available for purchase under the plan by eligible employees is 2,000,000 shares. No shares were issued through the ESPP during the three months ended March 31, 2022 or 2021. Stock-based compensation expense recognized for the ESPP was $0.4 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income during the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of services	$76	$81
Sales and marketing	769	832
General and administrative	1,083	1,058
Stock-based compensation expense	$1,928	$1,971

Stock Warrants

As of March 31, 2022 and December 31, 2021, the Company had 9,432,064 fully vested outstanding warrants. As of March 31, 2022 and December 31, 2021, the holders of such warrants are entitled to purchase, in the aggregate, up to 5,240,035 shares of common stock. Warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. These warrants expire on August 15, 2023.

No warrants were exercised during the three months ended March 31, 2022. During the three months ended March 31, 2021, 200 warrants were exercised.

On May 3, 2022, the Compensation Committee of the Company’s Board of Directors approved a form of award agreement (the “RSU Award Agreement”) for grants of restricted stock units (“RSUs”) and a form of award agreement (the “PSU Award Agreement”) for grants of performance-based restricted stock units (“PSUs”), each under the Company’s 2020 Incentive Award Plan (the “2020 Plan”). Pursuant to the RSU Award Agreement, each RSU will entitle the recipient to one share of the Company’s common stock, subject to time-based vesting conditions that will be set forth in individual agreements. Pursuant to the PSU Award Agreement, each PSU will entitle the recipient to one share of the Company’s common stock, subject to performance-based vesting conditions that will be set forth in individual agreements.

Note 11     Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Basic net income per share:
Net income	$33,511	$36,506
Weighted-average common shares outstanding during the period	34,159,979	33,108,422
Basic net income per share	$0.98	$1.10

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Diluted net income per share:
Net income	$33,511	$36,506
Basic shares outstanding during the period	34,159,979	33,108,422
Plus: Common stock equivalents associated with stock option awards	3,797,706	905,058
Diluted shares outstanding	37,957,685	34,013,480
Diluted net income per share	$0.88	$1.07
The computation of diluted shares outstanding for the three months ended March 31, 2022 excluded 33,092 ESPP shares, as their effect would have been anti-dilutive. No outstanding stock options or stock warrants were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2022. The computation of diluted shares outstanding for the three months ended March 31, 2021 excluded 388,892 shares under outstanding stock options, 36,940 ESPP shares, and 10,458,655 shares under stock warrants, as their effect would have been anti-dilutive.

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 22.3% for the three months ended March 31, 2022, and 24.4% for the three months ended March 31, 2021. The Company's ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

As of March 31, 2022 and December 31, 2021, the Company had $20.7 million and $20.8 million, respectively, of unrecognized tax benefits, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of March 31, 2022 and December 31, 2021, the Company had $10.0 million and $9.6 million, respectively, recorded for interest in the consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $20.2 million within the next 12 months, affecting the Company’s effective tax rate if realized.

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

The IRS has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. The appeals conference for YP is scheduled for May 9-10, 2022. In advance of the IRS Appeals conference, the parties reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company was recently unsuccessful in its attempt to negotiate a settlement with IRS Administrative Appeals, and the IRS issued a 90-day notice to the Company. The Company filed a petition in the U.S. Tax Court to challenge the IRS denial.

As of March 31, 2022 and December 31, 2021, the Company has reserved approximately $32.3 million and $31.9 million, respectively, in connection with the 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. Pursuant to the YP Acquisition agreement, the Company is entitled to (i) a dollar-for-dollar indemnification for the research and development tax liability, and (ii) a dollar-for-dollar indemnification for the 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification asset, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability. The balance of the indemnification asset is $24.7 million and $24.3 million at March 31, 2022 and December 31, 2021, respectively.

Other

New York Sales, Excise, and Use Tax Audit

On August 19, 2020, the New York State Department of Taxation and Finance issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through May 31, 2020. The Company has reserved $3.3 million for the total combined exposure for the period, which is accrued on the Company's consolidated balance sheet as of March 31, 2022.

Ohio Use Tax Audit

In November 2021, the Company received a notice from the Ohio Department of Taxation Audit Division requesting to schedule an audit of the Ohio use tax records for the period of October 1, 2015 through September 30, 2021. The Company has reserved $1.3 million for this period, which is accrued on the Company’s consolidated balance sheets as of March 31, 2022.

Note 14     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the three months ended March 31, 2022 and 2021:

	Accumulated Foreign Currency Translation Adjustment
(in thousands)	2022	2021
Beginning balance at January 1	$(8,047)	$—
Foreign currency translation adjustment, net of tax expense of $1.1 million and $1.0 million, respectively	5,448	(2,967)
Ending balance at March 31	$(2,599)	$(2,967)

Note 15     Segment Information
The Company determined that the Company manages operations using three operating segments, which are also its reportable segments: (1) Marketing Services, (2) SaaS, and (3) Thryv International. As of January 1, 2022, the Company's Chief Executive Officer, who is also the chief operating decision maker (“CODM”), began including gross profit by segment in the Company's reporting to assess segment performance and allocate resources. As such, gross profit by segment has been added to the current and comparative prior period.
The Company does not allocate assets to its segments and the CODM does not evaluate performance or allocate resources based on segment asset data, and, therefore, such information is not presented.

The following tables summarize the operating results of the Company's reportable segments:

	Three Months Ended March 31, 2022
(in thousands)	Marketing Services	SaaS	Thryv International	Total
Revenue	$212,533	$47,343	$48,499	$308,375
Segment Gross profit	136,510	29,409	31,937	197,856
Segment Adjusted EBITDA	66,395	(4,364)	21,686	83,717

	Three Months Ended March 31, 2021
(in thousands)	Marketing Services	SaaS	Thryv International	Total
Revenue	$227,933	$37,251	$15,422	$280,606
Segment Gross profit	156,161	23,167	3,118	182,446
Segment Adjusted EBITDA	98,631	316	5,986	104,933

A reconciliation of the Company’s Income before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income before income tax expense	$43,132	$48,315
Interest expense	14,867	15,672
Depreciation and amortization	21,969	19,718
Other components of net periodic pension (benefit)	(70)	(453)
Loss on early extinguishment of debt	—	299
Restructuring and integration expenses	5,827	9,234
Transaction costs (1)	1,720	10,546
Stock-based compensation expense	1,928	1,971
(Gain) from remeasurement of indemnification asset	(400)	—
Other	(5,256)	(369)
Total Segment Adjusted EBITDA	$83,717	$104,933
(1)Consists of Vivial Acquisition, Thryv Australia Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of revenue based on services for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Marketing Services
Print	$97,906	$112,911
Digital	114,627	115,022
Total Marketing Services	212,533	227,933
SaaS	47,343	37,251
Thryv International
Print	21,500	5,713
Digital	26,164	9,709
SaaS	835	—
Total Thryv International	48,499	15,422
Total Revenue	$308,375	$280,606

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

Our Marketing Services segment provides both print and digital solutions and generated $212.5 million and $227.9 million of consolidated revenues for the three months ended March 31, 2022 and 2021, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“PYP” or “Print”), which carry the “The Real Yellow Pages” tagline, and other digital marketing services (“Digital”), which includes our proprietary Internet Yellow Pages (“IYP”), known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing (“SEM”) solutions and other digital media solutions, consisting of online display and social advertising, online presence, and video and search engine optimization (“SEO”) tools.

Our SaaS segment generated $47.3 million and $37.3 million of consolidated revenues for the three months ended March 31, 2022 and 2021, respectively. Our Thryv® Small Business Platform is a SaaS offering comprised of a multi-product, cloud-based business solution that enables small businesses to deliver an exceptional end-to-end client experience, while running an efficient and well-organized business. The Thryv® Small Business Platform enables customers to achieve faster and more sustainable growth. SMB’s have the ability to customize the platform experience to match their individual business objectives and goals. At its core, the Thryv® SaaS solution is a robust and customizable customer relationship management (“CRM”) tool. Supporting the entire CRM is a suite of robust functions including scheduling, document organization, social media management, online reputation tools, online presence tools, estimating, invoicing and payment solutions. Within the payment solution, Thryv® integrates with a variety of other popular name-brand payment providers in addition to its proprietary processor – ThryvPaySM. ThryvPaySM is uniquely integrated within the Thryv® Small Business Platform. It also includes an optional multi-location utility, Hub by ThryvSM, which enables multi-location businesses and emerging franchises the ability to centrally command and control many individual Thryv® Small Business Platform licenses from a single admin panel.

Our Thryv International segment is comprised of Thryv Australia Pty Ltd (formerly Sensis Pty Ltd) (“Thryv Australia”), which the Company acquired on March 1, 2021 (the “Thryv Australia Acquisition”). Thryv Australia is Australia’s leading provider of marketing solutions serving SMBs. The Thryv Australia Acquisition brings under the Thryv banner more than 100,000 existing Thryv Australia clients, many of which we believe are ideal candidates for the Thryv platform. Our Thryv International segment generated $48.5 million and $15.4 million of consolidated revenues for the three months ended March 31, 2022 and the one month ended March 31, 2021, respectively.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2022, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions. We have seen this trend accelerate following the outbreak of the COVID-19 pandemic.

On January 21, 2022 (the “Vivial Acquisition Date”), the Company acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $22.0 million in cash, subject to certain adjustments.

Recent Developments - COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, significantly disrupted the global economy, resulting in an adverse effect on the business operations of certain SMBs, especially during 2020 and to a lesser extent during 2021. However, many of our SMB clients operate service-based businesses that can easily operate remotely, or that have been designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the three months ended March 31, 2022 and 2021 was somewhat mitigated as many of our clients continued to operate.

In March 2020, we began offering certain pandemic credit incentives to select clients. These pandemic credit incentives resulted in a $2.2 million reduction in revenue for the three months ended March 31, 2021. Requests for incentives continued to decline in 2021 as clients resumed normal contractual terms and pricing. As of April 1, 2021, we virtually discontinued providing pandemic credits and accepting client requests to pause search campaigns due to the COVID-19 pandemic. Effective April 1, 2021, all client requests for adjustments are now handled as part of normal business operations consistent with historical practices.

During the three months ended March 31, 2022, we have continued to see trends similar to those experienced during the year ended December 31, 2021, including an increase in demand for our SaaS solutions and a continuing decline in our Marketing Services business. The challenges we will face in the future related to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus, including existing and new variants, and regulatory and private sector response has on our current and prospective clients, including their ability and willingness to purchase our solutions. To date, the COVID-19 pandemic has not had a material impact on our operational performance, financial performance, or liquidity. Looking ahead, we do not expect any material financial impact related to COVID-19, without a significant increase in cases resulting in another shut down of local businesses. However, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.

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
Ability to Grow Through Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States and Australian SMB markets and plan to leverage strategic acquisitions to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. In August 2020, we launched our first international SaaS reseller pilot, a joint initiative with the leading yellow pages player in the Caribbean, and we also signed a SaaS multi-location franchise client, a home services company with operations in the U.S. and Canada. On March 1, 2021, we completed the acquisition of Thryv Australia, Australia’s leading provider of marketing solutions serving SMBs. On January 21, 2022, we completed the acquisition of Vivial. We believe that acquisitions of marketing services companies will expand our client base and provide additional opportunities to offer our SaaS solutions. Our success largely depends on our ability to identify and execute acquisition opportunities and our ability to establish relationships with new SMBs.
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

	As of March 31,
(in thousands)	2022	2021
Clients (1)
Marketing Services (2)	419	447
SaaS (3)	47	44
Total (4)	439	464

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
Marketing Services clients decreased by 28 thousand as of March 31, 2022 as compared to March 31, 2021. The decrease in Marketing Services clients was related to a secular decline to matters that impact our performance in the print media industry. The decline in the digital portion of our Marketing Services business was due to significant competition in the consumer search and display spaces, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS clients increased by 3 thousand as of March 31, 2022 as compared to March 31, 2021. This was the result of an increase in new clients and decreasing churn, and is consistent with our continuing strategy to target higher spend, higher retention clients in lieu of lower-spend, higher churn clients.
Total clients decreased by 25 thousand as of March 31, 2022 as compared to March 31, 2021. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space.

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

	Three Months Ended March 31,
	2022	2021
ARPU (Monthly)
Marketing Services (1)	$184	$201
SaaS (1)	352	304
(1)Marketing Services and SaaS monthly ARPU includes our SaaS and Thryv International clients.
Monthly ARPU for the Marketing Services segment decreased by $17, or 8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in ARPU was related to reduced spend by clients on our print media offerings due to the secular decline of the industry caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.
Monthly ARPU for the SaaS segment increased by $48, or 16%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in ARPU was driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, the sale of add-on features to our Thryv platform such as Thryv Leads and Thryv Pay contributed to ARPU growth.
Monthly Active Users - SaaS
We define a monthly active user for SaaS offerings as a client with one or more users who log into our SaaS solutions at least once during the calendar month. Individuals who register for, and use, multiple accounts across computer and mobile devices may be counted more than once and, as a result, may overstate the number of unique users who actively use our Thryv platform within a month. Additionally, some of our original SaaS clients exclusively use the website features of their Thryv platform which does not require a login and those users are not included in our active users count. For each reporting period, active users from the last month in the period are reported. We believe that monthly active users best reflects our ability to engage, retain, and monetize our users, and thereby drive increases in revenue. We view monthly active users as a key measure of user engagement for our Thryv platform.

	As of March 31,
(in thousands)	2022	2021
Monthly Active Users - SaaS	36	31

Monthly active users increased by 5 thousand, or 16%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The number of monthly active users increased period-over-period as we undertook efforts such as enhancing the sales process, the client onboarding experience, and lifecycle management in order to increase engagement among our SaaS clients. The increase was also driven by the focus by our sales team on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients as SMBs increased virtual interactions with their customers in lieu of in-person interactions as a result of the COVID-19 pandemic.

Key Components of Our Results of Operations
Revenue
We generate revenue from our three business segments, Marketing Services, SaaS and Thryv International. Our primary sources of revenue in our Marketing Services and Thryv International segments are Print and Digital services. Our primary source of revenue in our SaaS segment is our Thryv platform.
Cost of Services
Cost of services consists of expenses related to delivering our solutions, such as publishing, printing, and distribution of our print directories and fulfillment of our digital and SaaS offerings, including traffic acquisition, managed hosting, and other third-party service providers. Additionally, Cost of services includes personnel-related expenses such as salaries, benefits, and stock-based compensation for our operations team, information technology expenses, non-capitalizable software and hardware purchases, and allocated overhead costs which includes depreciation of fixed assets, and amortization associated with capitalized software and intangible assets.

Operating Expenses

Sales and Marketing

Sales and marketing expense consists primarily of base salaries, stock-based compensation, sales commissions paid to our inside and outside sales force and other expenses incurred by personnel within the sales, marketing, sales training, and client care departments. Additionally, Sales and marketing expense includes advertising costs such as media, promotional material, branding, online advertising, information technology expenses and allocated overhead costs which includes depreciation of fixed assets, and amortization associated with capitalized software and intangible assets.

General and Administrative

General and administrative expense primarily consists of salaries, benefits and stock-based compensation incurred by corporate management and administrative functions such as information technology, finance and accounting, legal, internal audit, human resources, billing and receivables, and management personnel. In addition, general and administrative expense includes bad debt expense, non-recurring charges, and other corporate expenses such as professional fees, operating taxes, and insurance. General and administrative expense also includes allocated overhead costs which includes depreciation of fixed assets, and amortization associated with capitalized software and intangible assets.

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension benefit (cost), and other expense, which includes a loss on early extinguishment of debt, and foreign currency-related expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended March 31,
	2022 (1)		2021 (2)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$308,375	100%	$280,606	100%
Cost of services	110,519	35.8%	98,160	35.0%
Gross profit	197,856	64.2%	182,446	65.0%

Operating expenses:
Sales and marketing	93,955	30.5%	76,540	27.3%
General and administrative	52,194	16.9%	41,279	14.7%
Total operating expenses	146,149	47.4%	117,819	42.0%

Operating income	51,707	16.8%	64,627	23.0%

Other income (expense):
Interest expense	(14,867)	4.8%	(15,672)	5.6%
Other components of net periodic pension benefit	70	—%	453	0.2%
Other income (expense)	6,222	2.0%	(1,093)	0.4%
Income before income tax expense	43,132	14.0%	48,315	17.2%
Income tax expense	(9,621)	3.1%	(11,809)	4.2%
Net income	$33,511	10.9%	$36,506	13.0%
Other financial data:
Adjusted EBITDA(3)	$83,717	27.1%	$104,933	37.4%
Adjusted Gross Profit(4)	$207,748		$193,771
Adjusted Gross Margin(5)	67.4%		69.1%

(1)    Consolidated results of operations includes Vivial's results of operations subsequent to the January 21, 2022 acquisition date.
(2)    Consolidated results of operations includes Thryv Australia's results of operations subsequent to the March 1, 2021 acquisition date.
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
(5)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Three Months Ended March 31,		Change
	2022 (1)	2021 (2)	Amount	%
(in thousands of $)	(unaudited)
Marketing Services	$212,533	$227,933	$(15,400)	(6.8)%
SaaS	47,343	37,251	10,092	27.1%
Thryv International	48,499	15,422	33,077	214.5%
Total revenue	$308,375	$280,606	$27,769	9.9%
(1)    Marketing Services includes Vivial revenue subsequent to the January 21, 2022 acquisition date.
(2)    Thryv International includes Thryv Australia revenue subsequent to the March 1, 2021 acquisition date.
Total revenue increased by $27.8 million, or 9.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in total revenue was driven by an increase in SaaS revenue of $10.1 million, and Thryv International revenue of $33.1 million, partially offset by a decrease in Marketing Services revenue of $15.4 million.
Marketing Services Revenue
Marketing Services revenue decreased by $15.4 million, or 6.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Print revenue decreased by $15.0 million, or 13.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by the secular decline in industry demand for Print services that resulted in a 24% decline in revenue compared to the three months ended March 31, 2021, partially offset by publication timing differences caused by our Print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, with a typical lifecycle of 15 months. The titles published during the three months ended March 31, 2022 are therefore different than the titles published during the three months ended March 31, 2021 and represented more revenue than the titles published during the three months ended March 31, 2021. This decrease was further offset by an increase in print revenue as a result of the Vivial Acquisition.
Digital revenue decreased by $0.4 million, or 0.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. This decrease was partially offset by an increase in digital revenue as a result of the Vivial Acquisition.
SaaS Revenue

SaaS revenue increased by $10.1 million, or 27.1%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher spend and higher engaged clients. This increase was partially offset by a decline in our lower-spend and less-engaged legacy SaaS clients that tend to have a higher churn rate.

Thryv International Revenue
Thryv International revenue was $48.5 million and $15.4 million for the three months ended March 31, 2022 and the one month ended March 31, 2021, respectively. As the Thryv Australia Acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the two months ended February 28, 2021. Thryv International revenue included print revenue of $21.5 million, digital revenue of $26.2 million and SaaS revenue of $0.8 million for the three months ended March 31, 2022.

Cost of Services
Cost of services increased by $12.4 million, or 12.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to $17.4 million of additional Cost of services that were included in the three months ended March 31, 2022 as a result of the acquisitions of Thryv Australia and Vivial. The increase was partially offset by strategic cost-saving initiatives. Specifically, we reduced employee-related costs by $2.0 million and printing, distribution and digital and fulfillment support costs by $1.4 million.
Gross Profit

Gross profit increased by $15.4 million, or 8.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in Gross profit was primarily due to the results of Thryv Australia, which was acquired on March 1, 2021, decreases in employee-related costs, printing, distribution, and digital and fulfillment support costs and growth in our SaaS segment, partially offset by the decline in Marketing Services revenue. Our gross margin decreased by 80 basis points to 64.2% for the three months ended March 31, 2022 compared to 65.0% for the three months ended March 31, 2021.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $17.4 million, or 22.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to $16.0 million of additional Sales and marketing expenses that were included in the three months ended March 31, 2022 as a result of the acquisitions of Thryv Australia and Vivial and an increase in advertising and sales promotion expense of $3.8 million, primarily driven by costs incurred to promote the Thryv platform.

General and Administrative

General and administrative expense increased by $10.9 million, or 26.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily attributable to $13.5 million of additional General and administrative expenses that were included in the three months ended March 31, 2022 as a result of the acquisitions of Thryv Australia and Vivial and an increase in employee-related costs of $6.4 million. This increase was partially offset by a $8.8 million decrease in transaction costs related to the Thryv International Acquisition, which occurred in the first quarter of 2021.

Interest Expense
Interest expense decreased by $0.8 million, or 5.1%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 driven primarily by lower outstanding debt balances, resulting from payments made on long-term debt.

Other Components of Net Periodic Pension Benefit (Cost)
Other components of net periodic pension benefit decreased by $0.4 million, from a benefit of $0.5 million during the three months ended March 31, 2021, to a benefit of $0.1 million during the three months ended March 31, 2022. This decrease was primarily due to higher interest expense of $0.8 million, and a remeasurement gain of $0.2 million recognized during the three months ended March 31, 2021, while no remeasurement gain was recognized during the three months ended March 31, 2022, partially offset by a higher expected return on assets of $0.6 million.

Other Expense

During the three months ended March 31, 2022, the Company incurred other income, net of $6.2 million, which primarily represents the $7.3 million bargain purchase gain as a result of the Vivial Acquisition. During the three months ended March 31, 2021, the Company incurred other expense of $1.1 million, which included foreign currency related expense of $0.8 million and a loss on early extinguishment of debt of $0.3 million.

Income Tax Expense
Income tax expense decreased by $2.2 million, or 18.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The ETR was 22.3% and 24.4% for the three months ended March 31, 2022 and 2021, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

Adjusted EBITDA

Adjusted EBITDA decreased by $21.2 million, or 20.2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in Adjusted EBITDA was primarily driven by the secular decline in industry demand for Print services. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income plus Interest expense, Income tax expense, Depreciation and amortization expense, Loss on early extinguishment of debt, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense, and non-operating expenses, such as, Other components of net periodic pension (benefit) cost, Non-cash (gain) loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income (loss) as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of depreciation and amortization expense and stock-based compensation expense.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of Adjusted EBITDA
Net income	$33,511	$36,506
Interest expense	14,867	15,672
Income tax expense	9,621	11,809
Depreciation and amortization expense	21,969	19,718
Loss on early extinguishment of debt	—	299
Restructuring and integration expenses (1)	5,827	9,234
Transaction costs (2)	1,720	10,546
Stock-based compensation expense (3)	1,928	1,971
Other components of net periodic pension (benefit) cost (4)	(70)	(453)
Non-cash (gain) from remeasurement of indemnification asset (5)	(400)	—
Other (6)	(5,256)	(369)
Adjusted EBITDA	$83,717	$104,933
(1)For the three months ended March 31, 2022 and 2021, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation.
(2)Expenses related to the Vivial Acquisition, Thryv Australia Acquisition and other transaction costs.
(3)The Company records stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 4, Fair Value Measurements, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(4)Other components of net periodic pension (benefit) cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of other components of net periodic pension (benefit) cost relates to the mark-to-market pension remeasurement.

(5)In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date.

(6)Other primarily includes expenses related to potential non-income based tax liabilities. Additionally, during the three months ended March 31, 2022, Other includes the bargain purchase gain as a result of the Vivial Acquisition and foreign exchange-related expense.

The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Three Months Ended March 31, 2022
(in thousands)	Marketing Services	SaaS	International	Consolidated
Reconciliation of Adjusted Gross Profit
Gross profit	$136,510	$29,409	$31,937	$197,856
Plus:
Depreciation and amortization expense	4,395	979	4,442	9,816
Stock-based compensation expense	61	15	—	76
Adjusted Gross Profit	$140,966	$30,403	$36,379	$207,748
Gross Margin	64.2%	62.1%	65.9%	64.2%
Adjusted Gross Margin	66.3%	64.2%	75.0%	67.4%

	Three Months Ended March 31, 2021
(in thousands)	Marketing Services	SaaS	International	Consolidated
Reconciliation of Adjusted Gross Profit
Gross profit	$156,161	$23,167	$3,118	$182,446
Plus:
Depreciation and amortization expense	4,619	755	5,870	11,244
Stock-based compensation expense	70	11	—	81
Adjusted Gross Profit	$160,850	$23,933	$8,988	$193,771
Gross Margin	68.5%	62.2%	20.2%	65.0%
Adjusted Gross Margin	70.6%	64.2%	58.3%	69.1%
Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv Inc., who in turn generates cash flow from its own operations and operations of its subsidiaries, and has cash and cash equivalents on hand, funds provided under the Term Loan and funds available under the ABL Facility. The agreements governing our debt may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

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

For a discussion on contingent obligations, see Note 13, Contingent Liabilities, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report.

Sources and Uses of Cash

The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,		$
	2022	2021	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$29,327	$14,204	$15,123
Investing activities	(26,002)	(177,858)	151,856
Financing activities	6,386	191,796	(185,410)
Effects of exchange rate changes on Cash and cash equivalents	541	(707)	1,248
Increase in Cash and cash equivalents	$10,252	$27,435	$(17,183)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $15.1 million, or 106.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in net cash provided by operating activities of $15.1 million was primary due to lower restructuring and integration and transaction cost payments of $9.6 million related to the Vivial Acquisition on January 1, 2022 compared to the Thryv Australia Acquisition on March 1, 2021. Additionally, the increase in net cash provided by operating activities was driven by lower interest payments of $5.3 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, partially offset by changes in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $151.9 million, or 85.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in net cash used in investing activities of $151.9 million was primarily due to the difference in the cash paid of $174.2 million in connection with the Thryv Australia Acquisition on March 1, 2021, compared to the cash paid of $22.0 million in connection with the Vivial Acquisition on January 21, 2022.

Cash Flows from Financing Activities

Net cash from financing activities decreased by $185.4 million, or 96.7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in net cash from financing activities of $185.4 million was primarily driven by net proceeds received from the Term Loan of $679.0 million, partially offset by cash used to repay the remaining outstanding principal balance of the Senior Term Loan of $449.6 million during the three months ended March 31, 2021, compared to payments made on the Term Loan of $17.5 million during the three months ended March 31, 2022. The decrease in net cash from financing activities was partially offset by an increase in proceeds from the ABL Facility of $52.4 million and lower payments of $6.2 million on the ABL Facility during the three months ended March 31, 2022.

Debt

Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”) and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company, as of March 1,

2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter. As of March 31, 2022, 13.9% of the Term Loan was held by related parties who are equity holders of the Company.
ABL Facility
On March 1, 2021, the Company entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 ABL Facility (the “ABL Facility”). The ABL Amendment was entered into in order to permit the Senior Term Loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of March 31, 2022. We had total recorded debt outstanding of $569.3 million (net of $18.2 million of unamortized original issue discount (“OID”) and debt issuance cost) at March 31, 2022, which was comprised of amounts outstanding under our Term Loan of $524.5 million and ABL Facility of $63.0 million.
As of March 31, 2022, we had borrowing capacity of $68.9 million under the ABL Facility.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2021 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”
Recent Accounting Pronouncements
For a description of accounting pronouncements recently adopted and issued, see “Part I, Item 1. Note 1, Description of Business and Summary of Significant Accounting Policies.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2022, we had total debt outstanding of $569.3 million (net of $18.2 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $524.5 million and ABL Facility of $63.0 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $5.9 million annually, based on the debt outstanding at March 31, 2022.

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

Item 4.    Controls and Procedures

Acquisition

We are in the process of integrating Vivial, a marketing and advertising company that we acquired on January 21, 2022. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022 excludes an assessment of the internal control over financial reporting related to the Vivial Acquisition. The Vivial Acquisition represented 3% of our consolidated total assets at March 31, 2022, and 8% of our consolidated revenue included in our consolidated financial statements for the three months ended March 31, 2022.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to our risk factors disclosed in our 2021 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Forms of Award Agreements

On May 3, 2022, the Compensation Committee of the Company’s Board of Directors approved a form of award agreement (the “RSU Award Agreement”) for grants of restricted stock units (“RSUs”) and a form of award agreement (the “PSU Award Agreement”) for grants of performance-based restricted stock units (“PSUs”), each under the Company’s 2020 Incentive Award Plan (the “2020 Plan”). Pursuant to the RSU Award Agreement, each RSU will entitle the recipient to one share of the Company’s common stock, subject to time-based vesting conditions that will be set forth in individual agreements. Pursuant to the PSU Award Agreement, each PSU will entitle the recipient to one share of the Company’s common stock, subject to performance-based vesting conditions that will be set forth in individual agreements.

The foregoing descriptions of the RSU Award Agreement and the PSU Award Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

RSU and PSU Awards

Also on May 3, 2022, the Compensation Committee of the Company’s Board of Directors approved grants of RSU and PSU awards under the 2020 Plan to the Company’s named executive officers, as set forth in the table below.

Name and Principal Position	Number of RSU Awards	Number of PSU Awards
Joseph A. Walsh, Chairman & CEO	40,245	74,742
Paul D. Rouse, Chief Financial Officer, EVP & Treasurer	33,538	62,285
Gordon Henry, Chief Strategy Officer & EVP	23,476	43,600
James McCusker, Chief Revenue Officer & EVP	23,476	43,600
John Wholey, Chief Operations & Information Officer & EVP	23,476	43,600

The RSU and PSU awards were granted pursuant to award agreements that are materially consistent with the form of RSU Award Agreement and form of PSU Award Agreement, respectively. One-third of the RSUs will vest in January 2023 and, for the named executive officers other than the CEO, one-third will vest in January 2024 and the remaining one-third will vest in January 2025, subject to the recipient’s continued employment through such dates. The remaining two-thirds of the RSUs granted to the CEO will vest on a monthly basis following January 23, 2023, subject to his continued employment through each vesting date. The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period.

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

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
10.1+*	Form of Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan
10.2+*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith
+    Management contract of compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

May 5, 2022	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 5, 2022	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)