Form 10-Q
period 2022-06-30
Thryv Holdings, Inc.
filed 2022-08-04
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR

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
Yes ☐ No ☒

As of August 2, 2022, there were 34,437,980 shares of the registrant's common stock outstanding.

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
•rising inflation and our ability to control costs, including operating expenses;
•general macro-economic conditions, including a recession or an economic slowdown in the U.S. or internationally;
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$333,995	$291,047	$642,370	$571,653
Cost of services	106,013	112,607	216,532	210,767
Gross profit	227,982	178,440	425,838	360,886

Operating expenses:
Sales and marketing	91,813	87,394	185,768	163,934
General and administrative	52,650	33,100	104,844	74,379
Impairment charges	222	3,611	222	3,611
Total operating expenses	144,685	124,105	290,834	241,924

Operating income	83,297	54,335	135,004	118,962
Other income (expense):
Interest expense	(13,756)	(14,502)	(26,864)	(26,109)
Interest expense, related party	(896)	(4,668)	(2,655)	(8,733)
Other components of net periodic pension benefit	9,153	272	9,223	725
Other income (expense)	2,404	(2,966)	8,626	(4,059)
Income before income tax expense	80,202	32,471	123,334	80,786
Income tax expense	(22,200)	(8,112)	(31,821)	(19,921)
Net income	$58,002	$24,359	$91,513	$60,865
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,139)	(1,478)	(4,691)	(4,445)
Comprehensive income	$47,863	$22,881	$86,822	$56,420

Net income per common share:
Basic	$1.69	$0.72	$2.68	$1.82
Diluted	$1.61	$0.66	$2.47	$1.72

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	34,250,706	33,622,666	34,205,593	33,367,734
Diluted	36,137,989	36,687,030	37,048,087	35,352,445
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets
Cash and cash equivalents	$13,746	$11,262
Accounts receivable, net of allowance of $16,077 in 2022 and $17,387 in 2021	296,619	279,053
Contract assets, net of allowance of $50 in 2022 and $88 in 2021	3,554	5,259
Taxes receivable	14,821	14,711
Prepaid expenses	32,463	22,418
Indemnification asset	25,233	24,346
Other current assets	13,470	13,596
Total current assets	399,906	370,645
Fixed assets and capitalized software, net	45,078	50,938
Goodwill	668,821	671,886
Intangible assets, net	61,387	82,577
Deferred tax assets	118,639	90,565
Other assets	26,503	33,891
Total assets	$1,320,334	$1,300,502

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,254	$8,610
Accrued liabilities	143,559	131,813
Current portion of unrecognized tax benefits	30,658	29,771
Contract liabilities	24,041	51,726
Current portion of long-term debt	70,000	70,000
Other current liabilities	17,069	15,214
Total current liabilities	293,581	307,134
Term Loan, net	382,254	309,672
Term Loan, related party	30,348	142,875
ABL Facility	56,609	39,929
Pension obligations, net	115,655	140,167
Deferred tax liabilities	2,224	10,798
Other liabilities	28,049	35,212
Total long-term liabilities	615,139	678,653
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 61,121,058 shares issued and 34,435,516 shares outstanding at June 30, 2022; and 60,830,853 shares issued and 34,145,311 shares outstanding at December 31, 2021	611	608
Additional paid-in capital	1,094,362	1,084,288
Treasury stock - 26,685,542 shares at June 30, 2022 and December 31, 2021	(468,879)	(468,879)
Accumulated other comprehensive income (loss)	(12,738)	(8,047)
Accumulated deficit	(201,742)	(293,255)
Total stockholders' equity	411,614	314,715
Total liabilities and stockholders' equity	$1,320,334	$1,300,502
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended June 30, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of March 31, 2022	60,913,663	$609	$1,087,054	(26,685,542)	$(468,879)	$(2,599)	$(259,744)	$356,441
Exercise of stock options	207,395	2	3,498	—	—	—	—	3,500
Stock compensation expense	—	—	3,810	—	—	—	—	3,810
Cumulative translation adjustment	—	—	—	—	—	(10,139)	—	(10,139)
Net income	—	—	—	—	—	—	58,002	58,002
Balance as of June 30, 2022	61,121,058	$611	$1,094,362	(26,685,542)	$(468,879)	$(12,738)	$(201,742)	$411,614

Three Months Ended June 30, 2021
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of March 31, 2021	59,806,077	$598	$1,058,504	(26,678,410)	$(468,613)	$(2,967)	$(358,326)	$229,196
Exercise of stock options	23,731	—	2,024	—	—	—	—	2,024
Exercise of stock warrants	561,789	6	13,675	—	—	—	—	13,681
Stock compensation expense	—	—	1,921	—	—	—	—	1,921
Cumulative translation adjustment	—	—	—	—	—	(1,478)	—	(1,478)
Net income	—	—	—	—	—	—	24,359	24,359
Balance as of June 30, 2021	60,391,597	$604	$1,076,124	(26,678,410)	$(468,613)	$(4,445)	$(333,967)	$269,703

The accompanying notes are an integral part of the consolidated financial statements.

Six Months Ended June 30, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715
Exercise of stock options	290,205	3	4,336	—	—	—	—	4,339
Stock compensation expense	—	—	5,738	—	—	—	—	5,738
Cumulative translation adjustment	—	—	—	—	—	(4,691)	—	(4,691)
Net income	—	—	—	—	—	—	91,513	91,513
Balance as of June 30, 2022	61,121,058	$611	$1,094,362	(26,685,542)	$(468,879)	$(12,738)	$(201,742)	$411,614

Six Months Ended June 30, 2021
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$—	$(394,832)	$196,775
Exercise of stock options	239,275	2	(1,072)	—	—	—	—	(1,070)
Exercise of stock warrants	561,900	6	13,680	—	—	—	—	13,686
Stock compensation expense	—	—	3,892	—	—	—	—	3,892
Cumulative translation adjustment	—	—	—	—	—	(4,445)	—	(4,445)
Net income	—	—	—	—	—	—	60,865	60,865
Balance as of June 30, 2021	60,391,597	$604	$1,076,124	(26,678,410)	$(468,613)	$(4,445)	$(333,967)	$269,703

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income	$91,513	$60,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,561	49,626
Amortization of debt issuance costs	2,883	1,930
Deferred income taxes	(16,752)	(51,439)
Provision for credit losses and service credits	13,043	9,011
Stock-based compensation expense	5,738	3,892
Other components of net periodic pension (benefit)	(9,223)	(725)
Impairment charges	222	3,611
(Gain) loss on foreign currency exchange rates	(1,622)	640
Bargain purchase gain	(7,005)	—
Other	801	2,504
Changes in working capital items, excluding acquisitions:
Accounts receivable	(10,298)	70,491
Contract assets	1,793	2,402
Prepaid expenses and other assets	7,922	(7,567)
Accounts payable and accrued liabilities	(29,472)	(47,875)
Other liabilities	(35,201)	(15,564)
Net cash provided by operating activities	56,903	81,802

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(9,648)	(14,315)
Proceeds from the sale of fixed assets	—	63
Acquisition of a business, net of cash acquired	(22,777)	(174,190)
Net cash (used in) investing activities	(32,425)	(188,442)

Cash Flows from Financing Activities
Proceeds from Term Loan	—	418,070
Proceeds from Term Loan, related party	—	260,930
Payments of Term Loan	(36,828)	(62,089)
Payments of Term Loan, related party	(5,672)	(25,911)
Payments of Senior Term Loan	—	(335,821)
Payments of Senior Term Loan, related party	—	(113,789)
Proceeds from ABL Facility	488,547	545,809
Payments of ABL Facility	(471,866)	(567,025)
Proceeds from exercises of stock options and stock warrants	4,338	17,265
Other	—	(13,960)
Net cash (used in) provided by financing activities	(21,481)	123,479

Effect of exchange rate changes on cash and cash equivalents	(627)	(819)
Increase in cash and cash equivalents and restricted cash	2,370	16,020
Cash and cash equivalents and restricted cash, beginning of period	13,557	2,406
Cash and cash equivalents and restricted cash, end of period	$15,927	$18,426

Supplemental Information
Cash paid for interest	$24,915	$37,608
Cash paid for income taxes, net	$36,934	$38,411

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

On January, 21, 2022, Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company with operations in the United States. Additionally, on March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Thryv Australia”), a provider of marketing solutions serving SMBs in Australia.

During the second quarter of 2022, the Company reevaluated its segment reporting and determined that its Thryv International SaaS business should be reflected as a separate reportable segment. As such, beginning on April 1, 2022, the results of our international SaaS business are being presented separately from the results of our international marketing services business. Comparative prior periods have been recast to reflect the current presentation.

The Company reports its results based on four reportable segments (see Note 15, Segment Information):

•Thryv U.S. Marketing Services, which includes the Company's Print and Digital solutions business in the United States;
•Thryv U.S. SaaS, which includes the Company's flagship SMB end-to-end customer experience platform in the United States;
•Thryv International Marketing Services, which is comprised of Thryv's Print and Digital solutions business in Australia; and
•Thryv International SaaS, which includes the SaaS business management tools for SMBs in Australia.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2021.

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

Summary of Significant Accounting Policies

Except for the adoption of ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), as described below, there have been no changes to the Company’s significant accounting policies as of and for the three and six months ended June 30, 2022 as compared to the significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Restricted Cash

The following table presents a reconciliation of Cash and cash equivalents and Restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the six months ended June 30, 2022 and 2021:

(in thousands)	June 30, 2022	June 30, 2021	December 31, 2021
Cash and cash equivalents	$13,746	$15,785	$11,262
Restricted cash, included in Other current assets	2,181	2,641	2,295
Total Cash and cash equivalents and restricted cash	$15,927	$18,426	$13,557

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

Note 2      Acquisitions

Vivial Acquisition

On January 21, 2022 (the “Vivial Acquisition Date”), Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial, a marketing and advertising company, for $22.8 million in cash (net of $8.5 million of cash acquired), subject to certain adjustments (the “Vivial Acquisition”). The assets acquired as part of these transactions consisted primarily of $27.7 million in current assets and $9.8 million in fixed and intangible assets, consisting primarily of customer relationships and technology assets, $15.4 million in deferred tax assets, along with a $7.0 million bargain purchase gain. The Vivial Acquisition resulted in a bargain purchase gain in part because the seller was motivated to divest its marketing services business that was in secular decline. The Company also assumed liabilities of $25.2 million, consisting primarily of accounts payable and accrued liabilities. The assessment of fair value of assets acquired and liabilities assumed is preliminary and is based on information that was available to management at the time these consolidated financial statements were prepared. The finalization of the Company’s acquisition accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

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

The following table summarizes the assets acquired and liabilities assumed at the Vivial Acquisition Date:

(in thousands)
Current assets	$27,705
Fixed and intangible assets	9,759
Deferred tax assets	15,447
Other assets	2,087
Current liabilities	(23,570)
Other liabilities	(1,646)
Bargain purchase gain	(7,005)
Fair value allocated to net assets acquired, net of bargain purchase gain	$22,777

The deferred tax asset primarily relates to excess carryover tax basis over book basis in intangibles as a result of the assessment of the fair value of the assets and liabilities assumed using the acquisition method of accounting.

The Vivial Acquisition has contributed $53.0 million in revenue since the Vivial Acquisition Date.

As of June 30, 2022, the Company increased the purchase price by $0.8 million as a result of customary working capital adjustments and reclassified the presentation of certain assets and liabilities. The effect of these measurement period adjustments resulted in a $0.3 million decrease in the bargain purchase gain for the three months ended June 30, 2022.

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

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $64.4 million was primarily related to the benefits expected from the Thryv Australia Acquisition and was allocated to the Thryv International Marketing Services segment. The goodwill recognized is not deductible for income tax purposes.

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

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Thryv Australia Acquisition been completed as of January 1, 2020, nor is it meant to be indicative of future results of operations that the combined entity will achieve:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2021	2021
Revenue	$321,162	$639,914
Net income (loss)	45,816	98,231

Note 3      Revenue Recognition

The Company has determined that each of its Print and Digital marketing services and SaaS business management tools services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract. Control over the Company’s Print services transfers to the client upon delivery of the published directories containing their advertisements to the intended market(s). Therefore, revenue associated with Print services is recognized at a point in time upon delivery to the intended market(s). The Company bills customers for Print advertising services monthly over the relative contract term. The difference between the timing of recognition of Print advertising revenue and monthly billing generates the Company’s unbilled receivables balance. The unbilled receivables balance is reclassified as billed accounts receivable through the passage of time as the customers are invoiced each month. SaaS and Digital marketing services are recognized using the series guidance. Under the series guidance, the Company's obligation to provide services is the same for each day under the contract, and therefore represents a single performance obligation. Revenue associated with SaaS and Digital marketing services is recognized over time using an output method to measure the progress toward satisfying a performance obligation.

Disaggregation of Revenue

The Company presents disaggregated revenue based on the type of service within its segment footnote. During the first quarter of 2022, the Company adjusted the disaggregated service revenue methodology it uses to manage the business. The six months ended June 30, 2022 and 2021 reflect the current methodology. See Note 15, Segment Information.

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three and six months ended June 30, 2022, the Company recognized Revenue of $12.9 million and $25.9 million, respectively, that was recorded in Contract liabilities as of December 31, 2021. For the three and six months ended June 30, 2021, the Company recognized Revenue of $4.7 million and $9.5 million, respectively, that was recorded in Contract liabilities as of December 31, 2020.

Pandemic Credits

During the three and six months ended June 30, 2021, the Company recognized pandemic credits of $0.8 million and $3.0 million, respectively, provided to customers most impacted by COVID-19. The Company has reflected these price concessions as reduction to Revenue in the consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2022, the Company did not recognize any pandemic credits.

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

The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. Other than the value of the indemnification asset described below, during the three and six months ended June 30, 2022 and 2021, there were no transfers between levels in the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 13, Contingent Liabilities, as part of the YP Acquisition agreement, the Company is indemnified for an uncertain tax position for up to the fair value of 1,804,715 shares held in escrow, subject to certain contract limitations (the “indemnification asset”). Due to an increase in the Company’s common stock share price as of June 30, 2022, the number of shares expected to be returned to seller is 1,126,990, which represents the number of shares required to satisfy the uncertain tax position less $8.0 million.

As of June 30, 2022 and December 31, 2021, the fair value of the Company's Level 1 indemnification asset was $25.2 million and $24.3 million, respectively. A gain of $0.5 million and $0.9 million from the change in fair value of the Company’s Level 1 indemnification asset during the three and six months ended June 30, 2022, respectively, was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive income.

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

The Term Loan (as defined in Note 8, Debt Obligations) is carried at amortized cost; however, the Company estimates the fair value of the Term Loan for disclosure purposes. The fair value of the Term Loan is determined based on quoted prices that are observable in the marketplace and are classified as Level 2 measurements. See Note 8, Debt Obligations.
The following table sets forth the carrying amount and fair value of the Term Loan:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$482,602	$482,602	$522,547	$533,651

Note 5     Goodwill and Intangible Assets

Goodwill

The following tables set forth the changes in the carrying amount of goodwill for the Company for six months ended June 30, 2022 and the year ended December 31, 2021:

	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Balance as of December 31, 2020	$390,573	$218,884	$—	$—	$609,457
Thryv Australia Acquisition	—	—	64,392	—	64,392
Effects of foreign currency translation	—	—	(1,963)	—	(1,963)
Balance as of December 31, 2021	$390,573	$218,884	$62,429	$—	$671,886
Effects of foreign currency translation	—	—	(3,065)	—	(3,065)
Balance as of June 30, 2022	$390,573	$218,884	$59,364	$—	$668,821
Intangible Assets

The following tables set forth the details of the Company's intangible assets as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$797,484	$(758,636)	$38,848	2.5
Trademarks and domain names	223,517	(203,233)	20,284	1.5
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	4,455	(2,200)	2,255	2.2
Total intangible assets	$1,045,056	$(983,669)	$61,387	2.0

	As of December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$797,053	$(747,197)	$49,856	2.7
Trademarks and domain names	223,582	(193,772)	29,810	1.9
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	4,373	(1,462)	2,911	2.6
Total intangible assets	$1,044,608	$(962,031)	$82,577	2.4

Amortization expense for intangible assets for the three and six months ended June 30, 2022 was $11.8 million and $25.0 million, respectively. Amortization expense for the three and six months ended June 30, 2021 was $21.0 million and $30.9 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2022	$26,048
2023	23,313
2024	11,303
2025	723
Total	$61,387

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2022	2021
Balance as of January 1	$17,475	$33,368
Acquisitions	—	2,733
Additions (1)	7,880	292
Deductions (2)	(9,228)	(14,787)
Balance as of June 30 (3)	$16,127	$21,606

(1)    For the six months ended June 30, 2022 and 2021, represents provision for bad debt expense of $7.9 million and $0.3 million, respectively, which is included in General and administrative expense. For the three months ended June 30, 2022 and 2021, the Company recorded a provision for bad debt expense of $4.6 million and a benefit for bad debt expense of $1.7 million, respectively, which is included in General and administrative expense.

(2)    For the six months ended June 30, 2022 and 2021, represents amounts written off as uncollectible, net of recoveries.

(3)    As of June 30, 2022, $16.1 million of the allowance is attributable to Accounts receivable and $0.1 million is attributable to Contract assets. As of June 30, 2021, $21.4 million of the allowance is attributable to Accounts receivable and $0.2 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities:

(in thousands)	June 30, 2022	December 31, 2021
Accrued salaries and related expenses	$48,124	$58,440
Accrued severance	651	1,720
Accrued taxes	34,705	17,660
Accrued expenses	57,388	51,224
Accrued service credits	2,691	2,769
Accrued liabilities	$143,559	$131,813

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of June 30, 2022 and December 31, 2021:

(in thousands)	Maturity	Interest Rate		June 30, 2022	December 31, 2021
Term Loan	March 1, 2026	LIBOR +	8.5%	$499,500	$542,000
ABL Facility (Fifth Amendment)	March 1, 2026	3-month LIBOR +	3.0%	56,609	39,929
Unamortized original issue discount and debt issuance costs				(16,898)	(19,453)
Total debt obligations				$539,211	$562,476
Current portion of Term Loan				(70,000)	(70,000)
Total long-term debt obligations				$469,211	$492,476
Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company, as of March 1, 2021. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of June 30, 2022, 7.4% of the Term Loan was held by related parties who were equity holders of the Company, as of that date.

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

In accordance with the Term Loan and the Senior Term Loan, the Company recorded interest expense with related parties for the three months ended June 30, 2022 and 2021 of $0.9 million and $4.7 million, respectively, and for the six months ended June 30, 2022 and 2021 of $2.7 million and $8.7 million, respectively.

The Company has recorded accrued interest of $5.0 million and $3.4 million as of June 30, 2022 and December 31, 2021, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

Term Loan Covenants

The Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2022, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

As of June 30, 2022 and December 31, 2021, the Company had debt issuance costs with a remaining balance of $2.4 million and $2.7 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of June 30, 2022, the Company had borrowing capacity of $76.2 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of June 30, 2022, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

Note 9     Pensions

The Company maintains pension obligations associated with non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.

The Company immediately recognizes actuarial gains and losses in its operating results in the period in which the gains and losses occur. The Company estimates the interest cost component of net periodic pension cost by utilizing a full yield curve approach and applying the specific spot rates along the yield curve used in the determination of the benefit obligations of the relevant projected cash flows. This method provides a more precise measurement of interest costs by improving the correlation between projected cash flows to the corresponding spot yield curve rates.

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$3,418	$2,618	$6,836	$5,234
Expected return on assets	(3,489)	(2,890)	(6,977)	(5,780)
Settlement (gain)	(390)	—	(390)	(15)
Remeasurement (gain)	(8,692)	—	(8,692)	(164)
Net periodic pension (benefit)	$(9,153)	$(272)	$(9,223)	$(725)

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

During the three and six months ended June 30, 2022, the Company recognized a settlement gain of $0.4 million. In addition, during the three and six months ended June 30, 2022, as a result of an interim actuarial valuation due to the settlement of one of the Company's pension plans, the Company recognized a remeasurement gain of $8.7 million. During the six months ended June 30, 2021, the Company recognized a settlement gain of less than $0.1 million and a remeasurement gain of $0.2 million. During the three months ended June 30, 2021, the Company did not recognize a settlement gain or a remeasurement gain.

During the three and six months ended June 30, 2022, the Company made cash contributions of $7.5 million and $15.0 million, respectively, to the qualified plans and contributions and associated payments of $0.1 million and $0.3 million, respectively, to the non-qualified plans. During the three and six months ended June 30, 2021, the Company made cash contributions of $10.0 million and $15.0 million, respectively, to the qualified plans, and contributions and associated payments of $0.2 million and $0.9 million, respectively, to the non-qualified plans.

For the fiscal year 2022, the Company expects to contribute approximately $30.0 million to the qualified plans and approximately $0.6 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of services	$131	$83	$207	$164
Sales and marketing	1,833	794	2,602	1,626
General and administrative	1,846	1,044	2,929	2,102
Stock-based compensation expense	$3,810	$1,921	$5,738	$3,892

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options	$1,507	$1,557	$3,060	$3,241
ESPP	758	364	1,133	651
RSUs	792	—	792	—
PSUs	753	—	753	—
Stock-based compensation expense	$3,810	$1,921	$5,738	$3,892

Restricted Stock Units

On May 3, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a form of award agreement (the “RSU Award Agreement”) for grants of restricted stock units (“RSUs”) to the Company’s named executive officers under the Company’s 2020 Incentive Award Plan (the “2020 Plan”). Additionally, on June 17, 2022, the Compensation Committee approved a form of award agreement for grants of RSUs to the Company’s non-employee directors (the “Non-Employee Director RSU Award Agreement”) under the 2020 Plan. Pursuant to the RSU Award Agreement and the Non-Employee Director RSU Award Agreement, each RSU entitles the recipient to one share of the Company’s common stock, subject to time-based vesting conditions set forth in individual agreements.

The fair value of each RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which ranges between eight months and three years from the date of grant, subject to the continued employment of the employees and services of the non-employee board members.

As of June 30, 2022, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $12.8 million and is expected to be recognized over a weighted average period of 2.42 years.

As of June 30, 2022, there were 525,735 RSUs expected to vest with a weighted average grant-date fair value of $25.93 per unit.

Performance-Based Restricted Stock Units

On May 3, 2022, the Compensation Committee of the Company’s Board of Directors approved a form of award agreement (the “PSU Award Agreement”) for grants of performance-based restricted stock units (“PSUs”), under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to one share of the Company’s common stock, subject to performance-based vesting conditions set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period, relative to certain performance and market conditions. Grant date fair value of PSUs, that vest relative to a performance condition, is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant date fair value of PSUs, that vest relative to a market condition, is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years.

As of June 30, 2022, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $11.9 million and is expected to be recognized over a weighted average period of 2.51 years. As of June 30, 2022, there were 473,371 PSUs expected to vest with a weighted average grant-date fair value of $26.76 per unit.

Stock Options

During the six months ended June 30, 2022, the Company issued an aggregate of 134,719 shares of common stock to employees upon the exercise of options previously granted under the 2016 and 2020 Stock Incentive Plan(s) at exercise prices ranging from $3.68 to $13.82 per share.

During the six months ended June 30, 2021, the Company issued an aggregate of 239,275 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the six months ended June 30, 2022 and June 30, 2021, the Company issued 155,486 and 149,865 shares, respectively, through the Employee Stock Purchase Plan.

Stock Warrants

As of June 30, 2022 and December 31, 2021, the Company had 9,432,064 fully vested outstanding warrants. As of June 30, 2022 and December 31, 2021, the holders of such warrants were entitled to purchase, in the aggregate, up to 5,240,035 shares of common stock. Warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. These warrants expire on August 15, 2023.

No warrants were exercised during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, 1,011,224 and 1,011,424 warrants, respectively, were exercised.

Note 11     Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Basic net income per share:
Net income	$58,002	$24,359	$91,513	$60,865
Weighted-average common shares outstanding during the period	34,250,706	33,622,666	34,205,593	33,367,734
Basic net income per share	$1.69	$0.72	$2.68	$1.82

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Diluted net income per share:
Net income	$58,002	$24,359	$91,513	$60,865
Basic shares outstanding during the period	34,250,706	33,622,666	34,205,593	33,367,734
Plus: Common stock equivalents associated with stock option awards	1,887,283	3,064,364	2,842,494	1,984,711
Diluted shares outstanding	36,137,989	36,687,030	37,048,087	35,352,445
Diluted net income per share	$1.61	$0.66	$2.47	$1.72
The computation of diluted shares outstanding for the three months ended June 30, 2022 excluded 525,735 outstanding RSU's and 473,371 outstanding PSUs as their effect would have been anti-dilutive, while the computation of diluted shares outstanding for the six months ended June 30, 2022 excluded 262,868 outstanding RSUs, 236,686 outstanding PSUs, and 16,546 ESPP shares, as their effect would have been anti-dilutive. The computation of diluted shares outstanding for the three months ended June 30, 2021 did not exclude any shares whose effect would have been anti-dilutive, while the computation of diluted shares outstanding for the six months ended June 30, 2021 excluded 388,892 outstanding stock options, 36,940 ESPP shares, and 10,458,655 outstanding stock warrants, as their effect would have been anti-dilutive.

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 27.7% and 25.8% for the three and six months ended June 30, 2022, and 25.0% and 24.7% for the three and six months ended June 30, 2021. The Company's ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

As of June 30, 2022 and December 31, 2021, the Company had $20.7 million and $20.8 million, respectively, of unrecognized tax benefits, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of June 30, 2022 and December 31, 2021, the Company had $10.4 million and $9.6 million, respectively, recorded for interest on the consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $20.2 million within the next 12 months, affecting the Company’s effective tax rate if realized.

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

The IRS has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. The appeals conference for YP occurred on May 9, 2022 and the Appeals Officer intends to conduct settlement negotiations in late August of 2022. In advance of the IRS Appeals conference, the parties reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company was recently unsuccessful in its attempt to negotiate a settlement with IRS Administrative Appeals, and the IRS issued a 90-day notice to the Company. The Company filed a petition in the U.S. Tax Court to challenge the IRS denial.

As of June 30, 2022 and December 31, 2021, the Company has reserved approximately $32.8 million and $31.9 million, respectively, in connection with the 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. Pursuant to the YP Acquisition agreement, the Company is entitled to (i) a dollar-for-dollar indemnification for the research and development tax liability, and (ii) a dollar-for-dollar indemnification for the 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification asset, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability. The balance of the indemnification asset is $25.2 million and $24.3 million at June 30, 2022 and December 31, 2021, respectively.

Other

New York Sales, Excise, and Use Tax Audit

On August 19, 2020, the New York State Department of Taxation and Finance issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through May 31, 2020. The Company has reserved $3.2 million for the total combined exposure for the period, which is accrued on the Company's consolidated balance sheet as of June 30, 2022.

Ohio Use Tax Audit

In November 2021, the Company received a notice from the Ohio Department of Taxation Audit Division requesting to schedule an audit of the Ohio use tax records for the period of October 1, 2015 through September 30, 2021. The Company has reserved $1.3 million for this period, which is accrued on the Company’s consolidated balance sheets as of June 30, 2022.

Note 14     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the six months ended June 30, 2022 and 2021:

	Accumulated Foreign Currency Translation Adjustment
(in thousands)	2022	2021
Beginning balance at January 1,	$(8,047)	$—
Foreign currency translation adjustment, net of tax expense of $3.9 million and $1.5 million, respectively	(4,691)	(4,445)
Ending balance at June 30,	$(12,738)	$(4,445)

Note 15     Segment Information
During the second quarter of 2022, the Company revised its segment reporting, as discussed in Note 1. The Company determined that the Company manages its operations using four operating segments, which are also its reportable segments: (1) Thryv U.S. Marketing Services, (2) Thryv U.S. SaaS, (3) Thryv International Marketing Services, and (4) Thryv International SaaS. As of January 1, 2022, the Company's Chief Executive Officer, who is also the chief operating decision maker (“CODM”), began including gross profit by segment in the Company's reporting to assess segment performance and allocate resources. As such, gross profit by segment has been added to the current and comparative prior period.
The Company does not allocate assets to its segments and the CODM does not evaluate performance or allocate resources based on segment asset data, and, therefore, such information is not presented.

The following tables summarize the operating results of the Company's reportable segments:

	Three Months Ended June 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$222,570	$51,167	$59,218	$1,040	$333,995
Segment Gross Profit	151,774	32,092	43,627	489	227,982
Segment Adjusted EBITDA	83,674	197	34,545	(2,416)	116,000

	Three Months Ended June 30, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$202,795	$41,386	$46,857	$9	$291,047
Segment Gross Profit	136,831	25,314	16,290	5	178,440
Segment Adjusted EBITDA	82,684	(2,119)	16,183	5	96,753

	Six Months Ended June 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$435,103	$98,510	$106,882	$1,875	$642,370
Segment Gross Profit	288,284	61,501	75,343	710	425,838
Segment Adjusted EBITDA	150,069	(4,167)	58,642	(4,827)	199,717

	Six Months Ended June 30, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$430,728	$78,637	$62,279	$9	$571,653
Segment Gross Profit	292,992	48,481	19,408	5	360,886
Segment Adjusted EBITDA	181,315	(1,803)	22,169	5	201,686

A reconciliation of the Company’s Income before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income before income tax expense	$80,202	$32,471	$123,334	$80,786
Interest expense	14,652	19,170	29,519	34,842
Depreciation and amortization	20,592	29,908	42,561	49,626
Other components of net periodic pension (benefit)	(9,153)	(272)	(9,223)	(725)
Loss on termination of leaseback obligations	—	3,110	—	3,409
Impairment charges	222	3,611	222	3,611
Restructuring and integration expenses	4,822	3,489	10,649	12,723
Transaction costs (1)	1,616	5,440	3,336	15,986
Stock-based compensation expense	3,810	1,921	5,738	3,892
(Gain) from remeasurement of indemnification asset	(487)	(844)	(887)	(844)
Other	(276)	(1,251)	(5,532)	(1,620)
Total Segment Adjusted EBITDA	$116,000	$96,753	$199,717	$201,686

(1)Consists of Vivial Acquisition, Thryv Australia Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Thryv U.S.
Print	$104,264	$93,753	$202,170	$206,664
Digital	118,306	109,042	232,933	224,064
Total Marketing Services	222,570	202,795	435,103	430,728
SaaS	51,167	41,386	98,510	78,637
Total Thryv U.S.	$273,737	$244,181	$533,613	$509,365
Thryv International
Print	$34,907	$15,231	$56,407	$20,944
Digital	24,311	31,626	50,475	41,335
Total Marketing Services	59,218	46,857	106,882	62,279
SaaS	1,040	9	1,875	9
Total Thryv International	60,258	46,866	108,757	62,288
Total Revenue	$333,995	$291,047	$642,370	$571,653

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest domestic providers of SaaS end-to-end customer experience tools and digital marketing solutions to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. We serve more than 400,000 SMB clients globally through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS.

Our Thryv U.S. Marketing Services segment provides both print and digital solutions and generated $222.6 million and $202.8 million of consolidated revenues for the three months ended June 30, 2022 and 2021, respectively, and $435.1 million and $430.7 million of consolidated revenues for the six months ended June 30, 2022 and 2021, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“PYP” or “Print”), which carry the “The Real Yellow Pages” tagline, and other digital marketing services (“Digital”), which includes our proprietary Internet Yellow Pages (“IYP”), known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing (“SEM”) solutions and other digital media solutions, consisting of online display and social advertising, online presence, and video and search engine optimization (“SEO”) tools.

Our Thryv U.S. SaaS segment generated $51.2 million and $41.4 million of consolidated revenues for the three months ended June 30, 2022 and 2021, respectively, and $98.5 million and $78.6 million of consolidated revenues for the six months ended June 30, 2021 and 2021, respectively. Our Thryv Small Business Platform is a SaaS offering comprised of a multi-product, cloud-based business solution that enables small businesses to deliver an exceptional end-to-end client experience, while running an efficient and well-organized business. The Thryv Small Business Platform enables customers to achieve faster and more sustainable growth. SMB’s have the ability to customize the platform experience to match their individual business objectives and goals. At its core, the Thryv SaaS solution is a robust and customizable customer relationship management (“CRM”) tool. Supporting the entire CRM is a suite of robust functions including scheduling, document organization, social media management, online reputation tools, online presence tools, estimating, invoicing and payment solutions. Within the payment solution, Thryv integrates with a variety of other popular name-brand payment providers in addition to its proprietary processor – ThryvPay. ThryvPay is uniquely integrated within the Thryv Small Business Platform. It also includes an optional multi-location utility, Hub by Thryv, which enables multi-location businesses and emerging franchises the ability to centrally command and control many individual Thryv Small Business Platform licenses from a single admin panel.

Our Thryv International Marketing Services segment is comprised of Thryv Australia Pty Ltd (formerly Sensis Pty Ltd) (“Thryv Australia”), which the Company acquired on March 1, 2021 (the “Thryv Australia Acquisition”). Thryv Australia is Australia’s leading provider of marketing solutions serving SMBs. The Thryv Australia Acquisition brings under the Thryv banner more than 100,000 existing Thryv Australia clients, many of which we believe are ideal candidates for the Thryv platform. Our Thryv International Marketing Services segment generated $59.2 million and $46.9 million of consolidated revenues for the three months ended June 30, 2022 and 2021, respectively, and $106.9 million and $62.3 million of consolidated revenues for the six months ended June 30, 2022 and the four months ended June 30, 2021, respectively.

Our Thryv International SaaS segment generated $1.0 million and $0.01 million of consolidated revenues for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $0.01 million of consolidated revenues for the six months ended June 30, 2022 and the four months ended June 30, 2021, respectively.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2022, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions. We have seen this trend accelerate following the outbreak of the COVID-19 pandemic.

On January 21, 2022 (the “Vivial Acquisition Date”), Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $22.8 million in cash, subject to certain adjustments (the “Vivial Acquisition”).

The expanding global scope of our business and the heightened volatility of global markets, driven by factors, such as COVID-19 and inflation, expose us to the risk of rising interest rates, increased operating costs and fluctuations in foreign currency markets. Recently the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Australian Dollar. We also expect further interest rate changes in the future. To date, these factors have not had a material impact on our operational performance, financial performance, or liquidity. However, further changes in global economic conditions may adversely impact our revenue, profit margins, cash flow and liquidity. See ‘Impact of Covid’ and ‘Item 3. Quantitative and Qualitative Disclosures About Market Risk’ for a description of interest rate and foreign exchange currency risk.

Impact of COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, significantly disrupted the global economy, resulting in an adverse effect on the business operations of certain SMBs, especially during 2020 and to a lesser extent during 2021. However, many of our SMB clients operate service-based businesses that can easily operate remotely, or that have been designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the three and six months ended June 30, 2022 and 2021 was somewhat mitigated as many of our clients continued to operate.

In March 2020, we began offering certain pandemic credit incentives to select clients. These pandemic credit incentives resulted in a $0.8 million and $3.0 million reduction in revenue for the three and six months ended June 30, 2021, respectively. Requests for incentives continued to decline in 2021 as clients resumed normal contractual terms and pricing. As of April 1, 2021, we virtually discontinued providing pandemic credits and accepting client requests to pause search campaigns due to the COVID-19 pandemic. Effective April 1, 2021, all client requests for adjustments are now handled as part of normal business operations consistent with historical practices.

During the three and six months ended June 30, 2022, we have continued to see trends similar to those experienced during the year ended December 31, 2021, including an increase in demand for our SaaS solutions and a continuing decline in our Marketing Services business. The challenges we will face in the future related to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus, including existing and new variants, and regulatory and private sector response has on our current and prospective clients, including their ability and willingness to purchase our solutions. To date, the COVID-19 pandemic has not had a material impact on our operational performance, financial performance, or liquidity. Looking ahead, we do not expect any material financial impact related to COVID-19, without a significant increase in cases resulting in another shut down of local businesses. However, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.

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
Ability to Grow Through Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States and Australian SMB markets and plan to leverage strategic acquisitions to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. In August 2020, we launched our first international SaaS reseller pilot, a joint initiative with the leading yellow pages player in the Caribbean, and we also signed a SaaS multi-location franchise client, a home services company with operations in the U.S. and Canada. On March 1, 2021, we completed the Thryv Australia Acquisition. On January 21, 2022, we completed the Vivial Acquisition. We believe that acquisitions of marketing services companies will expand our client base and provide additional opportunities to offer our SaaS solutions. Our success largely depends on our ability to identify and execute acquisition opportunities and our ability to establish relationships with new SMBs.
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

	As of June 30,
(in thousands)	2022	2021
Clients (1)
Marketing Services (2)	395	422
SaaS (3)	50	45
Total (4)	417	440
(1)     Clients include total clients from all four of our business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS.
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
Marketing Services clients decreased by 27 thousand as of June 30, 2022 as compared to June 30, 2021. The decrease in Marketing Services clients was related to a secular decline in the print media industry. The decline in the Digital portion of our Marketing Services business was due to significant competition in the consumer search and display spaces, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.

SaaS clients increased by five thousand as of June 30, 2022 as compared to June 30, 2021. This was the result of an increase in new clients and decreasing churn, and is consistent with our continuing strategy to target higher spend, higher retention clients in lieu of lower-spend, higher churn clients.
Total clients decreased by 23 thousand as of June 30, 2022 as compared to June 30, 2021. The primary driver of the decrease in total clients was the secular decline in the Print media business combined with increasing competition in the Digital media space.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ARPU (Monthly)
Marketing Services (1)	$183	$187	$184	$194
SaaS (1)	358	323	355	314
(1)     Marketing Services and SaaS ARPU include combined results from both our U.S. and Thryv International Marketing Services and SaaS businesses, respectively.

Monthly Marketing Services ARPU decreased by $4, or 2.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and decreased by $10, or 5%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The overall trend has been a decrease in ARPU related to reduced spend by clients on our Print media offerings due to the secular decline of the industry caused by the continuing shift of advertising spend to less expensive Digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms. Periodic increases in quarterly ARPU are temporary and caused by timing of publishing our directories, which have variable lengths (usually 12 to 18 months).

Monthly SaaS ARPU increased by $35, or 10.8%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and increased by $41, or 13.1%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in ARPU was driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, the sale of add-on features to our Thryv platform such as Thryv Leads and Thryv Pay contributed to ARPU growth.
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

	As of June 30,
(in thousands)	2022	2021
Monthly Active Users - SaaS	38	30

Monthly active users increased by 8 thousand, or 27%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The number of monthly active users increased period-over-period as we undertook efforts such as enhancing the sales process, the client onboarding experience, and lifecycle management in order to increase engagement among our SaaS clients. The increase was also driven by the focus by our sales team on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients as SMBs increased virtual interactions with their customers in lieu of in-person interactions as a result of the COVID-19 pandemic.
Key Components of Our Results of Operations
Revenue
We generate Revenue from our four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS. Our primary sources of Revenue in our Thryv U.S. Marketing Services and Thryv International Marketing Services segments are Print and Digital services. Our primary source of Revenue in our Thryv U.S. SaaS and Thryv International SaaS segments is our Thryv platform.
Cost of Services
Cost of services consists of expenses related to delivering our solutions, such as publishing, printing, and distribution of our Print directories and fulfillment of our Digital and SaaS offerings, including traffic acquisition, managed hosting, and other third-party service providers. Additionally, Cost of services includes personnel-related expenses such as salaries, benefits, and stock-based compensation for our operations team, information technology expenses, non-capitalizable software and hardware purchases, and allocated overhead costs, which includes depreciation of fixed assets, and amortization associated with capitalized software and intangible assets.

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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension benefit, and other income (expense), which includes a bargain purchase gain as a result of the Vivial Acquisition, a (loss) resulting from the termination of leaseback obligations associated with land and a building in Tucker, Georgia, and foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended June 30,
	2022 (1)		2021 (2)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$333,995	100%	$291,047	100%
Cost of services	106,013	31.7%	112,607	38.7%
Gross profit	227,982	68.3%	178,440	61.3%

Operating expenses:
Sales and marketing	91,813	27.5%	87,394	30.0%
General and administrative	52,650	15.8%	33,100	11.4%
Impairment charges	222	0.1%	3,611	1.2%
Total operating expenses	144,685	43.3%	124,105	42.6%

Operating income	83,297	24.9%	54,335	18.7%

Other income (expense):
Interest expense	(14,652)	4.4%	(19,170)	6.6%
Other components of net periodic pension benefit	9,153	2.7%	272	0.1%
Other income (expense)	2,404	0.7%	(2,966)	1.0%
Income before income tax expense	80,202	24.0%	32,471	11.2%
Income tax expense	(22,200)	6.6%	(8,112)	2.8%
Net income	$58,002	17.4%	$24,359	8.4%
Other financial data:
Adjusted EBITDA(3)	$116,000	34.7%	$96,753	33.2%
Adjusted Gross Profit(4)	$237,250		$195,340
Adjusted Gross Margin(5)	71.0%		67.1%

(1)    Consolidated results of operations includes Vivial's results of operations subsequent to the Vivial Acquisition.
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
(5)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended June 30,		Change
	2022 (1)	2021 (2)	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$222,570	$202,795	$19,775	9.8%
SaaS	51,167	41,386	9,781	23.6%
Thryv International
Marketing Services	59,218	46,857	12,361	26.4%
SaaS	1,040	9	1,031	NM
Total Revenue	$333,995	$291,047	$42,948	14.8%
(1)    Thryv U.S. Marketing Services includes Vivial revenue subsequent to the Vivial Acquisition.
(2)    Thryv International includes Thryv Australia revenue subsequent to the Thryv Australia Acquisition.
Total Revenue increased by $42.9 million, or 14.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in total Revenue was driven by an increase in Thryv U.S. Marketing Services Revenue of $19.8 million, an increase in the Thryv U.S. SaaS Revenue of $9.8 million, and an increase in the Thryv International Marketing Services Revenue of $12.4 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue increased by $19.8 million, or 9.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Print revenue increased by $10.5 million, or 11.2%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by the Vivial Acquisition and the result of increasing the terms of our new Print publications from 15 months to 18 months. The increase was partially offset by the secular decline in industry demand for Print services that resulted in a 10% decline in revenue compared to the three months ended June 30, 2021, net of the impact of publication timing differences caused by our Print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, with a typical lifecycle of 15 months for books published during the three months ended June 30, 2021 and 18 months during the three months ended June 30, 2022. The titles published during the three months ended June 30, 2022 are therefore different, and have longer terms, than the titles published during the three months ended June 30, 2021 and represented more revenue than the titles published during the three months ended June 30, 2021.
Digital revenue increased by $9.3 million, or 8.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was partially driven by Digital revenue as a result of the Vivial Acquisition. The increase was partially offset by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.

SaaS Revenue
Thryv U.S. SaaS revenue increased by $9.8 million, or 23.6%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher spend and higher engaged clients. This increase was partially offset by a decline in our lower-spend and less-engaged legacy SaaS clients that tend to have a higher churn rate.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue increased by $12.4 million, or 26.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven primarily by an adjustment recognized upon the Thryv Australia Acquisition to reduce the deferred revenue balance assumed, which negatively impacted revenue recognized in the three months ended June 30, 2021 by $27.8 million. The increase in revenue was partially offset by lower Print revenue resulting from the secular decline in industry demand for Print services in Australia.
SaaS Revenue
Thryv International SaaS revenue increased $1.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.

Cost of Services

Cost of services decreased by $6.6 million, or 5.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily attributable to lower depreciation and amortization expense of $7.7 million, due to the accelerated amortization method used by the Company, along with lower expenses resulting from the impact of strategic cost-saving initiatives. These decreases were partially offset by additional Cost of services incurred in the three months ended June 30, 2022 as a result of the Vivial Acquisition.

Gross Profit

Gross profit increased by $49.5 million, or 27.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in Gross profit was primarily due to higher revenue recognized by Thryv Australia. The remaining increase was primarily driven by the impact of the Vivial Acquisition, the result of increasing the terms of our print publications from 15 months to 18 months in our Thryv US Marketing Services Segment and growth in our U.S. SaaS segment. Our gross margin increased by 700 basis points to 68.3% for the three months ended June 30, 2022 compared to 61.3% for the three months ended June 30, 2021.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $4.4 million, or 5.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to an increase in employee-related costs of $3.3 million, partially driven by the Vivial Acquisition and an increase in sales commissions of $3.2 million. These increases were partially offset by a decrease of $2.3 million in contract services, due to strategic cost-saving initiatives.

General and Administrative

General and administrative expense increased by $19.6 million, or 59.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily attributable to an increase in bad debt expense of $6.4 million and employee-related costs of $3.7 million, driven primarily by the Vivial Acquisition. General and administrative expenses also increased as a result of higher software development costs and other expenses related to the Vivial Acquisition. These increases were partially offset by a $4.2 million decrease in transaction costs related to the Thryv Australia Acquisition, which occurred in the first quarter of 2021.

Impairment Charges

Impairment charges decreased by $3.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Impairment charges of $0.2 million were incurred during the three months ended June 30, 2022, while $3.6 million of impairment charges were recognized during the three months ended June 30, 2021.

Other Income (Expense)

Interest Expense

Interest expense decreased by $4.5 million, or 23.6%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven primarily by lower outstanding debt balances resulting from payments made on long-term debt.

Other Components of Net Periodic Pension Benefit

Other components of net periodic pension benefit increased by $8.9 million for the three months ended June 30, 2022. This increase was primarily due to a remeasurement gain of $8.7 million, triggered by settlements occurring during the three months ended June 30, 2022, while no remeasurement gain was recognized during the three months ended June 30, 2021.

Other Income (Expense)

During the three months ended June 30, 2022, the Company recognized other income, net, of $2.4 million, which primarily represents foreign currency-related gains. During the three months ended June 30, 2021, the Company incurred other expense, net, of $3.0 million, which included a loss of $3.1 million on the termination of leaseback obligations associated with land and a building in Tucker, Georgia, and foreign currency related income of $0.1 million.

Income Tax Expense
Income tax expense increased by $14.1 million, or 173.7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The ETR was 27.7% and 25.0% for the three months ended June 30, 2022 and 2021, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

Adjusted EBITDA

Adjusted EBITDA increased by $19.2 million, or 19.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in Adjusted EBITDA was primarily driven by increased revenue in the Thryv International Marketing Services segment due to an adjustment recognized upon the Thryv Australia Acquisition to reduce the deferred revenue balance assumed, which negatively impacted revenue recognized in the three months ended June 30, 2021. The remaining increase was primarily driven by the impact of the Vivial Acquisition, the result of increasing the terms of our print publications from 15 months to 18 months in our Thryv US Marketing Services Segment and growth in our Thryv U.S. SaaS segment. These increases were partially offset by the secular decline in both our Thryv U.S. and International Marketing Services segments. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Six Months Ended June 30,
	2022 (1)		2021 (2)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$642,370	100%	$571,653	100%
Cost of services	216,532	33.7%	210,767	36.9%
Gross profit	425,838	66.3%	360,886	63.1%

Operating expenses:
Sales and marketing	185,768	28.9%	163,934	28.7%
General and administrative	104,844	16.3%	74,379	13.0%
Impairment charges	222	—%	3,611	0.6%
Total operating expenses	290,834	45.3%	241,924	42.3%

Operating income	135,004	21.0%	118,962	20.8%

Other income (expense):
Interest expense	(29,519)	4.6%	(34,842)	6.1%
Other components of net periodic pension benefit	9,223	1.4%	725	0.1%
Other income (expense)	8,626	1.3%	(4,059)	0.7%
Income before income tax expense	123,334	19.2%	80,786	14.1%
Income tax expense	(31,821)	5.0%	(19,921)	3.5%
Net income	$91,513	14.2%	$60,865	10.6%
Other financial data:
Adjusted EBITDA(3)	$199,717	31.1%	$201,686	35.3%
Adjusted Gross Profit(4)	$444,998		$389,111
Adjusted Gross Margin(5)	69.3%		68.1%

(1)    Consolidated results of operations includes Vivial's results of operations subsequent to the Vivial Acquisition.
(2)    Consolidated results of operations includes Thryv Australia's results of operations subsequent to the Thryv Australia Acquisition.
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
(5)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Six Months Ended June 30,		Change
	2022 (1)	2021 (2)	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$435,103	$430,728	$4,375	1.0%
SaaS	98,510	78,637	19,873	25.3%
Thryv International
Marketing Services	106,882	62,279	44,603	71.6%
SaaS	1,875	9	1,866	NM
Total Revenue	$642,370	$571,653	$70,717	12.4%
(1)    Thryv U.S. Marketing Services includes Vivial revenue subsequent to the Vivial Acquisition.
(2)    Thryv International includes Thryv Australia revenue subsequent to the Thryv Australia Acquisition.
Total Revenue increased by $70.7 million, or 12.4%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in total Revenue was driven by an increase in Thryv International Marketing Services Revenue of $44.6 million and Thryv U.S. SaaS Revenue of $19.9 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue increased by $4.4 million, or 1.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Print revenue decreased by $4.5 million, or 2.2%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily driven by the secular decline in industry demand for Print services that resulted in a 17% decline in revenue compared to the six months ended June 30, 2021, net of the impact of publication timing differences caused by our Print agreements having greater than 12 month terms and the extension of the terms of our Print agreements. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, with a typical lifecycle of 15 months during the six months ended June 30, 2021. The typical life cycle was extended to 18 months for new directories published during the three months ended June 30, 2022. The titles published during the six months ended June 30, 2022 are therefore different, and the terms are longer, than the titles published during the six months ended June 30, 2021 and represented more revenue than the titles published during the six months ended June 30, 2021. This decrease was further offset by an increase in Print revenue as a result of the Vivial Acquisition.
Digital revenue increased by $8.9 million, or 4.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by Digital revenue as a result of the Vivial Acquisition. This increase was partially offset by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS Revenue

Thryv U.S. SaaS revenue increased by $19.9 million, or 25.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher spend and higher engaged clients. This increase was partially offset by a decline in our lower-spend and less-engaged legacy SaaS clients that tend to have a higher churn rate.

Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue increased by $44.6 million, or 71.6%, for the six months ended June 30, 2022 compared to the four months ended June 30, 2021. As the Thryv Australia Acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the two months ended February 28, 2021. In addition, upon the Thryv Australia Acquisition, an adjustment was recognized to reduce the deferred revenue balance assumed, which negatively impacted revenue recognized in the four months ended June 30, 2021 by $37.9 million. These increases in revenue were partially offset by lower Print revenue resulting from the secular decline in industry demand for Print services in Australia.
SaaS Revenue
Thryv International SaaS increased $1.9 million for the six months ended June 30, 2022 compared the four months ended June 30, 2021. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.

Cost of Services
Cost of services increased by $5.8 million, or 2.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to $11.9 million of printing, distribution and digital and fulfillment support costs, primarily related to the Vivial Acquisition. Contract Services also increased $9.5 million, primarily related to the Vivial Acquisition and continued investments in the Thryv platform. The increase was partially offset by a $9.1 million decrease in depreciation and amortization expense, driven by the accelerated amortization method used by the Company.
Gross Profit

Gross profit increased by $65.0 million, or 18.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in Gross profit was primarily due to higher revenue from Thryv Australia and growth in our SaaS segments. Our gross margin increased by 320 basis points to 66.3% for the six months ended June 30, 2022 compared to 63.1% for the six months ended June 30, 2021.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $21.8 million, or 13.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to $9.1 million of additional employee-related costs primarily related to the acquisitions of Thryv Australia and Vivial, an increase in commission expenses of $9.4 million as a result of the Vivial Acquisition and higher Thryv platform sales, and an increase in advertising and sales promotion expenses of $5.4 million, primarily driven by costs incurred to promote the Thryv platform.

General and Administrative

General and administrative expense increased by $30.5 million, or 41.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily attributable to an increase in bad debt expense of $7.6 million, and higher employee-related costs, driven by the Vivial Acquisition of $12.7 million. General and administrative expenses also increased as a result of higher software development costs and other expenses related to the Vivial Acquisition. The increase was partially offset by a $12.7 million decrease in transaction costs related to the Thryv Australia Acquisition, which occurred in the first quarter of 2021.

Impairment Charges

Impairment charges decreased by $3.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Impairment charges of $0.2 million were incurred during the six months ended June 30, 2022, while $3.6 million of impairment charges were recognized during the six months ended June 30, 2021.

Other Income (Expense)

Interest Expense

Interest expense decreased by $5.3 million, or 15.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 driven primarily by lower outstanding debt balances resulting from payments made on long-term debt.

Other Components of Net Periodic Pension Benefit
Other components of net periodic pension benefit increased by $8.5 million for the six months ended June 30, 2022. The increase was primarily due to a remeasurement gain of $8.7 million recognized during the six months ended June 30, 2022, compared to a benefit of $0.2 million recognized during the six months ended June 30, 2021.

Other Income (Expense)
During the six months ended June 30, 2022, the Company incurred other income, net, of $8.6 million, which primarily represents the $7.0 million bargain purchase gain as a result of the Vivial Acquisition. During the six months ended June 30, 2021, the Company incurred other expense of $4.1 million, which included a loss of $3.1 million on the termination of leaseback obligations associated with land and a building in Tucker, Georgia.

Income Tax Expense
Income tax expense increased by $11.9 million, or 59.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The ETR was 25.8% and 24.7% for the six months ended June 30, 2022 and 2021, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

Adjusted EBITDA

Adjusted EBITDA decreased by $2.0 million, or 1.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in in Adjusted EBITDA was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. These decreases were partially offset by increased revenue in the Thryv International Marketing Services segment due to an adjustment recognized upon the Thryv Australia Acquisition to reduce the deferred revenue balance assumed, which negatively impacted revenue recognized in the six months ended June 30, 2021. These decreases were further offset by the impact of the Vivial Acquisition and the result of increasing the terms of our print publications from 15 months to 18 months in our Thryv U.S. Marketing Services Segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.
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
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA
Net income	$58,002	$24,359	$91,513	$60,865
Interest expense	14,652	19,170	29,519	34,842
Income tax expense	22,200	8,112	31,821	19,921
Depreciation and amortization expense	20,592	29,908	42,561	49,626
Loss on termination of leaseback obligations	—	3,110	—	3,409
Restructuring and integration expenses (1)	4,822	3,489	10,649	12,723
Transaction costs (2)	1,616	5,440	3,336	15,986
Stock-based compensation expense (3)	3,810	1,921	5,738	3,892
Other components of net periodic pension (benefit) cost (4)	(9,153)	(272)	(9,223)	(725)
Non-cash (gain) from remeasurement of indemnification asset (5)	(487)	(844)	(887)	(844)
Impairment charges	222	3,611	222	3,611
Other (6)	(276)	(1,251)	(5,532)	(1,620)
Adjusted EBITDA	$116,000	$96,753	$199,717	$201,686
(1)For the three and six months ended June 30, 2022 and 2021, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation.
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
(6)Other primarily includes expenses related to potential non-income-based tax liabilities and foreign exchange-related expense. Additionally, during the six months ended June 30, 2022, Other includes the bargain purchase gain as a result of the Vivial Acquisition.

The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Three Months Ended June 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$151,774	$32,092	$43,627	$489	$227,982
Plus:
Depreciation and amortization expense	4,393	1,012	3,666	66	9,137
Stock-based compensation expense	105	26	—	—	131
Adjusted Gross Profit	$156,272	$33,130	$47,293	$555	$237,250
Gross Margin	68.2%	62.7%	73.7%	47.0%	68.3%
Adjusted Gross Margin	70.2%	64.7%	79.9%	53.4%	71.0%

	Three Months Ended June 30, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$136,831	$25,314	$16,290	$5	$178,440
Plus:
Depreciation and amortization expense	4,424	901	11,489	3	16,817
Stock-based compensation expense	68	15	—	—	83
Adjusted Gross Profit	$141,323	$26,230	$27,779	$8	$195,340
Gross Margin	67.5%	61.2%	34.8%	55.6%	61.3%
Adjusted Gross Margin	69.7%	63.4%	59.3%	88.9%	67.1%

	Six Months Ended June 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$288,284	$61,501	$75,343	$710	$425,838
Plus:
Depreciation and amortization expense	8,788	1,991	8,032	142	18,953
Stock-based compensation expense	166	41	—	—	207
Adjusted Gross Profit	$297,238	$63,533	$83,375	$852	$444,998
Gross Margin	66.3%	62.4%	70.5%	37.9%	66.3%
Adjusted Gross Margin	68.3%	64.5%	78.0%	45.4%	69.3%

	Six Months Ended June 30, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$292,992	$48,481	$19,408	$5	$360,886
Plus:
Depreciation and amortization expense	9,043	1,656	17,359	3	28,061
Stock-based compensation expense	138	26	—	—	164
Adjusted Gross Profit	$302,173	$50,163	$36,767	$8	$389,111
Gross Margin	68.0%	61.7%	31.2%	55.6%	63.1%
Adjusted Gross Margin	70.2%	63.8%	59.0%	88.9%	68.1%
Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv Inc., who in turn generates cash flow from its own operations and operations of its subsidiaries, and has cash and cash equivalents on hand, funds provided under the Term Loan (as defined below) and funds available under the ABL Facility (as defined below). The agreements governing our debt may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

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
Sources and Uses of Cash

The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,		$
	2022	2021	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$56,903	$81,802	$(24,899)
Investing activities	(32,425)	(188,442)	156,017
Financing activities	(21,481)	123,479	(144,960)
Effects of exchange rate changes on Cash and cash equivalents	(627)	(819)	192
Increase in Cash and cash equivalents	$2,370	$16,020	$(13,650)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $24.9 million, or 30.4%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primary due to changes in working capital. This was partially offset by lower restructuring and integration and transaction cost payments of $14.7 million, related to the Vivial Acquisition on January 1, 2022 compared to the Thryv Australia Acquisition on March 1, 2021, and lower interest payments of $12.7 million compared to the six months ended June 30, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $156.0 million, or 82.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to the difference in the cash paid of $174.2 million in connection with the Thryv Australia Acquisition on March 1, 2021, compared to the cash paid of $22.8 million in connection with the Vivial Acquisition on January 21, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $145.0 million, or 117.4%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily driven by net proceeds received from the Term Loan of $679.0 million and cash used to repay the remaining outstanding principal balance of the Senior Term Loan of $449.6 million, used to finance the Thryv Australia Acquisition and refinance the Senior Term Loan, during the six months ended June 30, 2021. This was partially offset by payments made on the Term Loan of $42.5 million during the six months ended June 30, 2022, compared to payments made on the Term Loan of $88.0 million during the six months ended June 30, 2021. The decrease was further offset by an increase in net proceeds from the ABL Facility of $37.9 million, as a result of lower proceeds of $57.3 million and lower payments of $95.2 million on the ABL Facility during the six months ended June 30, 2022.

Debt

Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”) and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of March 1, 2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter. As of June 30, 2022, 7.4% of the Term Loan was held by related parties who were equity holders of the Company on that date.
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
•add the Australian subsidiaries acquired pursuant to the Thryv Australia Acquisition as borrowers and guarantors, and establish an Australian borrowing base; and
•make certain other conforming changes consistent with the Term Loan Facility.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of June 30, 2022. We had total recorded debt outstanding of $539.2 million (net of $16.9 million of unamortized original issue discount (“OID”) and debt issuance cost) at June 30, 2022, which was comprised of amounts outstanding under our Term Loan of $499.5 million and ABL Facility of $56.6 million.
As of June 30, 2022, we had borrowing capacity of $76.2 million under the ABL Facility.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2022, we had total debt outstanding of $539.2 million (net of $16.9 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $499.5 million and ABL Facility of $56.6 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $5.6 million annually, based on the debt outstanding at June 30, 2022.

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

Item 4.    Controls and Procedures

Acquisition

We are in the process of integrating Vivial, a marketing and advertising company that we acquired on January 21, 2022. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022 excludes an assessment of the internal control over financial reporting related to the Vivial Acquisition. The Vivial Acquisition represented 9% and 8% of our consolidated revenue included in our consolidated financial statements for the three and six months ended June 30, 2022, respectively.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

On June 17, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a form of award agreement (the “RSU Award Agreement for Non-Employee Directors”) for grants of restricted stock units (“RSUs”) to non-employee directors under the Company’s 2020 Incentive Award Plan (the “2020 Plan”). Pursuant to the RSU Award Agreement for Non-Employee Directors, each RSU will entitle the recipient to one share of the Company’s common stock, subject to time-based vesting conditions that will be set forth in individual agreements.

The foregoing description of the RSU Award Agreement for Non-Employee Directors does not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On June 17, 2022, the Compensation Committee approved grants of RSU awards under the 2020 Plan to the Company’s non-employee directors, as set forth in the table below.

Name and Principal Position	Number of RSU Awards
Amer Akhter, Director	5,392
Bonnie Kintzer, Director	5,392
Ryan O'Hara, Director	5,392
John Slater, Lead Independent Director	5,392
Lauren Vaccarello, Director	5,392
Heather Zynczak, Director	5,392

The RSU awards were granted pursuant to award agreements that are materially consistent with the form of RSU Award Agreement for Non-Employee Directors. The RSUs will vest in June 2023, subject to the recipient’s continued service as a director through such dates.

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

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
10.1+*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Thryv Holdings, Inc. 2020 Incentive Award Plan
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith
+    Management contract of compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

August 4, 2022	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 4, 2022	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)