Form 10-Q
period 2022-09-30
Thryv Holdings, Inc.
filed 2022-11-03
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR

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
Yes ☐ No ☒

As of November 1, 2022, there were 34,475,189 shares of the registrant's common stock outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$280,650	$297,290	$923,020	$868,943
Cost of services	105,011	104,167	321,543	314,934
Gross profit	175,639	193,123	601,477	554,009

Operating expenses:
Sales and marketing	89,891	94,343	275,659	258,277
General and administrative	54,670	32,983	159,514	107,362
Impairment charges	—	—	222	3,611
Total operating expenses	144,561	127,326	435,395	369,250

Operating income	31,078	65,797	166,082	184,759
Other income (expense):
Interest expense	(13,720)	(12,050)	(40,584)	(38,159)
Interest expense, related party	(850)	(4,496)	(3,505)	(13,229)
Other components of net periodic pension (cost) benefit	(3,928)	273	5,295	998
Other income (expense)	6,941	(98)	15,567	(4,157)
Income before income tax expense	19,521	49,426	142,855	130,212
Income tax expense	(6,241)	(13,802)	(38,062)	(33,723)
Net income	$13,280	$35,624	$104,793	$96,489
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,920)	(4,100)	(12,611)	(8,545)
Comprehensive income	$5,360	$31,524	$92,182	$87,944

Net income per common share:
Basic	$0.39	$1.05	$3.06	$2.87
Diluted	$0.37	$0.95	$2.86	$2.67

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	34,269,274	34,013,897	34,289,333	33,585,488
Diluted	35,811,473	37,620,116	36,698,395	36,110,702
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets
Cash and cash equivalents	$14,312	$11,262
Accounts receivable, net of allowance of $13,142 in 2022 and $17,387 in 2021	290,103	279,053
Contract assets, net of allowance of $42 in 2022 and $88 in 2021	3,121	5,259
Taxes receivable	12,860	14,711
Prepaid expenses	28,253	22,418
Indemnification asset	25,818	24,346
Other current assets	12,626	13,596
Total current assets	387,093	370,645
Fixed assets and capitalized software, net	42,144	50,938
Goodwill	664,619	671,886
Intangible assets, net	45,330	82,577
Deferred tax assets	126,721	90,565
Other assets	23,974	33,891
Total assets	$1,289,881	$1,300,502

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$18,203	$8,610
Accrued liabilities	133,063	131,813
Current portion of unrecognized tax benefits	31,243	29,771
Contract liabilities	31,733	51,726
Current portion of long-term debt	70,000	70,000
Other current liabilities	11,644	15,214
Total current liabilities	295,886	307,134
Term Loan, net	349,044	309,672
Term Loan, related party	25,827	142,875
ABL Facility	58,856	39,929
Pension obligations, net	111,942	140,167
Deferred tax liabilities	832	10,798
Other liabilities	25,568	35,212
Total long-term liabilities	572,069	678,653
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 61,160,731 shares issued and 34,475,189 shares outstanding at September 30, 2022; and 60,830,853 shares issued and 34,145,311 shares outstanding at December 31, 2021	612	608
Additional paid-in capital	1,099,313	1,084,288
Treasury stock - 26,685,542 shares at September 30, 2022 and December 31, 2021	(468,879)	(468,879)
Accumulated other comprehensive income (loss)	(20,658)	(8,047)
Accumulated deficit	(188,462)	(293,255)
Total stockholders' equity	421,926	314,715
Total liabilities and stockholders' equity	$1,289,881	$1,300,502
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended September 30, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of June 30, 2022	61,121,058	$611	$1,094,362	(26,685,542)	$(468,879)	$(12,738)	$(201,742)	$411,614
Exercise of stock options	37,051	1	485	—	—	—	—	486
Exercise of stock warrants	2,622	—	64	—	—	—	—	64
Stock compensation expense	—	—	4,402	—	—	—	—	4,402
Cumulative translation adjustment	—	—	—	—	—	(7,920)	—	(7,920)
Net income	—	—	—	—	—	—	13,280	13,280
Balance as of September 30, 2022	61,160,731	$612	$1,099,313	(26,685,542)	$(468,879)	$(20,658)	$(188,462)	$421,926

Three Months Ended September 30, 2021
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of June 30, 2021	60,391,597	$604	$1,076,124	(26,678,410)	$(468,613)	$(4,445)	$(333,967)	$269,703
Exercise of stock options	243,615	2	667	—	—	—	—	669
Exercise of stock warrants	8,569	—	209	—	—	—	—	209
Stock compensation expense	—	—	2,340	—	—	—	—	2,340
Cumulative translation adjustment	—	—	—	—	—	(4,100)	—	(4,100)
Net income	—	—	—	—	—	—	35,624	35,624
Balance as of September 30, 2021	60,643,781	$606	$1,079,340	(26,678,410)	$(468,613)	$(8,545)	$(298,343)	$304,445

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Nine Months Ended September 30, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715
Exercise of stock options	327,256	4	4,821	—	—	—	—	4,825
Exercise of stock warrants	2,622	—	64	—	—	—	—	64
Stock compensation expense	—	—	10,140	—	—	—	—	10,140
Cumulative translation adjustment	—	—	—	—	—	(12,611)	—	(12,611)
Net income	—	—	—	—	—	—	104,793	104,793
Balance as of September 30, 2022	61,160,731	$612	$1,099,313	(26,685,542)	$(468,879)	$(20,658)	$(188,462)	$421,926

Nine Months Ended September 30, 2021
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$—	$(394,832)	$196,775
Exercise of stock options	482,890	4	(405)	—	—	—	—	(401)
Exercise of stock warrants	570,469	6	13,889	—	—	—	—	13,895
Stock compensation expense	—	—	6,232	—	—	—	—	6,232
Cumulative translation adjustment	—	—	—	—	—	(8,545)	—	(8,545)
Net income	—	—	—	—	—	—	96,489	96,489
Balance as of September 30, 2021	60,643,781	$606	$1,079,340	(26,678,410)	$(468,613)	$(8,545)	$(298,343)	$304,445

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income	$104,793	$96,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,954	80,675
Amortization of debt issuance costs	4,327	3,431
Deferred income taxes	(23,222)	(57,823)
Provision for credit losses and service credits	18,325	13,806
Stock-based compensation expense	10,140	6,232
Other components of net periodic pension (benefit)	(5,295)	(998)
Impairment charges	222	3,611
(Gain) loss on foreign currency exchange rates	(4,447)	748
Bargain purchase gain	(10,245)	—
Other	489	1,961
Changes in working capital items, excluding acquisitions:
Accounts receivable	(8,930)	48,791
Contract assets	2,226	3,837
Prepaid expenses and other assets	16,485	(3,184)
Accounts payable and accrued liabilities	(36,956)	(64,377)
Other liabilities	(29,645)	(11,660)
Net cash provided by operating activities	104,221	121,539

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(19,345)	(20,053)
Proceeds from the sale of fixed assets	—	63
Acquisition of a business, net of cash acquired	(22,793)	(175,370)
Net cash (used in) investing activities	(42,138)	(195,360)

Cash Flows from Financing Activities
Proceeds from Term Loan	—	418,070
Proceeds from Term Loan, related party	—	260,930
Payments of Term Loan	(73,164)	(86,199)
Payments of Term Loan, related party	(8,347)	(36,801)
Payments of Senior Term Loan	—	(335,821)
Payments of Senior Term Loan, related party	—	(113,789)
Proceeds from ABL Facility	746,689	793,604
Payments of ABL Facility	(727,762)	(816,661)
Proceeds from exercises of stock options and stock warrants	4,888	18,144
Other	—	(13,960)
Net cash (used in) provided by financing activities	(57,696)	87,517

Effect of exchange rate changes on cash and cash equivalents	(1,610)	(3,446)
Increase in cash and cash equivalents and restricted cash	2,777	10,250
Cash and cash equivalents and restricted cash, beginning of period	13,557	2,406
Cash and cash equivalents and restricted cash, end of period	$16,334	$12,656

Supplemental Information
Cash paid for interest	$42,435	$52,491
Cash paid for income taxes, net	$53,673	$58,491

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

On January 21, 2022, Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company with operations in the United States. Additionally, on March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Thryv Australia”), a provider of marketing solutions serving SMBs in Australia.

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

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The consolidated financial statements include the financial statements of Thryv Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2021.

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

Summary of Significant Accounting Policies

Except for the adoption of ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), as described below, there have been no changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2022 as compared to the significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Restricted Cash

The following table presents a reconciliation of Cash and cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021:

(in thousands)	September 30, 2022	September 30, 2021	December 31, 2021
Cash and cash equivalents	$14,312	$10,374	$11,262
Restricted cash, included in Other current assets	2,022	2,282	2,295
Total Cash and cash equivalents and restricted cash	$16,334	$12,656	$13,557

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

Transaction gains or losses in currencies other than the functional currency are included as a component of Other income (expense), in the Company's consolidated statements of operations and comprehensive income (loss).

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

Note 2      Acquisitions

Vivial Acquisition

On January 21, 2022 (the “Vivial Acquisition Date”), Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial, a marketing and advertising company, for $22.8 million in cash (net of $8.5 million of cash acquired), subject to certain adjustments (the “Vivial Acquisition”). The assets acquired as part of these transactions consisted primarily of $27.7 million in current assets and $9.8 million in fixed and intangible assets, consisting primarily of customer relationships and technology assets, $13.9 million in deferred tax assets, along with a $10.2 million bargain purchase gain. The Vivial Acquisition resulted in a bargain purchase gain in part because the seller was motivated to divest its marketing services business that was in secular decline. The Company also assumed liabilities of $20.4 million, consisting primarily of accounts payable and accrued liabilities. The assessment of fair value of assets acquired and liabilities assumed is preliminary and is based on information that was available to management at the time these consolidated financial statements were prepared. The finalization of the Company’s acquisition accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

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

The following table summarizes the assets acquired and liabilities assumed at the Vivial Acquisition Date:

(in thousands)
Current assets	$27,705
Fixed and intangible assets	9,759
Deferred tax assets	13,892
Other assets	2,103
Current liabilities	(18,775)
Other liabilities	(1,646)
Bargain purchase gain	(10,245)
Fair value allocated to net assets acquired, net of bargain purchase gain	$22,793

The deferred tax asset primarily relates to excess carryover tax basis over book basis in intangibles as a result of the assessment of the fair value of the assets and liabilities assumed using the acquisition method of accounting.

The Vivial Acquisition has contributed $72.8 million in revenue since the Vivial Acquisition Date.

As of September 30, 2022, the Company increased the purchase price by $0.8 million as a result of customary working capital adjustments, decreased the sales tax reserve by $3.2 million and reclassified the presentation of certain assets and liabilities. The effect of these measurement period adjustments resulted in a $2.9 million increase in the bargain purchase gain for the nine months ended September 30, 2022.

Thryv Australia Acquisition

On March 1, 2021 (the “Thryv Australia Acquisition Date”), Thryv Australia Holdings Pty Ltd (formerly Thryv Australia Pty Ltd) (“Buyer”), an Australian proprietary limited company and a direct wholly-owned subsidiary of Thryv International Holding LLC, a direct and wholly-owned subsidiary of the Company, acquired all of the issued and outstanding equity interests of (i) Sunshine NewCo Pty Ltd, an Australian proprietary limited company, and its subsidiaries, and (ii) Sensis Holding Limited, a private limited company incorporated under the laws of England and Wales, and its subsidiaries (collectively, the “Thryv Australia Acquisition”). The Thryv Australia Acquisition expanded the Company's market share with a broader geographical footprint. Additionally, the Thryv Australia Acquisition provided the Company with a significant increase in clients. Thryv Australia is a provider of marketing solutions serving SMBs in Australia. Control was obtained by means of acquiring all the voting interests.

In connection with the Thryv Australia Acquisition, the Company paid consideration of approximately $216.2 million in cash, subject to customary closing adjustments, financed by the Term Loan (as defined in Note 8, Debt Obligations) that was entered into on the Thryv Australia Acquisition Date. All acquisition-related costs, amounting to $8.7 million, were expensed as incurred by the Company and no portion of these costs are included in consideration transferred. These costs were presented within General and administrative expense in the Company's consolidated statement of operations and comprehensive income (loss). Additionally, as part of the effort to fund the Thryv Australia Acquisition, the Company incurred debt issuance costs of $4.2 million related to the Term Loan, of which $2.5 million was capitalized and is being amortized using the effective interest method. See Note 8, Debt Obligations.

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

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Thryv Australia Acquisition been completed as of January 1, 2020, nor is it meant to be indicative of future results of operations that the combined entity will achieve:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2021	2021
Revenue	$297,290	$937,204
Net income	37,440	135,671

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

Disaggregation of Revenue

The Company presents disaggregated revenue based on the type of service within its segment footnote. During the first quarter of 2022, the Company adjusted the disaggregated service revenue methodology it uses to manage the business. The nine months ended September 30, 2022 and 2021 reflect the current methodology. See Note 15, Segment Information.

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three and nine months ended September 30, 2022, the Company recognized Revenue of $12.9 million and $38.8 million, respectively, that was recorded in Contract liabilities as of December 31, 2021. For the three and nine months ended September 30, 2021, the Company recognized Revenue of $4.7 million and $14.2 million, respectively, that was recorded in Contract liabilities as of December 31, 2020.

Pandemic Credits

During the three and nine months ended September 30, 2021, the Company recognized pandemic credits of $0.2 million and $3.2 million, respectively, provided to customers most impacted by COVID-19. The Company reflected these price concessions as a reduction to Revenue in the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2022, the Company did not recognize any pandemic credits.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 13, Contingent Liabilities, as part of the YP Acquisition agreement, the Company is indemnified for an uncertain tax position for up to the fair value of 1,804,715 shares held in escrow, subject to certain contract limitations (the “indemnification asset”). Due to an increase in the Company’s common stock share price as of September 30, 2022, the number of shares expected to be returned to seller is 1,130,892, which represents the number of shares required to satisfy the uncertain tax position less $8.0 million.

As of September 30, 2022 and December 31, 2021, the fair value of the Company's Level 1 indemnification asset was $25.8 million and $24.3 million, respectively. A gain of $0.6 million and $1.5 million from the change in fair value of the Company’s Level 1 indemnification asset during the three and nine months ended September 30, 2022, respectively, was recorded in General and administrative expense on the Company's Consolidated Statements of Operations and Comprehensive Income.

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
The following table sets forth the carrying amount and fair value of the Term Loan:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$444,871	$443,759	$522,547	$533,651

Note 5     Goodwill and Intangible Assets

Goodwill

The following tables set forth the changes in the carrying amount of goodwill for the Company for nine months ended September 30, 2022 and the year ended December 31, 2021:

	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Balance as of December 31, 2020	$390,573	$218,884	$—	$—	$609,457
Thryv Australia Acquisition	—	—	64,392	—	64,392
Effects of foreign currency translation	—	—	(1,963)	—	(1,963)
Balance as of December 31, 2021	$390,573	$218,884	$62,429	$—	$671,886
Effects of foreign currency translation	—	—	(7,267)	—	(7,267)
Balance as of September 30, 2022	$390,573	$218,884	$55,162	$—	$664,619
Intangible Assets

The following tables set forth the details of the Company's intangible assets as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$790,947	$(761,033)	$29,914	2.0
Trademarks and domain names	221,919	(209,241)	12,678	1.4
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	5,240	(2,502)	2,738	2.2
Total intangible assets	$1,037,706	$(992,376)	$45,330	2.1

	As of December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$797,053	$(747,197)	$49,856	2.7
Trademarks and domain names	223,582	(193,772)	29,810	1.9
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	4,373	(1,462)	2,911	2.6
Total intangible assets	$1,044,608	$(962,031)	$82,577	2.4

Amortization expense for intangible assets for the three and nine months ended September 30, 2022 was $14.1 million and $39.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $21.3 million and $52.5 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2022	$12,324
2023	20,674
2024	11,452
2025	880
Total	$45,330

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2022	2021
Balance as of January 1	$17,475	$33,368
Acquisitions	—	2,733
Additions (1)	10,669	3,211
Deductions (2)	(14,960)	(19,833)
Balance as of September 30 (3)	$13,184	$19,479

(1)    For the nine months ended September 30, 2022 and 2021, represents provision for bad debt expense of $10.7 million and $3.2 million, respectively, which is included in General and administrative expense. For the three months ended September 30, 2022 and 2021, the Company recorded a provision for bad debt expense of $2.8 million and $2.9 million, respectively, which is included in General and administrative expense.

(2)    For the nine months ended September 30, 2022 and 2021, represents amounts written off as uncollectible, net of recoveries.

(3)    As of September 30, 2022, $13.1 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of September 30, 2021, $19.4 million of the allowance is attributable to Accounts receivable and $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities:

(in thousands)	September 30, 2022	December 31, 2021
Accrued salaries and related expenses	$57,988	$58,440
Accrued severance	300	1,720
Accrued taxes	18,586	17,660
Accrued expenses	53,484	51,224
Accrued service credits	2,705	2,769
Accrued liabilities	$133,063	$131,813

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of September 30, 2022 and December 31, 2021:

(in thousands)	Maturity	Interest Rate		September 30, 2022	December 31, 2021
Term Loan	March 1, 2026	LIBOR +	8.5%	$460,489	$542,000
ABL Facility (Fifth Amendment)	March 1, 2026	3-month LIBOR +	3.0%	58,856	39,929
Unamortized original issue discount and debt issuance costs				(15,618)	(19,453)
Total debt obligations				$503,727	$562,476
Current portion of Term Loan				(70,000)	(70,000)
Total long-term debt obligations				$433,727	$492,476
Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company, as of March 1, 2021. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of September 30, 2022, 6.9% of the Term Loan was held by related parties who were equity holders of the Company, as of that date.

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

Accordingly, total third-party fees paid were $4.2 million, of which $1.7 million was immediately charged to General and administrative expense on the Company's consolidated statement of operations and comprehensive income (loss). The remaining third-party fees of $2.5 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the loan, using the effective interest method. Additionally, there were unamortized debt issuance costs of $0.4 million on the existing Senior Term Loan, of which $0.3 million was written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive income (loss). The remaining unamortized debt issuance costs of $0.1 million were deferred as debt issuance costs and are being amortized to interest expense, over the term of the Term Loan, using the effective interest method. The Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

In accordance with the Term Loan and the Senior Term Loan, the Company recorded interest expense with related parties for the three months ended September 30, 2022 and 2021 of $0.9 million and $4.5 million, respectively, and for the nine months ended September 30, 2022 and 2021 of $3.5 million and $13.2 million, respectively.

The Company has recorded accrued interest of $0.8 million and $3.4 million as of September 30, 2022 and December 31, 2021, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

Term Loan Covenants

The Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2022, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

The Company accounted for this transaction as a modification of the ABL Facility. Accordingly, the existing unamortized debt issuance costs of $2.4 million, as well as additional third-party fees and lender fees of $0.9 million associated with the latest ABL Amendment, were deferred and are being amortized over the new term of the ABL Facility.

As of September 30, 2022 and December 31, 2021, the Company had debt issuance costs with a remaining balance of $2.2 million and $2.7 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of September 30, 2022, the Company had borrowing capacity of $72.3 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of September 30, 2022, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$3,624	$2,617	$10,460	$7,851
Expected return on assets	(3,224)	(2,890)	(10,201)	(8,670)
Settlement loss (gain)	62	—	(328)	(15)
Remeasurement loss (gain)	3,466	—	(5,226)	(164)
Net periodic pension cost (benefit)	$3,928	$(273)	$(5,295)	$(998)

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

During the three months ended September 30, 2022, the Company recognized a settlement loss of $0.1 million, and as a result of an interim actuarial valuation due to a settlement in one of the Company's pension plans, the Company recognized a remeasurement loss of $3.5 million. During the nine months ended September 30, 2022, the Company recognized a settlement gain of $0.3 million, and as a result of an interim actuarial valuation due to settlements in one of the Company's pension plans, the Company recognized a remeasurement gain of $5.2 million. During the nine months ended September 30, 2021, the Company recognized a settlement loss of less than $0.1 million and a remeasurement gain of $0.2 million. During the three months ended September 30, 2021, the Company did not recognize a settlement gain or a remeasurement gain.

During the three and nine months ended September 30, 2022, the Company made cash contributions of $7.5 million and $22.5 million, respectively, to the qualified plans and contributions and associated payments of $0.1 million and $0.4 million, respectively, to the non-qualified plans. During the three and nine months ended September 30, 2021, the Company made cash contributions of $5.0 million and $20.0 million, respectively, to the qualified plans, and contributions and associated payments of $0.2 million and $1.0 million, respectively, to the non-qualified plans.

For the fiscal year 2022, the Company expects to contribute approximately $30.0 million to the qualified plans and approximately $0.8 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of services	$107	$156	$314	$320
Sales and marketing	1,967	1,060	4,569	2,686
General and administrative	2,328	1,124	5,257	3,226
Stock-based compensation expense	$4,402	$2,340	$10,140	$6,232

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock options	$1,561	$1,572	$4,621	$4,813
ESPP	243	768	1,376	1,419
RSUs	1,404	—	2,196	—
PSUs	1,194	—	1,947	—
Stock-based compensation expense	$4,402	$2,340	$10,140	$6,232

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

As of September 30, 2022, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $11.4 million and is expected to be recognized over a weighted average period of 2.17 years. As of September 30, 2022, there were 525,735 RSUs expected to vest with a weighted average grant-date fair value of $25.93 per unit.

Performance-Based Restricted Stock Units

On May 3, 2022, the Compensation Committee approved a form of award agreement (the “PSU Award Agreement”) for grants of performance-based restricted stock units (“PSUs”), under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to one share of the Company’s common stock, subject to performance-based vesting conditions set forth in individual agreements.

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

As of September 30, 2022, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $10.7 million and is expected to be recognized over a weighted average period of 2.26 years. As of September 30, 2022, there were 473,371 PSUs expected to vest with a weighted average grant-date fair value of $26.76 per unit.

Stock Options

During the nine months ended September 30, 2022, the Company issued an aggregate of 170,006 shares of common stock to employees upon the exercise of options previously granted under the 2016 and 2020 Stock Incentive Plan(s) at exercise prices ranging from $3.68 to $13.82 per share.

During the nine months ended September 30, 2021, the Company issued an aggregate of 333,025 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the nine months ended September 30, 2022 and 2021, the Company issued 157,250 and 149,865 shares of common stock, respectively, through the Employee Stock Purchase Plan.

Stock Warrants

As of September 30, 2022 and December 31, 2021, the Company had 9,427,343 and 9,432,064 fully vested outstanding warrants, respectively. As of September 30, 2022 and December 31, 2021, the holders of such warrants were entitled to purchase, in the aggregate, up to 5,237,413 and 5,240,035 shares of common stock, respectively. Warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. These warrants expire on August 15, 2023.

During the three and nine months ended September 30, 2022, 4,721 warrants were exercised. During the three and nine months ended September 30, 2021, 15,425 and 1,026,649 warrants, respectively, were exercised.

Note 11     Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Basic net income per share:
Net income	$13,280	$35,624	$104,793	$96,489
Weighted-average common shares outstanding during the period	34,269,274	34,013,897	34,289,333	33,585,488
Basic net income per share	$0.39	$1.05	$3.06	$2.87

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Diluted net income per share:
Net income	$13,280	$35,624	$104,793	$96,489
Basic shares outstanding during the period	34,269,274	34,013,897	34,289,333	33,585,488
Plus: Common stock equivalents associated with stock-based compensation	1,542,199	3,606,219	2,409,062	2,525,214
Diluted shares outstanding	35,811,473	37,620,116	36,698,395	36,110,702
Diluted net income per share	$0.37	$0.95	$2.86	$2.67
The computation of diluted shares outstanding for the three months ended September 30, 2022 excluded 26,391 outstanding ESPP shares, 331,358 outstanding PSUs and 5,237,415 outstanding stock warrants, as their effect would have been anti-dilutive, while the computation of diluted shares outstanding for the nine months ended September 30, 2022 excluded 19,828 ESPP shares, 175,245 outstanding RSUs, 394,474 outstanding PSUs and 1,745,805 outstanding stock warrants, as their effect would have been anti-dilutive. During the three months ended September 30, 2021 there were no shares whose effect would have been anti-dilutive, while the computation of diluted shares outstanding for the nine months ended September 30, 2021 excluded 129,631 outstanding stock options, 20,201 ESPP shares, and 3,486,218 outstanding stock warrants, as their effect would have been anti-dilutive.

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 32.0% and 26.6% for the three and nine months ended September 30, 2022, and 27.9% and 25.9% for the three and nine months ended September 30, 2021. The Company's ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

As of September 30, 2022 and December 31, 2021, the Company had $20.7 million and $20.8 million, respectively, of unrecognized tax benefits, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of September 30, 2022 and December 31, 2021, the Company had $11.0 million and $9.6 million, respectively, recorded for interest on the consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $20.2 million within the next 12 months, affecting the Company’s effective tax rate if realized.

Note 13     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, losses are considered probable, but the Company is not able to make a reasonable estimate of the liability because of the uncertainties related to the outcome or the amount or range of potential loss. For these matters, disclosure is made when material, but no amount is reserved. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's consolidated statements of operations and comprehensive income, balance sheets or cash flows.

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

The IRS has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. The appeals conference for YP occurred on May 9, 2022. The Company is working with the Appeals Officer to schedule settlement negotiations. In advance of the IRS Appeals conference, the parties reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company was recently unsuccessful in its attempt to negotiate a settlement with IRS Administrative Appeals, and the IRS issued a 90-day notice to the Company. The Company filed a petition in the U.S. Tax Court to challenge the IRS denial.

As of September 30, 2022 and December 31, 2021, the Company has reserved approximately $33.3 million and $31.9 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. Pursuant to the YP Acquisition agreement, the Company is entitled to (i) a dollar-for-dollar indemnification for the research and development tax liability, and (ii) a dollar-for-dollar indemnification for the Section 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification asset, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability. The balance of the indemnification asset is $25.8 million and $24.3 million at September 30, 2022 and December 31, 2021, respectively.

Other

New York Sales, Excise, and Use Tax Audit

On August 19, 2020, the New York State Department of Taxation and Finance issued a notice to the Company assigning a routine audit of the Company's sales, excise, and use tax account for the audit period covering March 1, 2017 through August 31, 2022. On September 30, 2022, the Company received the final Statement of Proposed Audit Changed for Sales and Use Tax for $0.5 million, including interest. The Company reversed the $3.2 million reserve existing on the Company's consolidated balance sheet as of June 30, 2022.

Ohio Use Tax Audit

In November 2021, the Company received a notice from the Ohio Department of Taxation Audit Division requesting to schedule an audit of the Ohio use tax records for the period of October 1, 2015 through September 30, 2021. The Company has reserved $1.3 million for this period, which is accrued on the Company’s consolidated balance sheet as of September 30, 2022.

Note 14     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the nine months ended September 30, 2022 and 2021:

	Accumulated Foreign Currency Translation Adjustment
(in thousands)	2022	2021
Beginning balance at January 1,	$(8,047)	$—
Foreign currency translation adjustment, net of tax expense of $7.8 million and $2.9 million, respectively	(12,611)	(8,545)
Ending balance at September 30,	$(20,658)	$(8,545)

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

The following tables summarize the operating results of the Company's reportable segments:

	Three Months Ended September 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$197,174	$55,353	$26,833	$1,290	$280,650
Segment Gross Profit	126,846	33,827	14,351	615	175,639
Segment Adjusted EBITDA	61,802	398	5,807	(2,575)	65,432

	Three Months Ended September 30, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$213,210	$44,800	$39,149	$131	$297,290
Segment Gross Profit	149,252	27,753	16,347	(229)	193,123
Segment Adjusted EBITDA	96,231	(5,508)	14,013	(2,377)	102,359

	Nine Months Ended September 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$632,277	$153,863	$133,715	$3,165	$923,020
Segment Gross Profit	415,130	95,328	89,694	1,325	601,477
Segment Adjusted EBITDA	211,871	(3,769)	64,449	(7,402)	265,149

	Nine Months Ended September 30, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$643,938	$123,437	$101,428	$140	$868,943
Segment Gross Profit	442,244	76,234	35,755	(224)	554,009
Segment Adjusted EBITDA	277,546	(7,311)	36,182	(2,372)	304,045

A reconciliation of the Company’s Income before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income before income tax expense	$19,521	$49,426	$142,855	$130,212
Interest expense	14,570	16,546	44,089	51,388
Depreciation and amortization expense	23,393	31,049	65,954	80,675
Loss on termination of leaseback obligations	—	—	—	3,409
Restructuring and integration expenses	3,790	2,312	14,439	15,036
Transaction costs (1)	1,461	3,987	4,797	19,973
Stock-based compensation expense	4,402	2,340	10,140	6,232
Other components of net periodic pension cost (benefit)	3,928	(273)	(5,295)	(998)
Non-cash (gain) from remeasurement of indemnification asset	(585)	(404)	(1,472)	(1,248)
Impairment charges	—	—	222	3,611
Other	(5,048)	(2,624)	(10,580)	(4,245)
Total Segment Adjusted EBITDA	$65,432	$102,359	$265,149	$304,045

(1)Consists of Vivial Acquisition, Thryv Australia Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Thryv U.S.
Print	$93,436	$106,931	$295,606	$313,595
Digital	103,738	106,279	336,671	330,343
Total Marketing Services	197,174	213,210	632,277	643,938
SaaS	55,353	44,800	153,863	123,437
Total Thryv U.S.	$252,527	$258,010	$786,140	$767,375

Thryv International
Print	$4,739	$10,159	$61,146	$31,112
Digital	22,094	28,990	72,569	70,316
Total Marketing Services	26,833	39,149	133,715	101,428
SaaS	1,290	131	3,165	140
Total Thryv International	28,123	39,280	136,880	101,568
Total Revenue	$280,650	$297,290	$923,020	$868,943

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest domestic providers of SaaS end-to-end customer experience tools and digital marketing solutions to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. We serve approximately 400,000 SMB clients globally through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS.

Our Thryv U.S. Marketing Services segment provides both print and digital solutions and generated $197.2 million and $213.2 million of consolidated revenue for the three months ended September 30, 2022 and 2021, respectively, and $632.3 million and $643.9 million of consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“PYP” or “Print”), which carry the “The Real Yellow Pages” tagline, and other digital marketing services (“Digital”), which includes our proprietary Internet Yellow Pages (“IYP”), known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing (“SEM”) solutions and other digital media solutions, consisting of online display and social advertising, online presence, and video and search engine optimization (“SEO”) tools.

Our Thryv U.S. SaaS segment generated $55.4 million and $44.8 million of consolidated revenue for the three months ended September 30, 2022 and 2021, respectively, and $153.9 million and $123.4 million of consolidated revenue for the nine months ended September 30, 2021 and 2021, respectively. Our Thryv Small Business Platform is a SaaS offering comprised of a multi-product, cloud-based business solution that enables small businesses to deliver an exceptional end-to-end client experience, while running an efficient and well-organized business. The Thryv Small Business Platform enables customers to achieve faster and more sustainable growth. SMB’s have the ability to customize the platform experience to match their individual business objectives and goals. At its core, the Thryv SaaS solution is a robust and customizable customer relationship management (“CRM”) tool. Supporting the entire CRM is a suite of robust functions including scheduling, document organization, social media management, online reputation tools, online presence tools, estimating, invoicing and payment solutions. Within the payment solution, Thryv integrates with a variety of other popular name-brand payment providers in addition to its proprietary processor – ThryvPay®. ThryvPay is uniquely integrated within the Thryv Small Business Platform. It also includes an optional multi-location utility, Hub by Thryv®, which enables multi-location businesses and emerging franchises the ability to centrally command and control many individual Thryv Small Business Platform licenses from a single admin panel.

Our Thryv International Marketing Services segment is comprised of Thryv Australia Pty Ltd (formerly Sensis Pty Ltd) (“Thryv Australia”), which the Company acquired on March 1, 2021 (the “Thryv Australia Acquisition”). Thryv Australia is Australia’s leading provider of marketing solutions serving SMBs. The Thryv Australia Acquisition brought under the Thryv banner more than 100,000 existing Thryv Australia clients, many of which we believe are ideal candidates for the Thryv platform. Our Thryv International Marketing Services segment generated $26.8 million and $39.1 million of consolidated revenues for the three months ended September 30, 2022 and 2021, respectively, and $133.7 million and $101.4 million of consolidated revenues for the nine months ended September 30, 2022 and the seven months ended September 30, 2021, respectively.

Our Thryv International SaaS segment generated $1.3 million and $0.1 million of consolidated revenues for the three months ended September 30, 2022 and 2021, respectively, and $3.2 million and $0.1 million of consolidated revenues for the nine months ended September 30, 2022 and the seven months ended September 30, 2021, respectively.

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

The expanding global scope of our business and the heightened volatility of global markets, driven by factors, such as COVID-19 and inflation, expose us to the risk of rising interest rates, increased operating costs and fluctuations in foreign currency markets. Recently the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Australian Dollar. We also expect further interest rate changes in the future. To date, these factors have not had a material impact on our operating performance, financial performance, or liquidity. However, further changes in global economic conditions may adversely impact our revenue, profit margins, cash flow and liquidity. See “Impact of COVID-19” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a description of interest rate and foreign exchange currency risks.

Impact of COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, significantly disrupted the global economy, resulting in an adverse effect on the business operations of certain SMBs, especially during 2020 and to a lesser extent during 2021. However, many of our SMB clients operate service-based businesses that can easily operate remotely, or that have been designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the three and nine months ended September 30, 2022 and 2021 was somewhat mitigated as many of our clients continued to operate.

In March 2020, we began offering certain pandemic credit incentives to select clients. These pandemic credit incentives resulted in a $0.2 million and $3.2 million reduction in revenue for the three and nine months ended September 30, 2021, respectively. Requests for incentives continued to decline in 2021 as clients resumed normal contractual terms and pricing. As of April 1, 2021, we virtually discontinued providing pandemic credits and accepting client requests to pause search campaigns due to the COVID-19 pandemic. Effective April 1, 2021, all client requests for adjustments are now handled as part of normal business operations consistent with historical practices.

During the three and nine months ended September 30, 2022, we have continued to see trends similar to those experienced during the year ended December 31, 2021, including an increase in demand for our SaaS solutions and a continuing decline in our Marketing Services business. The challenges we will face in the future related to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus, including existing and new variants, and regulatory and private sector response has on our current and prospective clients, including their ability and willingness to purchase our solutions. To date, the COVID-19 pandemic has not had a material impact on our operating performance, financial performance, or liquidity. Looking ahead, we do not expect any material financial impact related to COVID-19, without a significant increase in cases resulting in another shut down of local businesses. However, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.

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

Our strategy is to expand the use of our solutions by introducing our SaaS solutions to new SMB clients, as well as our current U.S. and international Marketing Services clients. This strategy includes capitalizing on the increased needs of SMBs for solutions that facilitate a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital.
Investment in Growth
We intend to continue to invest in the growth of our Thryv U.S. and International SaaS segments. We have selectively utilized a portion of the cash generated from our Thryv U.S. and International Marketing Services segments to support initiatives in our evolving Thryv U.S. and International SaaS segments, which has represented an increasing percentage of consolidated revenue since launch. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also increase our operating expenses.
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

	As of September 30,
(in thousands)	2022	2021
Clients (1)
Marketing Services (2)	374	404
SaaS (3)	51	45
Total (4)	399	423
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
Marketing Services clients decreased by 30 thousand as of September 30, 2022 as compared to September 30, 2021. The decrease in Marketing Services clients was related to a secular decline in the print media industry. The decline in the Digital portion of our Marketing Services business was due to significant competition in the consumer search and display spaces, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS clients increased by 6 thousand as of September 30, 2022 as compared to September 30, 2021. This was the result of an increase in new clients and is consistent with our continuing strategy to target higher spend, higher retention clients in lieu of lower-spend, higher churn clients.
Total clients decreased by 24 thousand as of September 30, 2022 as compared to September 30, 2021. The primary driver of the decrease in total clients was the secular decline in the Print media business combined with increasing competition in the Digital media space.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ARPU (Monthly)
Marketing Services (1)	$175	$183	$181	$186
SaaS (1)	377	340	363	332
(1)     Marketing Services and SaaS ARPU include combined results from both our U.S. and Thryv International Marketing Services and SaaS businesses, respectively.

Monthly Marketing Services ARPU decreased by $8, or 4.4%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and decreased by $5, or 2.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The overall trend has been a decrease in Monthly Marketing Services ARPU related to reduced spend by clients on our Print media offerings due to the secular decline of the industry caused by the continuing shift of advertising spend to less expensive Digital media. This decrease in Monthly Marketing Services ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms. Periodic increases in quarterly Monthly Marketing Services ARPU are temporary and caused by timing of publishing our directories, which have variable lengths (usually 12 to 18 months).

Monthly SaaS ARPU increased by $37, or 10.9%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and increased by $31, or 9.3%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in Monthly SaaS ARPU was driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, the sale of add-on features to our Thryv platform such as Thryv Leads and Thryv Pay contributed to Monthly SaaS ARPU growth.
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

	As of September 30,
(in thousands)	2022	2021
Monthly Active Users - SaaS	37	31

Monthly active users increased by 6 thousand, or 19.4%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The number of monthly active users increased period-over-period as we undertook efforts such as enhancing the sales process, the client onboarding experience, and lifecycle management in order to increase engagement among our SaaS clients. The increase was also driven by the focus by our sales team on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients as SMBs increased virtual interactions with their customers in lieu of in-person interactions as a result of the COVID-19 pandemic.

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

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,
	2022 (1)		2021 (2)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$280,650	100%	$297,290	100%
Cost of services	105,011	37.4%	104,167	35.0%
Gross profit	175,639	62.6%	193,123	65.0%

Operating expenses:
Sales and marketing	89,891	32.0%	94,343	31.7%
General and administrative	54,670	19.5%	32,983	11.1%
Total operating expenses	144,561	51.5%	127,326	42.8%

Operating income	31,078	11.1%	65,797	22.1%

Other income (expense):
Interest expense	(14,570)	5.2%	(16,546)	5.6%
Other components of net periodic pension (cost) benefit	(3,928)	1.4%	273	0.1%
Other income (expense)	6,941	2.5%	(98)	—%
Income before income tax expense	19,521	7.0%	49,426	16.6%
Income tax expense	(6,241)	2.2%	(13,802)	4.6%
Net income	$13,280	4.7%	$35,624	12.0%
Other financial data:
Adjusted EBITDA(3)	$65,432	23.3%	$102,359	34.4%
Adjusted Gross Profit(4)	$185,560		$208,209
Adjusted Gross Margin(5)	66.1%		70.0%

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
(5)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended September 30,		Change
	2022 (1)	2021 (2)	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$197,174	$213,210	$(16,036)	(7.5)%
SaaS	55,353	44,800	10,553	23.6%
Thryv International
Marketing Services	26,833	39,149	(12,316)	(31.5)%
SaaS	1,290	131	1,159	NM
Total Revenue	$280,650	$297,290	$(16,640)	(5.6)%
(1)    Thryv U.S. Marketing Services includes Vivial revenue subsequent to the Vivial Acquisition.
(2)    Thryv International includes Thryv Australia revenue subsequent to the Thryv Australia Acquisition.
Total Revenue decreased by $16.6 million, or 5.6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in total Revenue was driven by a decrease in Thryv U.S. Marketing Services Revenue of $16.0 million and a decrease in Thryv International Marketing Services Revenue of $12.3 million, offset by an increase in Thryv U.S. SaaS Revenue of $10.6 million and an increase in Thryv International SaaS Revenue of $1.2 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue decreased by $16.0 million, or 7.5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Print revenue decreased by $13.5 million, or 12.6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily driven by the secular decline in industry demand for Print services that resulted in a 14% decline in revenue compared to the three months ended September 30, 2021, net of the impact of publication timing differences caused by our Print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, with a typical lifecycle of 15 months for books published during the three months ended September 30, 2021 and 18 months during the three months ended September 30, 2022. The titles published during the three months ended September 30, 2022 are therefore different, and have longer terms, than the titles published during the three months ended September 30, 2021 and represented more revenue than the titles published during the three months ended September 30, 2021. This decrease was also partially offset by Print revenue recognized as a result of the Vivial Acquisition in the first quarter of 2022.
Digital revenue decreased by $2.5 million, or 2.4%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. This decrease was partially offset by an increase in Digital revenue as a result of the Vivial Acquisition.

SaaS Revenue
Thryv U.S. SaaS revenue increased by $10.6 million, or 23.6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients. This increase was partially offset by a decline in our lower-spend and less-engaged legacy SaaS clients that tend to have a higher churn rate.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue decreased by $12.3 million, or 31.5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in revenue was driven by lower Print and digital revenue primarily resulting from the secular decline in industry demand for Print services in Australia and negative impact from changes in foreign currency rates.
SaaS Revenue
Thryv International SaaS revenue increased $1.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.

Cost of Services

Cost of services increased by $0.8 million, or 0.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to additional Cost of services incurred in the three months ended September 30, 2022 as a result of the Vivial Acquisition. These increases were partially offset by lower depreciation and amortization expense of $5.1 million, due to the accelerated amortization method used by the Company, along with lower expenses resulting from the impact of strategic cost-saving initiatives.

Gross Profit

Gross profit decreased by $17.5 million, or 9.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in Gross profit was primarily due to a decrease in revenue recognized. This was partially offset by the impact of the Vivial Acquisition, the result of increasing the terms of our Print publications from 15 months to 18 months in our Thryv U.S. Marketing Services segment and growth in our Thryv U.S. SaaS segment. Our gross margin decreased by 240 basis points to 62.6% for the three months ended September 30, 2022 compared to 65.0% for the three months ended September 30, 2021.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $4.5 million, or 4.7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily attributable to a decrease in sales promotion expenses of $7.4 million, primarily driven by a decrease in costs incurred to promote the Thryv platform, a decrease in depreciation and amortization expense of $3.5 million, due to the accelerated amortization method used by the Company, and a decrease of $2.2 million in contract services, due to strategic cost-saving initiatives. The decrease in Sales and marketing expense was partially offset by increases in employee-related costs of $5.0 million, partially driven by the Vivial Acquisition, and an increase in sales commissions of $3.1 million.

General and Administrative

General and administrative expense increased by $21.7 million, or 65.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily attributable to an increase in employee-related costs of $11.4 million, driven primarily by the Vivial Acquisition. General and administrative expenses also increased as a result of higher software development costs, legal expenses and other expenses related to the Vivial Acquisition. The increase in General and administrative expenses was partially offset by a $2.1 million decrease in transaction costs related to the Thryv Australia Acquisition, which occurred in the first quarter of 2021.

Other Income (Expense)

Interest Expense

Interest expense decreased by $2.0 million, or 11.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven primarily by lower outstanding debt balances resulting from payments made on long-term debt.

Other Components of Net Periodic Pension (Cost) Benefit

Other components of net periodic pension cost increased by $4.2 million for the three months ended September 30, 2022. This increase was primarily due to a remeasurement loss of $3.5 million, triggered by settlements occurring during the three months ended September 30, 2022, while no remeasurement loss was recognized during the three months ended September 30, 2021.

Other Income (Expense)

During the three months ended September 30, 2022, the Company recognized other income, net, of $6.9 million, which primarily represented a $3.2 million bargain purchase gain as a result of the Vivial Acquisition and foreign currency-related gains. During the three months ended September 30, 2021, the Company incurred other expense, net, of $0.1 million, which represented foreign currency-related expense.

Income Tax Expense
Income tax expense decreased by $7.6 million, or 54.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The ETR was 32.0% and 27.9% for the three months ended September 30, 2022 and 2021, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

Adjusted EBITDA

Adjusted EBITDA decreased by $36.9 million, or 36.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in Adjusted EBITDA was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. The decrease was partially offset by the impact of the Vivial Acquisition, the result of increasing the terms of our Print publications from 15 months to 18 months in our Thryv U.S. Marketing Services segment and growth in our Thryv U.S. SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Nine Months Ended September 30,
	2022 (1)		2021 (2)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$923,020	100%	$868,943	100%
Cost of services	321,543	34.8%	314,934	36.2%
Gross profit	601,477	65.2%	554,009	63.8%

Operating expenses:
Sales and marketing	275,659	29.9%	258,277	29.7%
General and administrative	159,514	17.3%	107,362	12.4%
Impairment charges	222	—%	3,611	0.4%
Total operating expenses	435,395	47.2%	369,250	42.5%

Operating income	166,082	18.0%	184,759	21.3%

Other income (expense):
Interest expense	(44,089)	4.8%	(51,388)	5.9%
Other components of net periodic pension benefit	5,295	0.6%	998	0.1%
Other income (expense)	15,567	1.7%	(4,157)	0.5%
Income before income tax expense	142,855	15.5%	130,212	15.0%
Income tax expense	(38,062)	4.1%	(33,723)	3.9%
Net income	$104,793	11.4%	$96,489	11.1%
Other financial data:
Adjusted EBITDA(3)	$265,149	28.7%	$304,045	35.0%
Adjusted Gross Profit(4)	$630,558		$597,320
Adjusted Gross Margin(5)	68.3%		68.7%

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
(5)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Nine Months Ended September 30,		Change
	2022 (1)	2021 (2)	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$632,277	$643,938	$(11,661)	(1.8)%
SaaS	153,863	123,437	30,426	24.6%
Thryv International
Marketing Services	133,715	101,428	32,287	31.8%
SaaS	3,165	140	3,025	NM
Total Revenue	$923,020	$868,943	$54,077	6.2%
(1)    Thryv U.S. Marketing Services includes Vivial revenue subsequent to the Vivial Acquisition.
(2)    Thryv International includes Thryv Australia revenue subsequent to the Thryv Australia Acquisition.
Total Revenue increased by $54.1 million, or 6.2%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in total Revenue was driven primarily by an increase in Thryv International Marketing Services Revenue of $32.3 million and Thryv U.S. SaaS Revenue of $30.4 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue decreased by $11.7 million, or 1.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Print revenue decreased by $18.0 million, or 5.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily driven by the secular decline in industry demand for Print services that resulted in a 15% decline in revenue compared to the nine months ended September 30, 2021, net of the impact of publication timing differences caused by our Print agreements having greater than 12 month terms and the extension of the terms of our Print agreements. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, with a typical lifecycle of 15 months during the nine months ended September 30, 2021. Starting in the three months ended June 30, 2022, the typical life cycle was extended to 18 months for new directories. The titles published during the nine months ended September 30, 2022 are therefore different, and the terms are longer, than the titles published during the nine months ended September 30, 2021 and represented more revenue than the titles published during the nine months ended September 30, 2021. This decrease was further offset by an increase in Print revenue as a result of the Vivial Acquisition.
Digital revenue increased by $6.3 million, or 1.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily driven by Digital revenue as a result of the Vivial Acquisition. This increase was partially offset by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS Revenue

Thryv U.S. SaaS revenue increased by $30.4 million, or 24.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.

This increase was partially offset by a decline in our lower-spend and less-engaged legacy SaaS clients that tend to have a higher churn rate.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue increased by $32.3 million, or 31.8%, for the nine months ended September 30, 2022 compared to the seven months ended September 30, 2021. As the Thryv Australia Acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the two months ended February 28, 2021. In addition, upon the Thryv Australia Acquisition, an adjustment was recognized to reduce the deferred revenue balance assumed, which negatively impacted revenue recognized in the seven months ended September 30, 2021 by $37.9 million. These increases in revenue were partially offset by lower Print revenue resulting from the secular decline in industry demand for Print services in Australia.
SaaS Revenue
Thryv International SaaS revenue increased $3.0 million for the nine months ended September 30, 2022 compared the seven months ended September 30, 2021. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.

Cost of Services
Cost of services increased by $6.6 million, or 2.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to $17.2 million of printing, distribution and digital and fulfillment support costs, primarily related to the Vivial Acquisition. Contract services also increased $13.6 million, primarily related to the Vivial Acquisition and continued investments in the Thryv platform. The increase was partially offset by a $14.2 million decrease in depreciation and amortization expense, driven by the accelerated amortization method used by the Company.
Gross Profit

Gross profit increased by $47.5 million, or 8.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in Gross profit was primarily due to higher revenue from Thryv Australia and growth in our SaaS segments. Our gross margin increased by 140 basis points to 65.2% for the nine months ended September 30, 2022 compared to 63.8% for the nine months ended September 30, 2021.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $17.4 million, or 6.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to $14.1 million of additional employee-related costs primarily related to the acquisitions of Thryv Australia and Vivial, and an increase in commission expenses of $12.5 million as a result of the Vivial Acquisition and higher Thryv platform sales. The increase was partially offset by a $5.3 million decrease in contract services, due to strategic cost-saving initiatives, and a $2.0 million decrease in advertising and sales promotion expenses.

General and Administrative

General and administrative expense increased by $52.2 million, or 48.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily attributable to an increase in employee-related costs, driven by the acquisitions of Thryv Australia and Vivial of $24.1 million and bad debt expense of $7.5 million. General and administrative expenses also increased $14.7 million as a result of higher software development costs and other expenses related to the Vivial Acquisition. In addition, General and administrative expenses increased by $4.3 million as a result of depreciation and amortization expense, driven by the accelerated amortization method used by the Company. The increase was partially offset by a $15.2 million decrease in transaction costs related to the Thryv Australia Acquisition, which occurred in the first quarter of 2021.

Impairment Charges

Impairment charges decreased by $3.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Impairment charges of $0.2 million were incurred during the nine months ended September 30, 2022, while $3.6 million of impairment charges were recognized during the nine months ended September 30, 2021 related to operating lease right-of-use asset impairments due to the Company's decision to operate in a "Remote First" working environment and consolidate operations at certain locations.

Other Income (Expense)

Interest Expense

Interest expense decreased by $7.3 million, or 14.2%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven primarily by lower outstanding debt balances resulting from payments made on long-term debt.

Other Components of Net Periodic Pension Benefit
Other components of net periodic pension benefit increased by $4.3 million for the nine months ended September 30, 2022. The increase was primarily due to a remeasurement gain of $5.2 million recognized during the nine months ended September 30, 2022, compared to a gain of $0.2 million recognized during the nine months ended September 30, 2021.

Other Income (Expense)
During the nine months ended September 30, 2022, the Company incurred other income, net, of $15.6 million, which primarily represents the $10.2 million bargain purchase gain as a result of the Vivial Acquisition and foreign currency-related gains. During the nine months ended September 30, 2021, the Company incurred other expense of $4.2 million, which included a loss of $3.1 million on the termination of leaseback obligations associated with land and a building in Tucker, Georgia and foreign currency-related losses.

Income Tax Expense
Income tax expense increased by $4.3 million, or 12.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The ETR was 26.6% and 25.9% for the nine months ended September 30, 2022 and 2021, respectively. The ETR differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions and permanent tax differences attributable to the net impact of non-U.S. taxing jurisdictions.

Adjusted EBITDA

Adjusted EBITDA decreased by $38.9 million, or 12.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in in Adjusted EBITDA was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. These decreases were partially offset by increased revenue in the Thryv International Marketing Services segment due to an adjustment recognized upon the Thryv Australia Acquisition to reduce the deferred revenue balance assumed, which negatively impacted revenue recognized in the nine months ended September 30, 2021. These decreases were further offset by the impact of the Vivial Acquisition and the result of increasing the terms of our print publications from 15 months to 18 months in our Thryv U.S. Marketing Services segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.
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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income plus Income tax expense, Interest expense Depreciation and amortization expense, Loss on termination of leaseback obligations, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense, and non-operating expenses, such as, Other components of net periodic pension cost (benefit), Non-cash (gain) from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and stock-based compensation expense.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA
Net income	$13,280	$35,624	$104,793	$96,489
Income tax expense	6,241	13,802	38,062	33,723
Interest expense	14,570	16,546	44,089	51,388
Depreciation and amortization expense	23,393	31,049	65,954	80,675
Loss on termination of leaseback obligations	—	—	—	3,409
Restructuring and integration expenses (1)	3,790	2,312	14,439	15,036
Transaction costs (2)	1,461	3,987	4,797	19,973
Stock-based compensation expense (3)	4,402	2,340	10,140	6,232
Other components of net periodic pension cost (benefit) (4)	3,928	(273)	(5,295)	(998)
Non-cash (gain) from remeasurement of indemnification asset (5)	(585)	(404)	(1,472)	(1,248)
Impairment charges	—	—	222	3,611
Other (6)	(5,048)	(2,624)	(10,580)	(4,245)
Adjusted EBITDA	$65,432	$102,359	$265,149	$304,045
(1)For the three and nine months ended September 30, 2022 and 2021, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation.
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
(4)Other components of net periodic pension cost (benefit) is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of other components of net periodic pension cost (benefit) relates to the mark-to-market pension remeasurement.
(5)In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date.

(6)Other primarily includes expenses related to potential non-income-based tax liabilities and foreign exchange-related expense. Additionally, during the nine months ended September 30, 2022, Other includes the bargain purchase gain as a result of the Vivial Acquisition.
The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Three Months Ended September 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$126,846	$33,827	$14,351	$615	$175,639
Plus:
Depreciation and amortization expense	4,593	1,287	3,739	195	9,814
Stock-based compensation expense	85	22	—	—	107
Adjusted Gross Profit	$131,524	$35,136	$18,090	$810	$185,560
Gross Margin	64.3%	61.1%	53.5%	47.7%	62.6%
Adjusted Gross Margin	66.7%	63.5%	67.4%	62.8%	66.1%

	Three Months Ended September 30, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$149,252	$27,753	$16,347	$(229)	$193,123
Plus:
Depreciation and amortization expense	4,442	942	9,510	36	14,930
Stock-based compensation expense	127	29	—	—	156
Adjusted Gross Profit	$153,821	$28,724	$25,857	$(193)	$208,209
Gross Margin	70.0%	61.9%	41.8%	(174.8)%	65.0%
Adjusted Gross Margin	72.1%	64.1%	66.0%	(147.3)%	70.0%

	Nine Months Ended September 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$415,130	$95,328	$89,694	$1,325	$601,477
Plus:
Depreciation and amortization expense	13,381	3,278	11,771	337	28,767
Stock-based compensation expense	251	63	—	—	314
Adjusted Gross Profit	$428,762	$98,669	$101,465	$1,662	$630,558
Gross Margin	65.7%	62.0%	67.1%	41.9%	65.2%
Adjusted Gross Margin	67.8%	64.1%	75.9%	52.5%	68.3%

	Nine Months Ended September 30, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$442,244	$76,234	$35,755	$(224)	$554,009
Plus:
Depreciation and amortization expense	13,485	2,598	26,869	39	42,991
Stock-based compensation expense	265	55	—	—	320
Adjusted Gross Profit	$455,994	$78,887	$62,624	$(185)	$597,320
Gross Margin	68.7%	61.8%	35.3%	(160.0)%	63.8%
Adjusted Gross Margin	70.8%	63.9%	61.7%	(132.1)%	68.7%
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
Sources and Uses of Cash

The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,		$
	2022	2021	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$104,221	$121,539	$(17,318)
Investing activities	(42,138)	(195,360)	153,222
Financing activities	(57,696)	87,517	(145,213)
Effects of exchange rate changes on Cash and cash equivalents	(1,610)	(3,446)	1,836
Increase in Cash and cash equivalents and restricted cash	$2,777	$10,250	$(7,473)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $17.3 million, or 14.2%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primary due to changes in working capital, particularly accounts receivable, which was impacted by the timing of payments. This decrease was partially offset by lower restructuring and integration and transaction cost payments of $14.7 million, related to the Vivial Acquisition on January 21, 2022 compared to the Thryv Australia Acquisition on March 1, 2021, and lower interest payments of $10.1 million compared to the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $153.2 million, or 78.4%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to the difference in the cash paid of $175.4 million in connection with the Thryv Australia Acquisition on March 1, 2021, compared to the cash paid of $22.8 million in connection with the Vivial Acquisition on January 21, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $145.2 million, or 165.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily driven by net proceeds received from the Term Loan of $679.0 million and cash used to repay the remaining outstanding principal balance of the Senior Term Loan of $449.6 million, used to finance the Thryv Australia Acquisition and refinance the Senior Term Loan, during the nine months ended September 30, 2021. This was partially offset by payments made on the Term Loan of $81.5 million during the nine months ended September 30, 2022, compared to payments made on the Term Loan of $123.0 million during the nine months ended September 30, 2021. The decrease was further offset by an increase in net proceeds from the ABL Facility of $42.0 million, as a result of lower proceeds of $46.9 million and lower payments of $88.9 million on the ABL Facility during the nine months ended September 30, 2022.

Debt

Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's existing term loan facility (the “Senior Term Loan”) and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of

March 1, 2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter. As of September 30, 2022, 6.9% of the Term Loan was held by related parties who were equity holders of the Company on that date.
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

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of September 30, 2022. We had total recorded debt outstanding of $503.7 million (net of $15.6 million of unamortized original issue discount (“OID”) and debt issuance cost) at September 30, 2022, which was comprised of amounts outstanding under our Term Loan of $460.5 million and ABL Facility of $58.9 million.
As of September 30, 2022, we had borrowing capacity of $72.3 million under the ABL Facility.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2022, we had total debt outstanding of $503.7 million (net of $15.6 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $460.5 million and ABL Facility of $58.9 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $5.2 million annually, based on the debt outstanding at September 30, 2022.

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

Item 4.    Controls and Procedures

Acquisition

We are in the process of integrating Vivial, a marketing and advertising company that we acquired on January 21, 2022. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022 excludes an assessment of the internal control over financial reporting related to the Vivial Acquisition. The Vivial Acquisition represented 7% and 8% of our consolidated revenue included in our consolidated financial statements for the three and nine months ended September 30, 2022, respectively.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith
+    Management contract of compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

November 3, 2022	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 3, 2022	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)