Form 10-K
period 2022-12-31
Thryv Holdings, Inc.
filed 2023-02-23
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2022, as reported by the Nasdaq Capital Market on such date was approximately $590,638,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 21, 2023, there were 34,748,033 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022, are incorporated herein by reference.

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

PART I

Item 1.     Business

Overview

We are dedicated to supporting local, independent service-based businesses and emerging franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. Our Company is built upon a rich legacy in the marketing and advertising industry. We are one of the largest domestic providers of print and digital marketing solutions to SMBs and SaaS end-to-end customer experience tools. Our solutions enable our SMB clients to generate new business leads, manage SMB customer relationships, and run their day-to-day operations. As of December 31, 2022, we serve approximately 390,000 SMB clients through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS.

On January 21, 2022, Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company with operations in the United States. Additionally, on March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Thryv Australia”), a provider of marketing solutions serving SMBs in Australia.

The Company reports its results based on four reportable segments (see Note 17, Segment Information):

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

Thryv U.S. Marketing Services

Our Thryv U.S. Marketing Services segment provides both print and digital solutions. Our primary Thryv U.S. Marketing Services offerings include:

Print
•Print Yellow Pages. Print marketing solutions through our owned and operated Print Yellow Pages (“PYPs”), which carry “The Real Yellow Pages” tagline;
Digital
•Internet Yellow Pages. Digital marketing solutions through our proprietary Internet Yellow Pages (“IYPs”), including Yellowpages.com, Superpages.com, Dexknows.com, and Extended Search Solutions (“ESS”);
•Search Engine Marketing. Search engine marketing (“SEM”) solutions that deliver business leads from Google, Yahoo!, Bing, Yelp, and other major engines and directories; and
•Other Digital Media Solutions. Other digital media solutions include online display and social advertising, online presence and video, and search engine optimization (“SEO”) tools.
Thryv U.S. SaaS

Our Thryv U.S. SaaS segment is comprised of Thryv, Hub By Thryv, Marketing Center, Thryv Add-ons, and ThryvPay.

•Thryv®. Our Thryv platform, is our flagship SMB end-to-end customer experience platform. It helps small businesses and emerging franchises “get the job, manage the job, and get credit” for their jobs. It includes capabilities such as customer relationship management (“CRM”), omnichannel email and text marketing automation, scheduling and appointment management, estimating, invoicing, payments, social media management, reputation management, document management and centralized customer communication. Thryv provides SMBs with a real-

time 360-degree view of their customers and every interaction that each customer has with their business throughout their lifecycle.
•Hub by Thryv, is a solution that empowers a franchisor with real-time oversight and day-to-day management of multiple locations. The solution enables emerging franchises to scale repeatable processes and success as their locations and geographical footprint expands. This ensures a high franchisee success rate, a crucial metric within the franchise industry.
•Marketing Center. Marketing Center, launched in the fourth quarter of 2022, is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively. Inclusive of premium placement on a number of popular sites on the internet, a robust marketing tool kit, AutoID to track marketing conversions via the Thryv CRM, and the ability to run paid advertising campaigns with fully automated recommendations, tagging, and landing page creation.
•Thryv Add-ons. We offer a range of add-ons that can be purchased in conjunction with our Thryv platform, including, but not limited to, Thryv Leads, our integrated local marketing and lead generation solution, GMB Optimization services, HIPPA protections, and SEO tools.

•ThryvPay. ThryvPay is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service businesses that want to provide consumers with safe, contactless, fast online payment options. Complete with highly competitive rates, ThryvPay also supports future scheduled payments, pass-through convenience fees, surcharges, tips, and other highly sought-after features specifically targeting service-oriented businesses.

Thryv International Marketing Services

Our Thryv International Marketing Services segment provides both print and digital solutions. Our primary Thryv International Marketing Services offerings include:

Print
•Print Yellow and White Pages. Print marketing solutions through our owned and operated PYPs;
Digital
•Internet Yellow Pages. Digital marketing solutions through our proprietary IYPs, including Yellowpages.com.au, Whitepages.com.au, Whereis.com, and Truelocal.com.au.
•Search Engine Marketing. SEM solutions that deliver business leads from Google, and Bing, search engines through optimized pay-per-click campaigns.
•Other Digital Media Solutions. Other digital media solutions include online display and social advertising, online presence and video, and SEO services.
Thryv International SaaS
Our Thryv International SaaS segment is comprised of Thryv, Hub By Thryv, Thryv Add-ons and Thryv Pay.
•Thryv®. Our Thryv platform, is our flagship SMB end-to-end customer experience platform. It helps small businesses and franchises “get the job, manage the job, and get credit” for their jobs. It includes capabilities such as CRM, omnichannel email and text marketing automation, scheduling and appointment management, estimating, invoicing, payments, social media management, reputation management, document management and centralized customer communication. Thryv provides SMBs with a real-time 360-degree view of their customers and every interaction that each customer has with their business throughout their lifecycle.
•Hub by Thryv, is a solution that empowers a franchisor with real-time oversight and day-to-day management of multiple locations. The solution enables emerging franchises to scale repeatable processes and success as their locations and geographical footprint expands. This ensures a high franchisee success rate, a crucial metric within the franchise industry.
•Thryv Add-ons. We offer a range of add-ons that can be purchased in conjunction with our Thryv platform, including, but not limited to, GMB Optimization services, Restricted Access, and SEO tools.

•ThryvPay. ThryvPay is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service businesses that want to provide consumers with safe, contactless, fast online payment options. Complete with highly competitive rates, ThryvPay also supports future scheduled payments, pass-through convenience fees, surcharges, tips, and other highly sought-after features specifically targeting service-oriented businesses.

Integration of Marketing Services and SaaS

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. We have worked for decades in our local communities, providing marketing solutions to SMBs. We found that SMBs need technology solutions to communicate with consumers who now do business via their smartphones. We launched our SaaS business in 2015 to provide SMBs with the resources to compete for today’s mobile consumers. In 2022, SMB demand for integrated technology solutions continued to grow as SMBs adapt their business and service models to facilitate remote working and contactless customer interactions. We have seen this trend accelerate following the outbreak of the COVID-19 pandemic from March 2020 onwards.

In 2022, domestically, we delivered approximately 39 million PYP directories to strategically targeted American homes whose demographics indicate a higher propensity to use print marketing solutions.

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

Enable SMBs to Deliver Customer Experiences That We View as Best-in-Class within One Platform

Our Thryv platform delivers many features relevant to SMB needs, including CRM, omnichannel email and text marketing automation, scheduling and appointment management, estimating, invoicing, payments, social media management, reputation management, document management and centralized customer communication. Thryv provides SMBs with a real-time 360-degree view of their customers and every interaction that each customer has with their business throughout their lifecycle.

Optimize Advertising Budgets and Business Leads Generation

Our Marketing Center and Thryv Leads solutions provide robust solutions for SMBs to market and grow their businesses using a variety of automated digital tools and capabilities. Thryv Leads uses machine learning to automatically choose the optimal mix of advertising solutions for each SMB to generate a tailored solution for it. Marketing Center offers full control and transparency on daily spend, allocations and channel by channel performance to the business owner who seeks to run advertising campaigns without learning or supporting multiple bespoke platforms, or incurring the hefty costs of an advertising agency. Marketing Center and Thryv Leads then automatically injects resulting leads and prospects into the SMB’s Thryv CRM system while enriching the basic consumer information with additional data. SMBs are then able to contact and engage new and existing customers.

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

Transition into SaaS

Our plan has been, and continues to be, to develop and grow our SaaS segment to better help SMBs manage their businesses, while maintaining strong profitability within our Marketing Services segment, which drives new customer leads to our clients. We have selectively utilized a portion of the cash generated from our profitable Marketing Services segment to support initiatives in our evolving SaaS segment, which for the year ended December 31, 2022 generated 18.0% of our total revenue.

Leverage Our Nationwide Scale and Extensive Sales Force

We have one of the largest SMB-focused sales forces in the country within the marketing solutions and SaaS space, which we utilize to attract and manage our clients. We leverage our sales force to introduce our SaaS solutions to new prospects and existing Marketing Services clients through in-person, local as well as virtual, and online meetings to a dedicated SaaS demonstration and sales team. As of December 31, 2022, our efforts led to approximately 39% of our new SaaS clients originating from our Marketing Services segment. SMB demand for SaaS solutions continues to grow as SMBs increase their remote working capabilities and contact-less customer interactions.

Actively Manage Shift in Marketing Services Revenue Mix to Maintain Profitability

We continue to manage our Marketing Services offerings, some of which are in secular decline, notably print, to maximize profitability and extend the life of these solutions. Our cost management strategy includes using third-party printers and cost-effective long-term paper, printing, and directory distribution contracts.

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

International Growth

We are looking to expand into international markets, which we view as a large opportunity for growth. We intend to penetrate international markets through acquisition, re-seller agreements, or other commercial arrangements. For example, in 2021, we completed the Thryv Australia Acquisition to enter the Australian market, and in 2022, we began operations in Canada with our own sales force combined with a re-seller agreement. Internationally, there are approximately 36 million SMBs in our target market.

Our Segments

We operate through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS, each of which is described below.

Thryv U.S. Marketing Services Segment

Our Thryv U.S. Marketing Services segment delivers high-quality, cost-effective business leads to our SMB clients. This segment generated $820.0 million of revenue for the year ended December 31, 2022. Our main Thryv U.S. Marketing Services solutions are as follows:

Print

Domestically, we primarily publish PYP titles on a 15 to 18-month publication cycle, with the majority on an 18-month cycle. We generate revenue by charging for advertisements placed within these titles.

We believe print directories are a cost-effective and often under-appreciated solution for many SMBs. Consumer usage of print, while declining, is still strong among consumers that tend to be over 55 years of age, more affluent, and more likely to own a single-family home. PYP enables SMBs to reach this core demographic that tends to have higher purchase intent when encountering one of our SMBs’ advertisements. We have highly predictable revenue from this service offering given that PYP advertising campaigns are typically structured as 15 to 18-month contracts. While PYP has experienced a secular decline similar to other print media, print costs are highly variable, enabling the Company to right-size costs in advance of anticipated declines in PYP sales.

Digital

Internet Yellow Pages (IYP)

Domestically, we operate three proprietary IYP sites: Yellowpages.com, Superpages.com, and Dexknows.com. During the year ended December 31, 2022, traffic to these sites averaged over 23 million visits per month across the three properties. We generate IYP revenue by charging SMBs for advertisements and priority placement.

Our IYPs are efficient in delivering business leads. IYPs deliver leads at an attractive cost because consumers who search on IYPs are deep in the “purchase funnel” and are ready to buy.

We also offer ESS enabling SMBs to buy advertising on our network of owned and third-party directory websites, including Yelp, Nextdoor, and other popular sites. Our network delivers approximately 78 million visits per month. Our ESS network provides SMB clients expanded access to high-converting traffic at a low cost. We believe we are the only provider to offer this broad network of online directory sites with a single purchase.

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

Thryv U.S. SaaS Segment

Our Thryv U.S. SaaS segment is comprised of Thryv®, including Hub by Thryv, Marketing Center and Add-ons, including Thryv Leads, GMB Optimization services, HIPPA protections, and SEO tools, and ThryvPay. Our Thryv U.S. SaaS segment generated revenue of $211.8 million in the year ended December 31, 2022.

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

Built on a customizable CRM database where businesses store customer information and then utilize a host of customer communication tools, our Thryv platform helps SMBs communicate with their customers and manage day-to-day operations. It automatically updates and maintains client listings across the web so our SMBs’ online information is always correct.

Clients can also generate new business via Marketing Center or Thryv Leads and have these business opportunities automatically injected into their CRM system and enriched with additional data. These new business leads populate the client’s CRM database enabling our clients to email, text, call, or otherwise communicate with prospective customers via our Thryv platform. Additionally, clients can monitor multiple locations through Thryv add-ons.

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

Our Thryv platform is sold on a monthly auto-subscription basis, which generates a recurring revenue stream. Substantially all of our clients subscribe to contracts with a minimum six-month upfront commitment, after which clients continue on a month-to-month basis. Clients can upgrade their service to a more feature-rich solution at any time as their business grows. We offer a variety of tiers, which we believe enables SMBs to choose the optimal features for their business. We believe the platform represents an attractive value for our SMB clients as compared to competitor products, such as single solutions or complex enterprise software systems that are suited to larger companies.

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
•Monitor real-time performance results on each of their locations and quickly identify areas of opportunity;
•Generally manage lead management and long-term ROI through each stage of the customer's life cycle; and
•Enable territory and region managers' optimal flexibility through user permissions and controls.
Marketing Center
Marketing Center is a robust and fully integrated solution that enables SMB’s to transparently market and grow their business using a variety of built in tools and solutions.

Marketing Center offers:

•AutoID. Marketing Center connects prospects' and customers' digital interactions with the business and synchronizes these activities with the Thryv CRM records. This enables device level attribution so Thryv’s users know when and where a client found them for proper attribution on what works and what doesn’t;

•Enhanced Online Presence. Marketing Center includes paid profiles on YP.com and Yelp.com, as well as a robust Google Business Profile Optimization service to ensure that the most viewed online profiles for the Marketing Center user stand out from the competition, get noticed, and drive results;

•Omni-Channel Paid Campaigns. Marketing Center users can run paid advertising campaigns across Google, Facebook, Instagram, Yahoo Display, Connected TV, and Yelp all from a single interface. The user is able to allocate budget to their desire and increase, decrease, pause, or continue a campaign at anytime for any reason with full flexibility. All of the tagging, tracking and analytics are automatically configured to simplify the execution of these complex campaigns; and

•Marketing Tools. Marketing Center includes additional marketing tools to help users optimize their online marketing efforts. These include a robust heat mapping tool to optimize and improve their website and landing pages based on visitor behavior, off-line call tracking phone numbers to track the efficacy of offline media efforts such as lawn signs or post cards. Marketing Center also includes a robust competitor watch to track the digital advertising activities of competitors to gleam ideas and work to achieve a competitive advantage.
Thryv Add-ons
Thryv Leads is an add-on to our Thryv platform that gives SMBs an easier way to acquire new customers and makes it simpler to determine when, where and how much to spend on advertising. Thryv Leads clients sign six-month contracts with month-to-month auto-renewals thereafter.

Thryv Leads uses machine learning to optimize the placement of the SMBs’ ads and help SMBs reduce their costs. Thryv Leads automatically injects resulting business leads into the SMB’s CRM system, while also enriching the basic consumer information with additional data. SMBs are then able to contact and engage new and existing customers. We believe that via Thryv Leads and its integration with our Thryv platform, we are the only SaaS player that offers a business leads-based solution integrated into an end-to-end customer experience. The data that we have gathered from our hundreds of thousands of marketing campaigns informs the predictive capabilities of the platform, making it more valuable to each of our SMB clients. This enables SMBs to craft a comprehensive marketing strategy with us as the one-stop provider.

GMB Optimization services and SEO tools are an add-on to our Thryv platform that boost visibility online and increase exposure in search results for their individual services or products through a centralized Google My Business dashboard within the Thryv platform software. Users can track review ratings, upload photos and posts to share news with their clients.

HIPPA protections is an add-on to our Thryv platform that secures SMB accounts in accordance with privacy and HIPAA guidelines, so you can rest assured that the information your clients/patients share with you is secure in accordance with the Health Insurance Portability and Accountability Act (“HIPPA”), safeguarding medical information such as medical records and other identifiable health information.
ThryvPay

ThryvPay allows users to get paid via credit card and ACH payments. ThryvPay offers:

•Competitive credit card processing rates. ThryvPay offers a flat rate per transaction with no set-up fees.
•ACH payments processing. Small businesses save money on a per-transaction charge, with the security of knowing immediately if funds are available.
•Scheduled payments. Service-based businesses that offer ongoing services or memberships can utilize our scheduled payments feature. ThryvPay also allows customized installment plans for pre-set specific dates.
•Convenience fees, surcharges and tipping. Small businesses can pass on optional convenience fees and/or surcharges, where allowed, for consumers who want to pay by credit card when presented with multiple payment options, often driving customers to pay by ACH methods, which generates significant savings for SMBs. ThryvPay also allows consumers to leave a tip.
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
•Consumer Financing. ThryvPay includes a fully integrated partnership with Wisetack, a consumer lending platform that specializes in larger ticket, service based lending. This enables consumers of Thryv’s clients to apply for and pay their service providers utilizing financing. Thryv clients enjoy additional revenue by enabling larger purchases with additional convenience.

Thryv International Marketing Services Segment

Our Thryv International Marketing Services segment delivers high-quality, cost-effective business leads to our SMB clients. This segment generated $166.0 million of revenue for the year ended December 31, 2022. Our main Thryv International Marketing Services solutions are as follows:

Print

Internationally, we publish PYP titles on a 12-month publication cycle. In 2022, we delivered more than 6 million PYP directories internationally to strategically targeted Australian homes whose demographics indicated a higher propensity to use print marketing solutions. We generate revenue by charging for advertisements placed within these titles.

Digital

Internet Yellow and White Pages (IYP)

Internationally, we operate four proprietary IYP sites: Yellowpages.com.au, Whitepages.com.au, Whereis.com, and Truelocal.com.au. During the year ended December 31, 2022, traffic to these sites averaged over 5 million visits per month across the four properties. We generate IYP revenue by charging SMBs for advertisements and priority placement.

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

Thryv International SaaS Segment

SaaS

Consistent with our Thryv U.S. SaaS segment, our Thryv International SaaS revenue is comprised of Thryv® and add-ons. Our Thryv International SaaS segment generated revenue of $4.5 million in the year ended December 31, 2022.

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
We employed 2,955 people as of December 31, 2022. Our workforce is comprised of approximately 99% full-time and 1% part-time employees. The majority of our employees are employed in our Outside and Inside Sales, Inbound Sales and Sales Operations, Client Experience, Operations, Information Technology, Billing and Print Directories departments.

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
•Connecting the Dots Program: This is a new hire program where the Company shares information about Thryv’s culture, Company programs and discounts, communication tips within the Company, and more. The goal is to easy the new hire’s integration into the Thryv culture, right from the start, and make them immediately feel included in Thryv’s mission and programs.

•Accelerators Recognition Program. This program is designed to grow the connection and recognition of top performers who demonstrate our core values in their excellent performance. Our core values are:
•Client Devoted
•DONE3
•Act Like You Own the Place
•Invest in Our People
•Under Promise, Over Deliver
•Making Money is a By-Product of Helping People
•Think Long-Term; Act with Passion and Integrity
•Benefits. Among our benefit offerings, Virgin Pulse wellness programming has become a key motivator to good health and well-being. It is a user-friendly platform that encourages well-being, safety and performance, by providing friendly team-based competition, self-directed wellness journeys and incentives to build healthy habits and drive collaboration across Thryv. With 78% of employees enrolled on the platform and 58% of those enrolled actively engaged, the digital well-being platform has contributed meaningfully to our Work From Anywhere approach while creating connections and supporting a healthy lifestyle among our employees.
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers through training and development programs. These include online and on-the-job learning formats.
•Our Emerging Leaders Program is designed to help identify and develop future leaders. Once identified, Emerging Leaders are provided focused leadership and management skill development programs – instructor-led, online and on-the-job. 65 employees successfully completed the Emerging Leader program in 2022, resulting in 5 promotions into management – representing 8% of participants. The program continues into 2023 as we continue to positively support and grow leadership bench strength.
•Our New Manager Training Program is provided to newly promoted managers to develop and enhance their soft skills in people management. This program aims to set up newly promoted people managers for success while developing a network of colleagues to draw support and counsel.

•The Mindful Manager Program is designed to provide people leaders the opportunity to invest in their own development through quarterly online coursework. Courses are focused on elevated employee matters such as Leading with Emotional Intelligence, Mastering the Art of Listening, and Navigating Cross-Cultural Differences. Following completion of the coursework, leaders are invited to attend a Leadership Roundtable to discuss the assigned content and share learnings.
•The Tuition Assistance Program (“TAP”) supports the lifelong learning of all employees. Through a generous reimbursement program, we encourage employees to seek continuous education and personal development to support their career aspirations while contributing to Thryv’s collective growth and success. Eligible coursework may be aimed at the achievement of an Associate’s, Bachelor or Master’s degree or may be specialized in various certificate/certification programs.
•Culture Team. “Invest in Our People” is one of our core values, which we support with various initiatives.
•Our Thryv Life Channel (facilitated by Microsoft Teams) serves as our internal social media platform. The platform provides a vehicle to highlight personal and professional successes, share inspirational stories, publicize social opportunities, run “fun” employee-centric virtual events and generally connect our people. Engagement is high and continues to enhance the promotion of core values and relationship-building as we continually learn and grow in a Work From Anywhere environment.
•Learning Opportunities. To ensure we provide learning opportunities that enable us to adapt, belong and connect, we launched monthly “Lunch and Learn” sessions featuring a wide variety of employee-centric topics such as building one’s personal brand, communication skills, and other specific skill-building subjects.
•Culture Clubs are designed to purposefully drive connection and relationship-building across diverse work teams and individuals. Recognizing that the virtual workplace can be challenging for new relationship-building, the Culture Clubs offer meaningful opportunities to a broad group of employees to identify and join groups of colleagues with similar hobbies and interests.
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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, leading companies in the technology industry have extensive patent portfolios. From time to time, third parties have asserted copyright, trademark, and other intellectual property rights against us or our clients. Litigation and associated expenses may be necessary to enforce our proprietary rights.

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

Our growth strategy is focused on the growth and expansion of our SaaS offerings; however, during 2022, 82.0% of our revenue was derived from our Marketing Services offerings.

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

We recognize revenue for our print services upon delivery of the PYP directories to the intended market, which can result in variability in the amount of revenue recognized each quarter due to the publication cycle of each PYP directory.
We recognize revenue for print services at a point in time upon delivery of the published PYP directories containing customer advertisements to the intended market. Our PYP directories typically have 12-month publication cycles in Australia and 15 to 18-month publication cycles in the U.S. As a result, we typically record revenue for each publication only once every 12 to 18 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our PYP directories is therefore directly related to the number of PYP directories we deliver to the intended market each quarter, which can vary dramatically based on the timing of the publication cycles. For example, during the third quarter of fiscal 2023, due to the timing of publication cycles, we expect to deliver fewer PYP publications than compared to the third quarter of fiscal 2022, resulting in lower year-over-year Marketing Services revenues. We generally expect these PYP publications to be delivered in future quarters, however, resulting in a shift of the revenue recognition for these publications from the third quarter of fiscal 2023 to future quarters. The timing of our PYP publication cycles may result in increased variability in the amount of revenue recognized each quarter, which could have a material adverse effect on our results of operations.

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

We plan to continue to invest in the infrastructure and support for our SaaS solutions while maintaining profitability in our U.S. and international Marketing Services segments. The growth of our SaaS solutions placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. In order to manage this growth effectively, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth, or failure to achieve our growth strategy, could result in difficulty or delays in maintaining clients, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties; and any of these difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

We expect to derive a substantial portion of our future revenue from the sale of subscriptions to our Thryv platform. The market for small business management solutions is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our Thryv platform and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves cross-selling to existing U.S. and international Marketing Services clients to increase the value of our client relationships over time as we expand their use of our services, onboard other parts of their organizations and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing clients fail to expand their use of our Thryv platform or adopt additional offerings and features, our operating results may be materially adversely affected.

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

As of December 31, 2022, we had an accumulated deficit of $238.9 million. If we are unable to acquire new clients cost effectively, we may incur net losses.

We also expect our expenses to increase in the future due to anticipated increases in our SaaS segment sales, general and administrative expenses, including expenses associated with being a public company, product development and management expenses or expenses related to acquisitions, which could impact our ability to sustain profitability in the future. Additionally, while the majority of our revenue in fiscal years 2022, 2021 and 2020 came from advertising services provided in local classified print directories and digital marketing solutions, such as search, display and social media, future development of new services may initially have a lower profit margin than our existing services, which could have a material adverse effect on our business, financial condition and results of operations. As a result, we may not be able to maintain profitability in the future.

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

We are continuing to expand our operations by offering our products and services in Australia and Canada, and may expand to additional markets outside of the U.S. in the future, which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

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

We have recorded impairment charges in the past and may record impairment charges in the future.

We are required, at least annually, or as facts and circumstances warrant, to test goodwill to determine if impairment has occurred. We are also required to test certain other assets for impairment as facts and circumstances warrant. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data or other factors. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge.
During the year ended December 31, 2022, the secular decline in industry demand for print services along with the trending decline in our Marketing Services client base and competition in the consumer search and display space adversely impacted certain of the assumptions used to estimate the discounted future cash flows of some of our reporting units for purposes of performing our interim goodwill impairment test. As a result, we recognized a non-cash impairment charge of $102.0 million in the fourth quarter of 2022 to reduce goodwill for our Thryv U.S. Marketing Services segment.
As of December 31, 2022, we had $566.0 million of goodwill, with $288.6 million related to the Thryv U.S. Marketing Services segment, $218.9 million related to the Thryv U.S. SaaS segment and $58.5 million related to the Thryv International Marketing Services segment. The expected continued secular decline in industry demand for print services, increased competition, changes in valuation assumptions or other factors could result in impairment charges in the future, which could have a material adverse effect on our results of operations.

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

In order to grow our business, we anticipate that we will continue to depend on the continuation and expansion of relationships with vendors and other third parties. In our SaaS segment, such third parties include third-party service providers (i.e., software developers and hosting services), sales channel partners and technology and content providers. In our U.S. and international Marketing Services segments, we depend upon third parties to print, publish and distribute our directories. Identifying partners and negotiating and documenting relationships with them requires significant time and resources. In addition, the third parties we partner with may not perform as expected under our agreements, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.

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

Printing of directories

In our U.S. and international Marketing Services segments, we depend on third parties to supply paper and to print, publish and distribute our directories. In connection with these services, we rely on the systems and services of our third-party service providers, their ability to perform key functions on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform services on our behalf. There are a limited number of these providers with sufficient scale to meet our needs. A failure in the systems of one of our key third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow. If we were to lose the services of any of our key third-party providers, we would be required to hire and train sufficient personnel to perform these services or to find an alternative service provider. In some cases, it would be impractical for us to perform these functions, including the printing of our directories. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them without incurring additional costs. A failure on the part of any of our third-party service providers could result in a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, 294 employees, or 10% of our employees and 26% of our sales force, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slowdowns involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

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

In order to protect our trade names, including Thryv®, Thryv Leads®, Thryv CompleteSM, Thryv Your Business Smarter®, The Real Yellow Pages®, Yellowpages.com®, Dexknows.com® and Superpages.com®, from domain name infringement or to prevent others from using internet domain names that associate their businesses with ours, Thryv seeks formal registrations from the USPTO, participates in a tracking service for all Thryv domestic and internal trademarks and works with specialized outside counsel. In the past, we have received claims of material infringement of intellectual property rights. For example, we have had to defend against copyright violation claims on licensed images included in our print and internet directories and websites and patent infringement claims on various technologies and functionalities included in our digital products, services, and internet sites. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In response to the loss of important trademarks or other intellectual property rights, we may be required to spend significant resources to monitor and to protect these rights. Litigation brought to protect and to enforce our intellectual property rights could be costly, time-consuming and distracting to management, with no guarantee of success and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We also maintain a moderate patent portfolio and work with specialized patent counsel to protect our technology rights. Our failure to secure, protect and enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

Various lawsuits and other claims typical for a business of our size and nature are pending against us, including disputes with taxing jurisdictions. See Part II - Item 8. Note 15, Contingent Liabilities for further detail.

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

As of December 31, 2022, we had state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2023. Utilization of these net operating losses depends on many factors, including our future income, which cannot be assured. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

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

We have a substantial amount of debt and significant debt service obligations. On March 1, 2021, we entered into a Term Loan credit agreement (the “Term Loan”) and entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 senior secured asset-based revolving line of credit agreement (the “ABL Facility” and, together with the Term Loan, the “Senior Credit Facilities”). The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full our existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Thryv Australia Acquisition and related financing. The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which $415.3 million remained outstanding as of December 31, 2022. The ABL Amendment was entered into in order to permit the term loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others: increase the maximum revolver amount to $175.0 million; reduce the interest rate per annum to (i) 3-month LIBOR plus 3.00% for LIBOR loans and (ii) base rate plus 2.00% for base rate loans; and reduce the commitment fee on undrawn amounts under the ABL Facility to 0.375%.

The Term Loan, which was incurred by Thryv, Inc., our operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and us, and is guaranteed by us and certain of our subsidiaries. The Term Loan has a maturity date of March 31, 2026, and the ABL Facility has a maturity date on the earlier of March 31, 2026 or 91 days prior to the stated maturity date of the Term Loan. As of December 31, 2022, we had $415.3 million principal amount outstanding (net of debt issuance costs of $14.1 million) under our Term Loan, and $54.6 million amount outstanding and $91.9 million available borrowing capacity under our ABL Facility.

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
•other events or factors, including those resulting from war, incidents of terrorism, civil unrest, or responses to these events; and
•sales or expected sales of our common stock by us and our officers, directors and principal stockholders.

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

As of December 31, 2022, we had outstanding warrants to purchase an aggregate of 5,237,413 shares of our common stock at an exercise price of $24.39 per share. The warrants may be exercised in whole or in part at any time prior to their expiration at 5:00 p.m., Pacific Time, on August 15, 2023. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Resales of substantial numbers of shares in the public market in close proximity to the day that our shares of common stock are initially listed on Nasdaq may increase price volatility which could adversely affect the price of our common stock.

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

As of December 31, 2022, we have 34,593,837 shares of common stock outstanding, the substantial majority of which is currently subject to resale limitations under Rule 144 under the Securities Act. These shares may be sold either pursuant to the Registration Statement or by our other existing stockholders under Rule 144 if such shares held by such other stockholders have been beneficially owned by non-affiliates for at least one year. Moreover, assuming the availability of certain public information about us, (i) non-affiliates who have beneficially owned our common stock for at least six months may rely on Rule 144 to sell their shares of common stock and (ii) our directors, executive officers and other affiliates who have beneficially owned our common stock for at least six months, including certain of the shares of common stock covered by the Registration Statement to the extent not sold thereunder, will be entitled to sell their shares of our common stock subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

None of our stockholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.

As of December 31, 2022, there were outstanding warrants to purchase an aggregate of 5,237,413 shares of our common stock at an exercise price of $24.39 per share. As of December 31, 2022, a total of 4,955,272 shares have been granted from our 2016 and 2020 Incentive Plans consisting of: 473,371 performance restricted stock units (“PSUs”), 525,735 restricted stock units (“RSUs”) and 3,956,166 non-qualified stock options (“NQSOs”) granted to employees and non-employee Directors. As of December 31, 2022, all of the PSUs and RSUs were unvested and had not distributed; 3,533,507 of the NQSOs were outstanding, of which 2,132,040 were vested and exercisable. We filed a registration statement on Form S-8 under the Securities Act to register the shares reserved for issuance under our 2016 Stock Incentive Plan and our 2020 Incentive Award Plan and, as a result, all shares of common stock acquired upon the exercise of such options are freely tradable under the Securities Act, unless acquired by our affiliates.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

As of December 31, 2022, we have eleven properties, all of which are leased. On June 23, 2020, we announced our plans to become a “Remote First” company, meaning that the majority of our workforce will continue to operate in a remote working environment indefinitely. As a result, we have closed certain office buildings, including most of the space at our corporate headquarters in Dallas, Texas. We will keep certain other office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in our data centers that are leased in Texas and Virginia.

We believe that our facilities are adequate to meet our needs for the immediate future.

Item 3.     Legal Proceedings

Information in response to this item is provided in “Part II - Item 8. Note 15, Contingent Liabilities” and is incorporated by reference into Part I of this Annual Report.

Item 4.     Mine Safety Disclosures

None.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company completed a direct listing on October 1, 2020. The Company's common stock, par value $0.01 (the “common stock”) trades on Nasdaq under the symbol “THRY”. As of February 21, 2023, there were 50 stockholders of record of our common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. Prior to the direct listing, there was no public trading market for our common stock.

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

Performance Graph

The following graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on Nasdaq) through December 31, 2022, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index, calculated on a dividend-reinvested basis. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Computer Index as of the market close on October 1, 2020. Note that past stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$300.00
$250.00
$200.00
$150.00
$100.00
10/01/2020
12/31/2020
12/31/2021
12/30/2022
Thryv Holdings, Inc.
Nasdaq Composite Index
Nasdaq Computer Index

	10/01/2020	12/31/2020	12/31/2021	12/30/2022
Thryv Holdings, Inc.	$100.00	$96.43	$293.79	$135.71
Nasdaq Composite Index	$100.00	$114.14	$138.55	$92.69
Nasdaq Computer Index	$100.00	$112.08	$154.51	$99.23

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest domestic providers of SaaS end-to-end customer experience tools and digital marketing solutions to small-to-medium sized businesses. Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. We serve approximately 390,000 SMB clients globally through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services, and Thryv International SaaS.

Our Thryv U.S. Marketing Services segment provides both print and digital solutions and generated $820.0 million, $797.5 million, and $979.6 million of consolidated revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages, which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization tools.

On January, 21, 2022, we acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $22.8 million in cash, subject to certain adjustments. Vivial results are included in the Thryv U.S. Marketing Services segment.

Our Thyrv U.S. SaaS segment generated $211.8 million, $170.5 million, and $129.8 million of consolidated revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Our primary SaaS offerings include Thryv®, our flagship SMB end-to-end customer experience platform, Marketing Center, ThryvPaySM, and Thryv Add-Ons. Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively. ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include an automated lead generation service that fully integrates with our Thryv platform, website development, SEO tools, Google My Business optimization, and Hub by ThryvSM. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our Thryv International Marketing Services segment is comprised of Thryv Australia Pty Ltd, which we acquired on March 1, 2021. Our Thryv International Marketing Services segment provides both print and digital solutions and generated $166.0 million of consolidated revenues for the year ended December 31, 2022, and $144.8 million of consolidated revenues for the ten months ended December 31, 2021. Thryv Australia is Australia’s leading provider of marketing solutions serving SMBs. The Thryv Australia Acquisition brings under the Thryv banner more than 100,000 existing Thryv Australia clients, many of which we believe are ideal candidates for the Thryv platform.

Our Thryv International SaaS segment is comprised of Thryv, Hub By Thryv, Thryv Add-ons and Thryv Pay, and generated $4.5 million of consolidated revenues for the year ended December 31, 2022 and $0.6 million of consolidated revenues for the ten months ended December 31, 2021.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2022, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

Impact of COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, significantly disrupted the global economy, resulting in an adverse effect on the business operations of certain SMBs, especially during 2020 and to a lesser extent during 2021. However, many of our SMB clients operate service-based businesses that can easily operate remotely, or that have been designated as “essential” by state and local authorities administering shelter-in-place orders, and have continued to operate without significant interruption during the COVID-19 pandemic. Therefore, the impact of COVID-19 and the related regulatory and private sector response on our financial and operating results in the years ended December 31, 2022, 2021 and 2020 was somewhat mitigated as many of our clients continued to operate.
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

During the years ended December 31, 2022, 2021 and 2020, we incurred total severance expense of $3.5 million, $4.7 million and $11.7 million, respectively. During the years ended December 31, 2022 and 2021, none of the severance expense recorded was related to employee terminations as a result of COVID-19. During the year ended December 31, 2020, $5.0 million of the severance expense recorded was related to employee terminations as a result of COVID-19. The economic downturn caused by COVID-19 resulted in an incremental $2.1 million recorded to allowance for credit losses for the year ended December 31, 2020. No incremental impact was recorded for the years ended December 31, 2022 and 2021. In addition, we remain committed to our variable cost structure and to limiting our capital expenditures, not including acquisitions, which will allow us to continue operating with relatively low working capital needs.
During the year ended December 31, 2022, we have continued to see trends similar to those experienced during the year ended December 31, 2021, including an increase in demand for our SaaS solutions and a continuing decline in our Marketing Services business. The challenges we will face in the future related to COVID-19 will depend largely, we believe, on the impact that the continuing spread of the virus, including existing and new variants, and regulatory and private sector response has on our current and prospective clients, including their ability and willingness to purchase our solutions. To date, the COVID-19 pandemic has not had a material impact on our operating performance, financial performance, or liquidity. Looking ahead, we do not expect any material financial impact related to COVID-19, without a significant increase in cases resulting in another shut down of local businesses. However, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, our clients and our business.
Impairment Charges
Our annual impairment tests resulted in a non-cash impairment of our goodwill of $102.0 million during the year ended December 31, 2022, to reduce goodwill for our Thryv U.S. Marketing Services reporting unit, as a result of the historical secular decline in industry demand for print services, along with the historical trending decline in our Marketing Services client base, and competition in the consumer search and display space.

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our reporting units, it is possible a material change could occur to the estimated fair value of these assets. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

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

Our strategy is to expand the use of our solutions by introducing our SaaS solutions to new SMB clients, as well as our current Thryv U.S. Marketing Services and Thryv International Marketing Services clients. This strategy includes capitalizing on the increased needs of SMBs for solutions that facilitate a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital.
Investment in Growth
We intend to continue to invest in the growth of our U.S. and international SaaS segments. We have selectively utilized a portion of the cash generated from our Thryv U.S. Marketing Services and Thryv International Marketing Services segments to support initiatives in our evolving U.S. and international SaaS segments, which has represented an increasing percentage of consolidated revenue since launch. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also increase our operating expenses.
Ability to Grow Through Expansion and Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States, Australian, and Canadian SMB markets and plan to leverage strategic acquisitions or initiatives to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. On March 1, 2021, we completed the acquisition of Thryv Australia, Australia’s leading provider of marketing solutions serving SMBs. In July 2022, we began operations in Canada through our own sales force and a re-seller agreement. We believe that strategic acquisitions of marketing services companies globally will expand our client base and provide additional opportunities to offer our SaaS solutions.
Print Publication Cycle
We recognize revenue for print services at a point in time upon delivery of the published PYP directories containing customer advertisements to the intended market. Our PYP directories typically have 12-month publication cycles in Australia and 15 to 18-month publication cycles in the U.S. As a result, we typically record revenue for each publication only once every 12 to 18 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our PYP directories is therefore directly related to the number of PYP directories we deliver to the intended market each quarter, which can vary based on the timing of the publication cycles.
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

	As of December 31,
(in thousands)	2022	2021	2020
Clients (1)
Marketing Services (2)	362	390	318
SaaS (3)	52	46	44
Total (4)	387	409	334
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

Marketing Services clients decreased by 28 thousand, or 7%, as of December 31, 2022 as compared to December 31, 2021. Marketing Services clients increased by 72 thousand, or 23%, as of December 31, 2021 as compared to December 31, 2020. The decrease in Marketing Services clients as of December 31, 2022 was related to the secular decline in the print media industry and significant competition in the digital media space. The increase in Marketing Services clients as of December 31, 2021 was related to the acquisition of Thryv Australia, partially offset by the secular decline in the print media business combined with increasing competition in the digital media space.
SaaS clients increased by 6 thousand, or 13%, as of December 31, 2022 as compared to December 31, 2021. SaaS clients increased by 2 thousand, or 5%, as of December 31, 2021 as compared to December 31, 2020. These increases resulted from our continuing focus on new SaaS client acquisition through improved identification of prospects, improved selling methods, introduction of new product features, and a small but growing international footprint.
Total clients decreased by 22 thousand, or 5%, as of December 31, 2022 as compared to December 31, 2021. Total clients increased by 75 thousand, or 22%, as of December 31, 2021 as compared to December 31, 2020. The primary driver of the decrease in total clients as of December 31, 2022 was the secular decline in the print media business combined with increasing competition in the digital media space, partially offset by an increase in SaaS clients. The primary driver of the increase in total clients as of December 31, 2021 was related to the acquisition of Thryv Australia, partially offset by the secular decline in the print media business combined with increasing competition in the digital media space.

Monthly ARPU
We define monthly average revenue per unit (“ARPU”) as our total client billings for a particular month divided by the number of clients that have one or more revenue-generating solutions in that same month. For each reporting period, the weighted-average monthly ARPU from all the months in the period are reported. As monthly ARPU varies based on the amounts we charge for our services, we believe it can serve as a measure by which investors can evaluate trends in the types and levels of services across our client base. Our measurement of ARPU helps us understand the rate at which we are monetizing our client base.

	Years Ended December 31,
	2022	2021	2020
ARPU (Monthly)
Marketing Services (1)	$178	$213	$222
SaaS (1)	369	331	256
(1)Marketing Services and SaaS ARPU include combined results from both our U.S. and Thryv International Marketing Services and SaaS businesses, respectively.
Monthly ARPU for Marketing Services decreased by $35, or 16%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, and $9, or 4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.
Monthly ARPU for SaaS increased by $38, or 11%, during the year ended December 31, 2022 compared to the year ended December 31, 2021, and increased by $75, or 29%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in ARPU for these periods was driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, the sale of add-on features to our Thryv platform such as Thryv Leads and Thryv Pay contributed to Monthly SaaS ARPU growth.
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

	As of December 31,
(in thousands)	2022	2021	2020
Monthly Active Users - SaaS	41	30	28

Monthly active users increased by 11 thousand, or 37%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Monthly active users increased by 2 thousand, or 7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The number of monthly active users increased period-over-period as we continued efforts to increase engagement among our SaaS clients, such as enhancing the initial sales process, the client onboarding experience, and lifecycle management. The increase was also driven by our focus on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients, as SMBs increased virtual interactions with their customers in lieu of in-person interactions as a result of the COVID-19 pandemic.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Years Ended December 31,
	2022 (1)		2021 (2)

(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,202,388	100%	$1,113,382	100%
Cost of services	422,006	35.1%	408,043	36.6%
Gross profit	780,382	64.9%	705,339	63.4%

Operating expenses:
Sales and marketing	362,432	30.1%	357,813	32.1%
General and administrative	216,406	18.0%	153,902	13.8%
Impairment charges	102,222	8.5%	3,611	0.3%
Total operating expenses	681,060	56.6%	515,326	46.3%

Operating income	99,322	8.3%	190,013	17.1%

Other income (expense):
Interest expense	(60,407)	5.0%	(66,374)	6.0%
Other components of net periodic pension benefit (cost)	44,612	3.7%	14,829	1.3%
Other income (expense)	15,448	1.3%	(4,154)	0.4%
Income before income tax (expense)	98,975	8.2%	134,314	12.1%
Income tax (expense)	(44,627)	3.7%	(32,737)	2.9%
Net income	$54,348	4.5%	$101,577	9.1%
Other financial data:
Adjusted EBITDA(3)	$333,342	27.7%	$350,523	31.5%
Adjusted Gross Profit(4)	$819,150		$758,952
Adjusted Gross Margin(5)	68.1%		68.2%

(1)Consolidated results of operations includes Vivial's results of operations subsequent to the January 21, 2022 acquisition date.
(2)Consolidated results of operations includes Thryv Australia's results of operations subsequent to the March 1, 2021 acquisition date.
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
(5)See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Years Ended December 31,		Change
	2022 (1)	2021 (2)	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$820,032	$797,493	$22,539	2.8%
SaaS	211,801	170,498	41,303	24.2%
Thryv International
Marketing Services	166,010	144,837	21,173	14.6%
SaaS	4,545	554	3,991	NM
Total Revenue	$1,202,388	$1,113,382	$89,006	8.0%
(1)    Thryv U.S. Marketing Services includes Vivial revenue subsequent to the Vivial Acquisition.
(2)    Thryv International includes Thryv Australia revenue subsequent to the Thryv Australia Acquisition.
Total Revenue increased by $89.0 million, or 8.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in total Revenue was driven primarily by an increase in Thryv U.S. SaaS Revenue of $41.3 million, Thryv U.S Marketing Services Revenue of $22.5 million and Thryv International Marketing Services Revenue of $21.2 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue increased by $22.5 million, or 2.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Print revenue increased by $20.5 million, or 5.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by the Vivial Acquisition and the result of increasing the terms of our new Print publications from 15 months to 18 months. As a result, the revenue recognized upon delivery was based on a 18 month contract value for publications with new terms. The increase was partially offset by the secular decline in industry demand for Print services that resulted in a 14% decline in revenue compared to the year ended December 31, 2021, net of the impact of publication timing differences caused by our Print agreements having greater than 12 month terms. Print revenue is recognized upon delivery of the published directories. Individual directory titles have different lifecycles, with a typical lifecycle of 15 months for books published during the year ended December 31, 2021. Starting in the three months ended June 30, 2022, the typical life cycle was extended to 18 months for new directories. The titles published during the year ended December 31, 2022 are therefore different, and have longer terms, than the titles published during the year ended December 31, 2021 and represented more revenue than the titles published during the year ended December 31, 2021.
Digital revenue increased by $2.0 million, or 0.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by Digital revenue as a result of the Vivial Acquisition. This increase was partially offset by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
SaaS Revenue

Thryv U.S. SaaS revenue increased by $41.3 million, or 24.2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue increased by $21.2 million, or 14.6%, for the year ended December 31, 2022 compared to the ten months ended December 31, 2021. As the Thryv Australia Acquisition was completed on March 1, 2021, no revenue was recognized for Thryv International during the two months ended February 28, 2021. In addition, upon the Thryv Australia Acquisition, the deferred revenue balance assumed was reduced due to the purchase price allocation, which negatively impacted revenue recognized in the ten months ended December 31, 2021 by $37.9 million. These increases in revenue were partially offset by lower Print revenue resulting from the secular decline in industry demand for Print services in Australia.
SaaS Revenue
Thryv International SaaS revenue increased $4.0 million for the year ended December 31, 2022 compared the ten months ended December 31, 2021. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.
Cost of Services

Cost of services increased by $14.0 million, or 3.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to $25.4 million of printing, distribution and digital and fulfillment support costs, primarily related to the Vivial Acquisition. Contract services also increased $17.8 million, primarily related to the Vivial Acquisition and continued investments in the Thryv platform. The increase was partially offset by a $14.9 million decrease in depreciation and amortization expense, driven by the accelerated amortization method used by the Company. The Company uses the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible asset is greater in the earlier years and then steadily declines over time based on expected future cash flows.
Gross Profit

Gross profit increased by $75.0 million, or 10.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our gross margin increased by 150 basis points, to 64.9%, for the year ended December 31, 2022 compared to 63.4% for the year ended December 31, 2021. These increases were primarily due to higher revenue from Thryv International marketing services and growth in our SaaS segments.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $4.6 million, or 1.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to $12.8 million of additional employee-related costs primarily related to the acquisitions of Thryv Australia and Vivial, and an increase in commission expenses of $13.3 million as a result of the Vivial Acquisition and higher Thryv platform sales. The increase was partially offset by a $6.8 million decrease in contract services, due to strategic cost-saving initiatives, and a $11.8 million decrease in advertising and sales promotion expenses.

General and Administrative

General and administrative expense increased by $62.5 million, or 40.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily attributable to an increase in employee-related costs, driven by the acquisitions of Thryv Australia and Vivial of $25.5 million, bad debt expense of $8.5 million, a $5.7 million gain on the sale of assets recognized in 2021, contract services of $4.3 million and share-based compensation expense of $3.4 million. General and administrative expenses also increased $18.4 million, as a result of higher software costs and other expenses related to the Vivial Acquisition, and $5.9 million as a result of depreciation and amortization expense, driven by the accelerated amortization method used by the Company. The Company uses the income forecast method, which is an accelerated amortization method that assumes the remaining value of the intangible asset is greater in the earlier years and then steadily declines over time based on expected future cash flows. These increases were partially offset by a $12.4 million decrease in transaction costs related to the Thryv Australia Acquisition, which occurred in the first quarter of 2021.
Impairment Charges
Impairment charges increased by $98.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Impairment charges of $102.2 million were incurred primarily as a result of a goodwill impairment in our U.S. Marketing Services segment during the year ended December 31, 2022, while $3.6 million of impairment charges were recognized during the year ended December 31, 2021.

Other Income (Expense)

Interest Expense
Interest expense decreased by $6.0 million, or 9.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven primarily by lower outstanding debt balances resulting from payments of $112.5 million made on our Term Loan, partially offset by the impact of higher interest rates during the year ended December 31, 2022, compared to the year ended December 31, 2021,

Other Components of Net Periodic Pension Benefit (Cost)
Other components of net periodic pension benefit (cost) increased by $29.8 million for the year ended December 31, 2022. This change was primarily due to a remeasurement gain of $43.6 million recognized during the year ended December 31, 2022, compared to a remeasurement gain of $13.4 million recognized during the year ended December 31, 2021. The net actuarial gain in the benefit obligations of $45.1 million for the year ended December 31, 2022 was a result of gains attributable to increasing discount rates due to changes in the corporate bond markets and economic and demographic assumption updates, partially offset by losses attributable to actual asset performance falling short of expectations and plan experience different than expected.

Other Income (Expense)

During the year ended December 31, 2022, the Company recognized other income of $15.4 million, which primarily represents the $10.9 million bargain purchase gain as a result of the Vivial Acquisition and foreign currency-related gains. During the year ended December 31, 2021, the Company incurred other expense of $4.2 million, which included a loss of $3.1 million primarily resulting from the termination of leaseback obligations associated with land and a building in Tucker, Georgia, and foreign currency-related expenses.

Income Tax (Expense) Benefit

Income tax (expense) increased by $11.9 million, or 36.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The effective tax rate was 45.1% and 24.4% for the year ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the 21.0% U.S. Federal statutory rate primarily due to our geographic mix of taxable income in various tax jurisdictions, and tax permanent differences primarily attributable to the impact of the goodwill impairment allocated to non-deductible goodwill and non-deductible executive compensation.

Adjusted EBITDA

Adjusted EBITDA decreased by $17.2 million, or 4.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in Adjusted EBITDA was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. These decreases were partially offset by increased revenue in the Thryv International Marketing Services segment due to an adjustment recognized upon the Thryv Australia Acquisition to reduce the deferred revenue balance assumed, which negatively impacted revenue recognized in the year ended December 31, 2021. These decreases were further offset by the impact of the results in our U.S. SaaS segment, the Vivial Acquisition and the result of increasing the terms of our print publications from 15 months to 18 months in our Thryv U.S. Marketing Services segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Years Ended December 31, 2021 and 2020

For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K year ended December 31, 2021.

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
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of Adjusted EBITDA
Net income	$54,348	$101,577	$149,221
Impairment charges	102,222	3,611	24,911
Depreciation and amortization expense	88,392	105,473	146,523
Interest expense	60,407	66,374	68,539
Income tax expense (benefit)	44,627	32,737	(107,983)
Restructuring and integration expenses (1)	17,804	18,145	28,459
Stock-based compensation expense (benefit) (2)	14,628	8,094	(2,895)
Transaction costs (3)	6,119	25,059	20,999
Other components of net periodic pension (benefit) cost (4)	(44,612)	(14,829)	42,236
Non-cash (gain) loss from remeasurement of indemnification asset (5)	(2,148)	(1)	5,443
Other (6)	(8,445)	4,283	(3,614)
Adjusted EBITDA	$333,342	$350,523	$371,839
(1)    For the years ended December 31, 2022 and 2021, expenses related to periodic efforts to enhance efficiencies and reduce costs, and included severance benefits, loss on disposal of fixed assets and capitalized software, and costs associated with abandoned facilities and system consolidation. For the year ended December 31, 2020, a portion of the severance benefits, amounting to $5.0 million resulted from COVID-19. For further detail on severance benefits, see Note 8, Accrued Liabilities, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report. For the year ended December 31, 2020, restructuring and integration charges included severance benefits, facility exit costs, system consolidation and integration costs, and professional consulting and advisory services costs related to the YP Acquisition.
(2)    The Company records stock-based compensation expense related to the amortization of the grant date fair value of the Company’s stock-based compensation awards. Additionally, stock-based compensation expense included the remeasurement of these awards at each period end prior to October 1, 2020. See Note 4, Fair Value Measurements, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(3)     Expenses related to the Company's direct listing on Nasdaq, the Thryv Australia Acquisition, the Vivial acquisition and other transaction costs.
(4)    Other components of net periodic pension (benefit) cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of other components of net periodic pension (benefit) cost relates to the mark-to-market pension remeasurement.
(5)     In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date.
(6)    During the year ended December 31, 2022, Other primarily represents the bargain purchase gain as a result of the Vivial Acquisition, partially offset by foreign exchange-related expense. During the years ended December 31, 2021 and 2020, Other primarily includes expenses related to potential non-income based tax liabilities and foreign exchange-related expense.
The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Year Ended December 31, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$539,543	$130,272	$108,496	$2,071	$780,382
Plus:
Depreciation and amortization expense	17,800	4,657	15,385	505	38,347
Stock-based compensation expense	332	89	—	—	421
Adjusted Gross Profit	$557,675	$135,018	$123,881	$2,576	$819,150
Gross Margin	65.8%	61.5%	65.4%	45.6%	64.9%
Adjusted Gross Margin	68.0%	63.7%	74.6%	56.7%	68.1%

	Year Ended December 31, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$539,866	$104,944	$60,761	$(232)	$705,339
Plus:
Depreciation and amortization expense	16,978	3,700	32,463	92	53,233
Stock-based compensation expense	309	71	—	—	380
Adjusted Gross Profit	$557,153	$108,715	$93,224	$(140)	$758,952
Gross Margin	67.7%	61.6%	42.0%	(41.9)%	63.4%
Adjusted Gross Margin	69.9%	63.8%	64.4%	(25.3)%	68.2%

	Year Ended December 31, 2020
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$610,479	$59,214	$—	$—	$669,693
Plus:
Depreciation and amortization expense	64,498	8,548	—	—	73,046
Stock-based compensation expense	(64)	(8)	—	—	(72)
Adjusted Gross Profit	$674,913	$67,754	$—	$—	$742,667
Gross Margin	62.3%	45.6%	—%	—%	60.4%
Adjusted Gross Margin	68.9%	52.2%	—%	—%	66.9%
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

For a discussion on contingent obligations, see Note 15, Contingent Liabilities, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report.
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Years Ended December 31,		$
(in thousands)	2022	2021	Change
Cash flows provided by (used in):
Operating activities	$148,573	$170,571	$(21,998)
Investing activities	(52,026)	(196,575)	144,549
Financing activities	(91,097)	39,088	(130,185)
Effects of exchange rate changes on cash and cash equivalents	(827)	(1,933)	1,106
Increase in Cash and cash equivalents	$4,623	$11,151	$(6,528)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $22.0 million, or 12.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to the impact of changes in working capital, primarily driven by the timing of accounts receivable collections and cash expenditures. This decrease was partially offset by lower interest payments of $9.7 million, lower income tax payments of $5.6 million, and lower transaction cost payments related to the Vivial Acquisition on January 21, 2022 compared to the Thryv Australia Acquisition on March 1, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $144.5 million, or 73.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to the difference in the cash paid of $175.4 million in connection with the Thryv Australia Acquisition on March 1, 2021, compared to the cash paid of $22.8 million in connection with the Vivial Acquisition on January 21, 2022, and a decrease in proceeds from the sales of assets of $6.8 million.

Cash Flows from Financing Activities

Net cash from financing activities decreased by $130.2 million, or 333.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily driven by net proceeds received from the Term Loan of $679.0 million, partially offset by cash used to repay the remaining outstanding principal balance of the Senior Term Loan of $449.6 million, used to finance the Thryv Australia Acquisition and refinance the Senior Term Loan during the year ended December 31, 2021. This was partially offset by payments made on the Term Loan of $112.5 million during the year ended December 31, 2022, compared to payments made on the Term Loan of $158.0 million during the year ended December 31, 2021. The decrease was further offset by an increase in net proceeds from the ABL Facility $53.9 million, as a result of lower proceeds of $70.0 million and lower payments of $123.9 million.

The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Years Ended December 31,		$
	2021	2020	Change
(in thousands)
Cash flows provided by (used in):
Operating activities	$170,571	$232,772	(62,201)
Investing activities	(196,575)	(26,211)	(170,364)
Financing activities	39,088	(206,067)	245,155
Effects of exchange rate changes on cash and cash equivalents	(1,933)	—	(1,933)
Increase in Cash and cash equivalents	$11,151	$494	$10,657

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $62.2 million, or 26.7%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily due to the timing of accounts receivable collections, the timing of billing of unbilled receivables in accordance with the terms of our print agreements, and the timing of payments against accounts payable and taxes payable, in addition to the overall decline of our sales. The change in cash flows from operating activities was also affected by lower income tax payments of $39.1 million and lower interest payments of $6.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $170.4 million, or 650.0%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily due to cash paid of $175.4 million in connection with the Thryv Australia Acquisition on March 1, 2021, partially offset by an increase in proceeds from the sales of assets of

$5.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $245.2 million, or 119.0%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by net proceeds received from the Term Loan of $679.0 million, partially offset by cash used to repay the remaining outstanding principal balance of the Senior Term Loan of $449.6 million, payments made on the Term Loan of $158.0 million, compared to payments made on the Senior Term Loan of $160.4 million during the year ended December 31, 2020. Net cash from financing activities also increased as a result of lower payments of $83.9 million on the ABL Facility and $30.6 million for the repurchase of shares of our outstanding common stock. These increases in net cash from financing activities were partially offset by lower proceeds from the ABL Facility of $97.5 million.

Debt

Term Loan

On March 1, 2021, the Company entered into the Term Loan. The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's Senior Term Loan and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established the Term Loan Facility in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company, as of March 1, 2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter.

As of December 31, 2022, no portion of the Term Loan was held by related parties who were equity holders of the Company on that date. As of December 31, 2021, 31.4% of the Term Loan was held by related parties who are equity holders of the Company.
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

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of December 31, 2022. We had total recorded debt outstanding of $469.8 million (net of $14.1 million of unamortized original issue discount (“OID”) and debt issuance cost) at December 31, 2022, which was comprised of amounts outstanding under our Term Loan of $429.4 million and ABL Facility of $54.6 million.
As of December 31, 2022, the Company had borrowing capacity of $91.9 million under the ABL Facility.

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

We derive revenue from our four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS. The Company has determined that each of its services is distinct and represents a separate performance obligation because the SMB can benefit from each service on its own or together with other resources that are readily available to the SMB, and services are separately identifiable from other promises in the contract. Revenue for all services is recognized when control transfers to the SMB. For print solutions, control transfers upon delivery of the published directories. Control over SaaS and digital services transfers to the SMB evenly over the service period.

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

The Company has determined that sales commissions are incremental and recoverable costs of obtaining a contract. However, commissions related to renewal contracts are not commensurate with costs incurred to obtain an initial contract. Therefore, commissions incurred to obtain a new contract are capitalized and recognized over the benefit period, which is determined to be 18 months based on expected contract renewals, the Company’s technology development life-cycle, and other factors. Renewal commissions are expensed as incurred under practical expedient available under ASC 606.

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

Business Combinations, Goodwill and Intangible Assets

Business Combinations

We have completed several acquisitions of other businesses in the past, including the Vivial Acquisition on January 21, 2022, the Thryv Australia Acquisition on March 1, 2021 and the YP Acquisition on June 30, 2017, and we may acquire additional businesses in the future. In an acquisition, we first review if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If such concentration exists, the transaction is considered an asset acquisition rather than a business combination.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is tested annually for impairment as of October 1st and at any time upon the occurrence of certain triggering events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing a qualitative impairment assessment requires an examination of relevant events and circumstances that could have a negative impact on the carrying value of our Company, such as macroeconomic conditions, industry and market conditions, earnings and cash flows, overall financial performance, and other relevant entity-specific events. If the Company concludes an impairment is more likely than not through its qualitative assessment, then it is required to perform a quantitative assessment for impairment. The quantitative estimates of the fair value of the Company’s reporting units are primarily determined using an income approach based on discounted cash flows. The discounted cash flow methodology requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, current and anticipated economic conditions and trends, the estimation of the long-term growth rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in the estimates and assumptions incorporated in our impairment assessment could materially affect the determination of fair value and the associated impairment charge.

On October 1, 2022, we performed our annual impairment test in accordance with ASC 350-30-35, Intangibles-Goodwill and Other. As a result, the Company recognized a non-cash impairment charge of $102.0 million in the fourth quarter of 2022 to reduce goodwill for its Thryv U.S. Marketing Services reporting unit. No goodwill impairment charges were recorded on the Company's other reporting units during the year ended December 31, 2022. Additionally, no goodwill impairment charges were recorded in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2021 and 2020.

As of December 31, 2022, goodwill was $566.0 million. For additional information related to goodwill, see Note 5, Goodwill and Intangible Assets to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report.

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Stock-Based Compensation

The Company established a stock-based compensation plan which allows for incentive awards to be granted to designated eligible employees, non-management directors, consultants, and independent contractors providing services to the Company. Our stock incentive plans permitted grants of cash-settled stock options. Prior to October 1, 2020, these awards were classified as liabilities due to our intent to net cash settle upon exercise. Accordingly, the fair value of these awards is initially measured at the grant date and is remeasured each subsequent reporting date, until the award is settled or forfeited, with remeasurement (gains)/losses recognized in Cost of services, Sales and Marketing and General and administrative expenses, in accordance with the awards’ vesting schedule. As a result of completing the direct listing on October 1, 2020, the Company no longer intends to cash settle these stock options upon exercise. Based on the Company’s intention to equity settle upon exercise, these stock options are classified as equity awards as of December 31, 2022, 2021 and 2020. Accordingly, the fair value is measured at the date of the grant and recognized over the requisite service period (generally three to four years).

Determining the fair value of stock-based compensation awards requires the use of judgment. We use the Black-Scholes option-pricing model to determine the fair value of our stock options. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including the fair value of common stock and its volatility, the expected life of the option, and the risk-free interest rate for a period that approximates the expected life of the option. We also use the Monte Carlo simulation model to determine the fair value of our PSUs with Market Conditions. The Monte Carlo simulation model requires inputs based on certain subjective assumptions, including the fair value of common stock and its volatility, the expected life of the PSU, and the risk-free interest rate for a period that approximates the expected life of the PSU.

The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. If any of the assumptions used in the Black-Scholes option pricing model or the Monte Carlo simulation model change significantly, stock-based compensation expense for future awards may differ compared with the awards granted previously.

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

Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021, and 2020, included in Part II, Item 8 in this Annual Report, for a discussion of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2022, we had total recorded debt outstanding of $469.8 million (net of $14.1 million of unamortized original issue discount and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $429.4 million and ABL Facility of $54.6 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $4.8 million annually based on the debt outstanding at December 31, 2022.

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

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thryv Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Thryv Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment of Thryv U.S. Marketing Services Reporting Unit
As described in Note 5 to the consolidated financial statements, the Company performs its annual impairment test for all its reporting units on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. The results of the quantitative impairment test indicated that the Thryv U.S. Marketing Services reporting unit had a carrying value that exceeded its fair value. As a result, the Company recorded $102.0 million of goodwill impairment during the year ended December 31, 2022. We identified the fair value estimate of the Thryv U.S. Marketing Services reporting unit as a critical audit matter.

The principal consideration for our determination that the fair value estimate of the Thryv U.S. Marketing Services reporting unit is a critical audit matter is that the significant assumptions made by management involve subjectivity and judgment in the preparation of discounted future cash flows. The reporting unit discounted future cash flows include certain management assumptions that are complex and have a higher degree of estimation uncertainty. Changes in these assumptions could have a significant impact on the fair value estimate. These assumptions include forward-looking projections related to revenue and operating expenses and the application of a discount rate. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and audit effort, including the need to involve valuation specialists.

Our audit procedures related to the fair value estimate of the Thryv U.S. Marketing Services reporting unit included the following, among others.

a.We tested the design and operating effectiveness of relevant controls relating to management’s preparation and review of the discounted future cash flows and the discount rate applied, and review of the methodologies applied by third-party valuation specialists engaged by the Company.
b.We evaluated the reasonableness of forecasted revenues and operating expenses used in the future discounted cash flows by comparing them to historical results and comparing prior year forecasted amounts to respective actual results.
c.With the assistance of a valuation specialist, we evaluated the reasonableness of the discount rate and the appropriateness of the methodologies used by the Company.
d.We evaluated the qualifications of the third-party valuation specialists engaged by the Company based on their credentials and experience.

Pension Obligations
As described in Note 11 to the consolidated financial statements, the Company’s aggregate net pension obligations at December 31, 2022 was $73.4 million and is calculated as $444.9 million of defined benefit pension obligation for its defined benefit pension plans less the related pension assets of $371.5 million. The Company recorded a net periodic pension benefit of $44.6 million for the year-ended December 31, 2022. The Company remeasures the defined benefit pension obligations annually or upon a remeasurement date, with actuarial gains and losses immediately recorded in operating results during the period they occur. We identified the defined benefit pension obligation estimates for the Dex Pension Plan and YP Holdings LLC Pension Plan, as a critical audit matter.

The principal consideration for our determination that the defined benefit pension obligation estimates for the Dex Pension Plan and YP Holdings LLC Pension Plan is a critical audit matter is that the significant assumptions utilized in such estimates are subjective in nature and complex, including the discount rates and mortality rates used in the actuarial calculations. Changes in these assumptions could have a significant impact on the defined benefit pension obligation estimates and related actuarial gains and losses recognized. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and audit effort, including the need to involve actuary specialists.

Our audit procedures related to projected benefit obligation estimates included the following, among others.

a.We tested the design and operating effectiveness of relevant controls relating to management’s determination and review of the discount rate applied in estimating the defined benefit pension obligations, and review of the actuarial significant assumptions applied by the actuary specialist engaged by the Company.
b.With the assistance of an actuary specialist, we evaluated the reasonableness of the Company’s significant assumptions related to the discount rates and mortality rates used in determining the projected benefit obligations.
c.We evaluated the qualifications of the actuary specialists engaged by the Company based on their credentials and experience.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Thryv Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Thryv Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young, LLP

Dallas, Texas
March 15, 2022

except for Note 17, Segment Information, as to which the date is
February 23, 2023

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Revenue	$1,202,388	$1,113,382	$1,109,435
Cost of services	422,006	408,043	439,742
Gross profit	780,382	705,339	669,693

Operating expenses:
Sales and marketing	362,432	357,813	315,195
General and administrative	216,406	153,902	177,574
Impairment charges	102,222	3,611	24,911
Total operating expenses	681,060	515,326	517,680

Operating income	99,322	190,013	152,013
Other income (expense):
Interest expense	(56,902)	(48,867)	(51,537)
Interest expense, related party	(3,505)	(17,507)	(17,002)
Other components of net periodic pension benefit (cost)	44,612	14,829	(42,236)
Other income (expense)	15,448	(4,154)	—
Income before income tax (expense) benefit	98,975	134,314	41,238
Income tax (expense) benefit	(44,627)	(32,737)	107,983
Net income	$54,348	$101,577	$149,221
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(8,214)	(8,047)	—
Comprehensive income	$46,134	$93,530	$149,221

Net income per common share:
Basic	$1.58	$3.02	$4.73
Diluted	$1.49	$2.78	$4.42

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	34,336,493	33,607,446	31,522,845
Diluted	36,506,095	36,495,746	33,795,594
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$16,031	$11,262
Accounts receivable, net of allowance of $14,766 in 2022 and $17,387 in 2021	284,698	279,053
Contract assets, net of allowance of $33 in 2022 and $88 in 2021	2,583	5,259
Taxes receivable	11,553	14,711
Prepaid expenses	25,092	22,418
Indemnification asset	26,495	24,346
Other current assets	11,864	13,596
Total current assets	378,316	370,645
Fixed assets and capitalized software, net	42,334	50,938
Goodwill	566,004	671,886
Intangible assets, net	34,715	82,577
Deferred tax assets	113,859	90,565
Other assets	42,649	33,891
Total assets	$1,177,877	$1,300,502

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$18,972	$8,610
Accrued liabilities	126,810	131,813
Current portion of unrecognized tax benefits	31,919	29,771
Contract liabilities	41,854	51,726
Current portion of long-term debt	70,000	70,000
Other current liabilities	10,937	15,214
Total current liabilities	300,492	307,134
Term Loan, net	345,256	309,672
Term Loan, related party	—	142,875
ABL Facility	54,554	39,929
Pension obligations, net	72,590	140,167
Deferred tax liabilities	513	10,798
Other liabilities	22,205	35,212
Total long-term liabilities	495,118	678,653
Commitments and contingencies (see Note 15)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 61,279,379, shares issued and 34,593,837 shares outstanding at December 31, 2022; and 60,830,853 shares issued and 34,145,311 shares outstanding at December 31, 2021	613	608
Additional paid-in capital	1,105,701	1,084,288
Treasury stock - 26,685,542 shares at December 31, 2022 and December 31, 2021	(468,879)	(468,879)
Accumulated other comprehensive income (loss)	(16,261)	(8,047)
Accumulated deficit	(238,907)	(293,255)
Total stockholders' equity	382,267	314,715
Total liabilities and stockholders' equity	$1,177,877	$1,300,502
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2019	57,443,282	$574	$1,008,701	(23,952,756)	$(437,962)	$—	$(544,053)	$27,260
Purchase of treasury stock	—	—	—	(2,682,042)	(30,626)	—	—	(30,626)
Exercise of stock options	2,147,140	22	14,075	(112,469)	(1,282)	—	—	12,815
Reclass of stock options from liability to equity classification	—	—	37,661	—	—	—	—	37,661
Private placement	—	—	(813)	68,857	1,257	—	—	444
Net income	—	—	—	—	—	—	149,221	149,221
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$—	$(394,832)	$196,775
Exercise of stock options	669,836	6	2,678	(7,132)	(266)	$—	—	2,418
Exercise of stock warrants	570,595	6	13,892	—	—	—	—	13,898
Stock compensation expense	—	—	8,094	—	—	—	—	8,094
Cumulative translation adjustment, net of tax			—	—	—	(8,047)		(8,047)
Net income	—	—	—	—	—	—	101,577	101,577
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715
Exercise of stock options	445,904	5	6,721	—	—	—	—	6,726
Exercise of stock warrants	2,622	—	64	—	—	—	—	64
Stock compensation expense	—	—	14,628	—	—	—	—	14,628
Cumulative translation adjustment, net of tax	—	—	—	—	—	(8,214)	—	(8,214)
Net income	—	—	—	—	—	—	54,348	54,348
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$54,348	$101,577	$149,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,392	105,473	146,523
Amortization of debt issuance costs	5,749	4,919	1,068
Deferred income taxes	(15,119)	(20,438)	(147,329)
Provision for credit losses and service credits	25,971	19,394	64,627
Stock-based compensation expense (benefit)	14,628	8,094	(2,895)
Other components of net periodic pension (benefit) cost	(44,612)	(14,829)	42,236
Impairment charges	102,222	3,611	24,911
(Gain) loss on foreign currency exchange rates	(1,591)	745	—
Bargain purchase gain	(10,883)	—	—
Other, net	(2,866)	(2,569)	8,987
Changes in working capital items, excluding acquisitions:
Accounts receivable	(5,242)	74,368	41,382
Contract assets	2,764	5,628	369
Prepaid expenses and other assets	2,518	6,084	472
Accounts payable and accrued liabilities	(41,105)	(125,883)	(86,161)
Other liabilities	(26,601)	4,397	(10,639)
Net cash provided by operating activities	148,573	170,571	232,772

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(29,233)	(26,849)	(27,757)
Proceeds from the sale of assets	—	6,836	1,546
Acquisition of a business, net of cash acquired	(22,793)	(175,370)	—
Other	—	(1,192)	—
Net cash (used in) investing activities	(52,026)	(196,575)	(26,211)

Cash Flows from Financing Activities
Proceeds from Term Loan	—	418,070	—
Proceeds from Term Loan, related party	—	260,930	—
Payments of Term Loan	(104,165)	(110,215)	—
Payments of Term Loan, related party	(8,347)	(47,785)	—
Payments of Senior Term Loan	—	(335,821)	(113,747)
Payments of Senior Term Loan, related party	—	(113,789)	(46,643)
Proceeds from ABL Facility	976,296	1,046,249	1,143,700
Payments of ABL Facility	(961,670)	(1,085,558)	(1,169,446)
Purchase of treasury stock	—	—	(30,626)
Proceeds from exercises of stock options and stock warrants	6,789	20,967	11,241
Other	—	(13,960)	(546)
Net cash (used in) provided by financing activities	(91,097)	39,088	(206,067)

Effect of exchange rate changes on cash and cash equivalents	(827)	(1,933)	—
Increase in cash and cash equivalents and restricted cash	4,623	11,151	494
Cash and cash equivalents and restricted cash, beginning of period	13,557	2,406	1,912
Cash and cash equivalents and restricted cash, end of period	$18,180	$13,557	$2,406

Supplemental Information
Cash paid for interest	$57,084	$66,737	$72,931
Cash paid for income taxes, net	$58,259	$63,893	$24,799
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

During the second quarter of 2022, the Company started reflecting its Thryv International SaaS business as a separate reportable segment. As such, beginning on April 1, 2022, the results of our international SaaS business are being presented separately from the results of our international marketing services business. Comparative prior periods have been recast to reflect the current presentation.

The Company reports its results based on four reportable segments:

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

The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation. See Note 17, Segment Information.

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

Certain reclassifications have been made to the December 31, 2020 consolidated financial statements and accompanying notes to conform to the December 31, 2022 presentation. All conforming reclassifications were immaterial and did not impact the Company’s Net income. These conforming reclassifications did not result in material changes to the presentation of the financial statements for the year ended December 31, 2020.

Gross Profit Change

During the year ended December 31, 2021, the Company revised the format of its consolidated statements of operations since the issuance of its Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”) in order to provide better insight into the Company's results of operations and to align its presentation to certain industry competitors. As a result, a Gross profit subtotal line item was added within the Company’s consolidated statements of operations and comprehensive income. Additionally, the Company reclassified Depreciation and amortization from a single line item in its consolidated statements of operations and comprehensive income to be reflected as a component of Gross profit, Sales and marketing expense, and General and administrative expense.

The following summarizes the changes made to the Company's consolidated statements of operations for December 31, 2020:

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

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Standalone selling price is the price at which the Company would sell a promised service separately to a client. Judgment is required to determine the standalone selling price for each distinct performance obligation. Often times, the Company does not have sufficient standalone sales information, as contracts with customers generally include multiple performance obligations. When standalone sales information is not available, the Company estimates standalone selling price using information that may include average selling price, market conditions, entity specific factors such as pricing and discounting strategies, and other inputs.

Costs to Obtain and Fulfill a Contract with a Customer

Costs to Obtain a Contract with a Customer

The Company has determined that sales commissions paid to employees and certified marketing representatives associated with selling the Company’s print, digital and SaaS services are considered incremental and recoverable costs of obtaining a contract.

Commissions related to renewal contracts are not commensurate with costs incurred to obtain an initial contract. Therefore, commissions incurred to obtain a new contract are capitalized and recognized over the benefit period, which is determined to be eighteen months based on expected contract renewals, the Company’s technology development life-cycle, and other factors. Commissions for renewals of existing contracts are expensed as incurred under a practical expedient, which allows an entity to expense costs to obtain a contract with an amortization period of less than twelve months.

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

The following table sets for the Company's deferred costs to obtain contracts, as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Deferred costs to obtain contracts - Current assets	$6,855	$7,126
Deferred costs to obtain contracts - Non-current assets	741	1,812

Amortization of the Company's deferred costs to obtain contracts, for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Amortization of deferred costs to obtain contracts	$12,110	$11,847	$13,628

Costs to Fulfill a Contract with a Customer

Direct costs associated with fulfilling PYP contracts with a client include costs related to printing and distribution. Directly attributable costs incurred to fulfill print services are capitalized as incurred and then expensed at the time of delivery, in line with the recognition of revenue. Costs to fulfill SaaS and digital contracts with clients are expensed as incurred.

The following table sets for the Company's deferred costs to fulfill contracts as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Deferred costs to fulfill contracts (1)	$2,689	$3,466
(1)     Included in Other current assets on the Company's consolidated balance sheets.

Amortization of the Company's deferred costs to fulfill contracts for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Amortization of deferred costs to fulfill contracts (1)	$3,466	$2,687	$4,849
(1)    These costs were recorded in Cost of services in the Company's consolidated statements of operations and comprehensive income.

The Company recorded no impairment losses associated with these deferred costs during the years ended December 31, 2022, 2021, and 2020.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents consist of bank deposits. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

The following table presents a reconciliation of Cash and cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the years ended December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$16,031	$11,262
Restricted cash, included in Other current assets	2,149	2,295
Total Cash and cash equivalents and restricted cash	$18,180	$13,557

Accounts Receivable, Net of Allowance

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized, but amounts have not yet been billed to the client.

Accounts receivable are recorded net of an allowance for credit losses. The Company’s exposure to expected credit losses depends on the financial condition of its clients and other macroeconomic factors. The Company maintains an allowance for credit losses based upon its estimate of potential credit losses. This allowance is based upon historical and current client collection trends, any identified client-specific collection issues, and current as well as expected future economic conditions and market trends. See Note 6, Allowance for Credit Losses, for additional information.

The following table represents the components of Accounts receivable, net of allowance:

	December 31,
(in thousands)	2022	2021
Accounts receivable	$80,369	$81,445
Unbilled accounts receivable (1)	219,095	214,995
Total accounts receivable	$299,464	$296,440
Less: allowance for credit losses	(14,766)	(17,387)
Accounts receivable, net of allowance	$284,698	$279,053
(1)     Unbilled accounts receivable relates primarily to the Company’s print services, which are recognized at a point in time upon delivery of the print services to the intended market(s), but are billed to customers monthly after the delivery of the print services. Unbilled accounts receivable are reclassified as billed accounts receivable monthly when the customers are invoiced.

The following table represents the components of unbilled accounts receivable from contracts with customers:

	December 31,
(in thousands)	2022	2021
Unbilled accounts receivable - current	$219,095	$214,995
Unbilled accounts receivable - non-current (1)	23,653	—
Total unbilled accounts receivable	$242,748	$214,995
(1)     Included in Other assets on the Company's consolidated balance sheets.

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

The remaining approximately 10% of revenue in all periods presented was derived from the sale of marketing services to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these businesses. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from these businesses. While the Company still has exposure to credit risks, historically, the losses from these clients have been less than that of local SMBs.

The Company conducts its operations primarily in the United States and Australia. In 2022, the Company's top ten directories, as measured by revenue, accounted for approximately 1% of total revenue. No single directory or client accounted for more than 1% of the Company’s revenue for the years ended December 31, 2022, 2021 and 2020. Additionally, no single client or CMR accounted for more than 5% of the Company’s outstanding accounts receivable as of December 31, 2022 and 2021.

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
(1)    Leasehold improvements are depreciated at the shorter of their estimated useful lives or the lease term. See Note 7, Fixed Assets and Capitalized Software.

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

The Company performed its annual impairment test on goodwill as of October 1, 2022. The annual impairment test resulted in a non-cash impairment charge of $102.0 million for the year ended December 31, 2022 to reduce goodwill for its Thryv U.S. Marketing Services reporting unit. See Note 5, Goodwill and Intangible Assets.

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

The Company sponsors two frozen pension plans for its employees, the Dex Pension Plan and the YP Holdings LLC Pension Plan. The Company also maintains two non-qualified pension plans for certain executives, the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan, which are also frozen plans. Pension assets related to the

Company’s qualified pension plans, which are held in master trusts and recorded in Pension obligations, net on the Company’s consolidated balance sheets, are valued in accordance with ASC 820, Fair Value Measurement. See Note 11, Pensions, for additional information.

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

The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in (expense) benefit for income taxes in the consolidated statements of operations and comprehensive income. See Note 14, Income Taxes, for additional information.

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

Transaction gains or losses in currencies other than the functional currency and certain intercompany balances that will not be settled in the foreseeable future are included as a component of Other income (expense), net in the Company's consolidated statements of operations and comprehensive income.

Advertising Costs

Advertising costs, which include media, promotional, branding and online advertising, are included in Sales and marketing expense in the Company’s consolidated statements of operations and comprehensive income and are expensed as incurred. Advertising costs for the Company for the years ended December 31, 2022, 2021 and 2020 were $29.3 million, $40.8 million and $7.2 million, respectively.

Common Stock and Stock-Based Compensation

As of December 31, 2022, the Company had 61,279,379 and 34,593,837 shares of common stock issued and outstanding, respectively. As of December 31, 2021, the Company had 60,830,853 and 34,145,311 shares of common stock issued and outstanding, respectively. Each share of common stock comes with one vote with no special preferences provided to any one individual or group of common stockholders.

Additionally, as of December 31, 2022 and 2021, the Company had 26,685,542 shares of common stock in treasury.

Under the Company's 2016 Stock Incentive Plan, as amended (“2016 Plan”), and the Company's 2020 Incentive Award Plan (“2020 Plan”), (together, the “Stock Incentive Plans”), the Company has granted stock options, Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”).

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

The Company accounts for all stock options, RSUs and PSUs granted using a fair value method. Compensation expense for equity classified stock-based compensation awards is based on the fair value of the awards. The measurement date for awards is generally the date of the grant. The fair value is recognized over the requisite service period (generally three to four years). The Company has elected to account for forfeitures as they occur as a cumulative adjustment to stock-based compensation expense. See Note 12, Stock-Based Compensation and Stockholders' Equity, for additional information.

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

Compensation expense for liability classified stock-based compensation awards was based on the current fair value of the awards. This fair value was recognized over the requisite service period (generally three years). The Company elected to account for forfeitures as they occurred as a cumulative adjustment to stock-based compensation expense. See Note 12, Stock-Based Compensation and Stockholders' Equity, for additional information.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income (the “numerator”) by the weighted-average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated by including both the weighted-average number of common shares outstanding and any dilutive common stock equivalents within the denominator (diluted shares outstanding). The Company's common stock equivalents could consist of stock options, RSUs, PSUs, Employee Stock Purchase Plan shares (“ESPP”) and stock warrants, to the extent any are determined to be dilutive under the treasury stock method. Under the treasury stock method, the assumed proceeds relating to both the exercise price of stock options, RSUs, PSUs, ESPP shares and stock warrants, as well as the average remaining unrecognized fair value of stock options, are used to repurchase common shares at the average fair value price of the Company's common stock during the period. If the number of shares that could be repurchased, exceed the number of shares that could be issued upon exercise, the common stock equivalent is determined to be anti-dilutive. See Note 13, Earnings per Share, for additional information.

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

Thryv Add-ons

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

GMB Optimization services and SEO tools are an add-on to our Thryv platform that boost visibility online and increase exposure in search results for their individual services or products through a centralized Google My Business dashboard within the Thryv platform software. Users can track review ratings, upload photos and posts to share news with their clients.

HIPPA protections is an add-on to our Thryv platform that secures SMB accounts in accordance with privacy and HIPAA guidelines, so you can rest assured that the information your clients/patients share with you is secure in accordance with the Health Insurance Portability and Accountability Act (“HIPPA”), safeguarding medical information such as medical records and other identifiable health information.

Revenue for performance obligations related to Thryv platform and Thryv Leads Add-ons represent separate performance obligations and are recognized as revenue over time following the series guidance.

Disaggregation of Revenue
The Company presents disaggregated revenue based on the type of service within its segment footnote.

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the year ended December 31, 2022, the Company recognized revenue of $51.3 million, that was recorded in Contract liabilities as of December 31, 2021. For the year ended December 31, 2021, the Company recognized revenue of $18.9 million that was recorded in Contract liabilities as of December 31, 2020.

Pandemic Credits

During the years ended December 31, 2021 and 2020, the Company recognized pandemic credits of $3.2 million and $17.5 million, respectively, provided to customers most impacted by COVID-19. The Company reflected these price concessions as a reduction to Revenue in the consolidated statements of operations and comprehensive income. During the year ended December 31, 2022, the Company did not recognize any pandemic credits.

Note 3      Acquisitions

Vivial Acquisition

On January 21, 2022 (the “Vivial Acquisition Date”), Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial, a marketing and advertising company, for $22.8 million in cash (net of $8.5 million of cash acquired), subject to certain adjustments (the “Vivial Acquisition”). The assets acquired as part of these transactions consisted primarily of $27.7 million in current assets and $9.8 million in fixed and intangible assets, consisting primarily of customer relationships and technology assets, $14.5 million in deferred tax assets, along with a $10.9 million bargain purchase gain. The Vivial Acquisition resulted in a bargain purchase gain in part because the seller was motivated to divest its marketing services business that was in secular decline. The Company also assumed liabilities of $20.4 million, consisting primarily of accounts payable and accrued liabilities.

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

The following table summarizes the assets acquired and liabilities assumed at the Vivial Acquisition Date:

(in thousands)
Current assets	$27,705
Fixed and intangible assets	9,759
Deferred tax assets	14,530
Other assets	2,103
Current liabilities	(18,775)
Other liabilities	(1,646)
Bargain purchase gain	(10,883)
Fair value allocated to net assets acquired, net of bargain purchase gain	$22,793
The deferred tax asset primarily relates to excess carryover tax basis over book basis in intangibles as a result of the assessment of the fair value of the assets and liabilities assumed using the acquisition method of accounting.

The Vivial Acquisition has contributed $88.8 million in revenue to the Thryv U.S marketing services segment since the Vivial Acquisition Date.

As of December 31, 2022, the Company increased the purchase price by $0.8 million as a result of customary working capital adjustments, decreased the sales tax reserve by $3.2 million, and reclassified the presentation of certain assets and liabilities. The effect of these measurement period adjustments resulted in a $3.6 million increase in the bargain purchase gain for the year ended December 31, 2022.

For the year ended December 31, 2021, pro forma revenue, including the results of the Vivial acquisition, is $1,240 million. Pro forma information for the year ended December 31, 2022 and pro forma net income information for the year ended December 31, 2021 was insignificant.

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

In connection with the Thryv Australia Acquisition, the Company paid consideration of approximately $216.2 million in cash, subject to customary closing adjustments, financed by the Term Loan (as defined in Note 10, Debt Obligations) that was entered into on the Thryv Australia Acquisition Date. All acquisition-related costs, amounting to $8.7 million, were expensed as incurred by the Company and no portion of these costs are included in consideration transferred. These costs were presented within General and administrative expense in the Company's consolidated statement of operations and comprehensive income. Additionally, as part of the effort to fund the Thryv Australia Acquisition, the Company incurred debt issuance costs of $4.2 million related to the Term Loan, of which $2.5 million was capitalized and is being amortized using the effective interest method. See Note 10, Debt Obligations.

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

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Thryv Australia Acquisition been completed as of January 1, 2020, nor is it meant to be indicative of future results of operations that the combined entity will achieve:

	Years Ended December 31,
(in thousands)	2021	2020
Revenue	$1,181,643	$1,299,258
Net income	140,854	134,204

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 15, Contingent Liabilities, as part of the YP Acquisition agreement, the Company is indemnified for an uncertain tax position for up to the fair value of 1,804,715 shares held in escrow, subject to certain contract limitations (the “indemnification asset”). Due to an increase in the Company’s common stock share price as of December 31, 2022, the number of shares expected to be returned to seller is 1,394,450, which represents the number of shares required to satisfy the uncertain tax position less $8.0 million.

As of December 31, 2022 and December 31, 2021, the fair value of the Company's Level 1 indemnification asset was $26.5 million and $24.3 million, respectively. A gain of $2.1 million from the change in fair value of the Company’s Level 1 indemnification asset during the year ended December 31, 2022 was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive income.

Benefit Plan Assets

The fair value of benefit plan assets is measured and recorded on the Company's consolidated balance sheets using Level 1 and 2 inputs. See Note 11, Pensions.
Fair Value of Financial Instruments

The Company considers the carrying amounts of cash, trade receivables, and accounts payable to approximate fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.

Additionally, the Company considers the carrying amounts of its ABL Facility (as defined in Note 10, Debt Obligations) and financing obligations to approximate their respective fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See Note 10, Debt Obligations.

The Term Loan (as defined in Note 10, Debt Obligations) is carried at amortized cost; however, the Company estimates the fair value of the Term Loan for disclosure purposes. The fair value of the Term Loan is determined based on quoted prices that are observable in the marketplace and are classified as Level 2 measurements. See Note 10, Debt Obligations.
The following table sets forth the carrying amount and fair value of the Term Loan:

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$415,256	$410,065	$522,547	$533,651

Note 5     Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $566.0 million, net of $814.8 million accumulated impairment loss, as of December 31, 2022 and $671.9 million, net of $712.8 million accumulated impairment loss, as of December 31, 2021. As of December 31, 2022, $36.3 million of this goodwill was deductible for income tax purposes.

The Company currently has four reporting units. Accordingly, the Company assessed its goodwill for impairment under a four reporting unit structure as of October 1, 2022.

Goodwill Impairment

Management performs its annual goodwill impairment test on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.

The goodwill impairment test requires measurement of the fair value of the Company's reporting units, which is compared to the carrying value of the reporting units, including goodwill. Each reporting unit is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. Assessing the recoverability of goodwill requires estimates and assumptions about revenue, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors.

The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its reporting units as of October 1, 2022 as part of the annual impairment test. The estimated fair value of one of the Company's reporting units was below its carrying value, including goodwill. The historical secular decline in industry demand for Print services along with the historical trending decline in the Company's Marketing Services client base and competition in the consumer search and display space impacted the assumptions used to estimate the discounted future cash flows of some of the Company’s reporting units for purposes of performing the interim goodwill impairment test. These factors discussed above continue to have an adverse effect on the Company's estimated cash flows used in the discounted cash flow model. As a result, the Company recognized a non-cash impairment charge of $102.0 million in the fourth quarter of 2022 to reduce goodwill for its Thryv U.S. Marketing Services reporting unit. No goodwill impairment charges were recorded on the Company's other reporting units during the year ended December 31, 2022. No goodwill impairment charges were recorded in the Company's consolidated statements of operations and comprehensive income for the years ended December 31, 2021 and 2020. Additionally, the Company concluded that an impairment triggering event did not occur during the three months ended December 31, 2022.

The following table sets forth the changes in the carrying amount of goodwill for each of the Company's reporting units for the years ended December 31, 2022 and 2021:

	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Balance as of December 31, 2020	$390,573	$218,884	$—	$—	$609,457
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Thryv Australia Acquisition	—	—	64,392	—	64,392
Effects of foreign currency translation	—	—	(1,963)	—	(1,963)
Balance as of December 31, 2021	$390,573	$218,884	$62,429	$—	$671,886
Additions	—	—	—	—	—
Impairments	(102,000)	—	—	—	(102,000)
Effects of foreign currency translation	—	—	(3,882)	—	(3,882)
Balance as of December 31, 2022	$288,573	$218,884	$58,547	$—	$566,004
Intangible Assets

The Company had definite-lived intangible assets of $34.7 million and $82.6 million as of December 31, 2022 and 2021, respectively.

As a result of the goodwill impairment noted above, the Company performed impairment tests as of December 31, 2022 on its intangible assets. Based on the Company’s test of recoverability using estimated undiscounted future cash flows, the carrying values of the Company’s definite-lived intangible assets were determined to be recoverable, and no impairment was recognized. Accordingly, no impairment charges were recorded during the years ended December 31, 2022 and 2021, respectively.

The following tables set forth the details of the Company's intangible assets as of December 31, 2022 and 2021:

	As of December 31, 2022
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$796,213	$(771,475)	$24,738	1.8
Trademarks and domain names	223,206	(215,639)	7,567	1.7
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	5,240	(2,830)	2,410	2.0
Total intangible assets	$1,044,259	$(1,009,544)	$34,715	1.8

	As of December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$797,053	$(747,197)	$49,856	2.7
Trademarks and domain names	223,582	(193,772)	29,810	1.9
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	4,373	(1,462)	2,911	2.6
Total intangible assets	$1,044,608	$(962,031)	$82,577	2.4

The following tables summarize the changes in the carrying amounts of the Company's intangible assets for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
(in thousands)	Client Relationships	Trademarks and Domain Names	Covenants Not to Compete	Total Intangible Assets
Balance as of January 1	$49,856	$29,810	$2,911	$82,577
Additions	5,200	1,100	867	7,167
Amortization expense	(27,673)	(22,493)	(1,368)	(51,534)
Other	(2,645)	(850)	—	(3,495)
Balance as of December 31	$24,738	$7,567	$2,410	$34,715

	Year Ended December 31, 2021
(in thousands)	Client Relationships	Trademarks and Domain Names	Covenants Not to Compete	Total Intangible Assets
Balance as of January 1	$284	$30,755	$738	$31,777
Additions	101,839	24,877	2,880	129,596
Amortization expense	(46,943)	(24,485)	(707)	(72,135)
Other	(5,324)	(1,337)	—	(6,661)
Balance as of December 31	$49,856	$29,810	$2,911	$82,577

Amortization expense for intangible assets for the years ended December 31, 2022, 2021, and 2020 was $51.5 million, $72.1 million, and $115.6 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2023	$21,818
2024	12,019
2025	878
Total	$34,715

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2022	2021	2020
Balance as of January 1	$17,475	$33,368	$26,828
Acquisitions	—	2,733	—
Additions (1)	16,516	8,031	32,077
Deductions (2)	(19,192)	(26,657)	(25,537)
Balance as of December 31 (3)	$14,799	$17,475	$33,368
(1)    For the years ended December 31, 2022, 2021, and 2020, represents provision for bad debt expense of $16.5 million, $8.0 million, and $32.1 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive income.
(2)    For the years ended December 31, 2022, 2021, and 2020, represents amounts written off as uncollectible, net of recoveries.
(3)    As of December 31, 2022, $14.8 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of December 31, 2021, $17.4 million of the allowance is attributable to Accounts receivable and $0.1 million is attributable to Contract assets.

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

Note 7      Fixed Assets and Capitalized Software

The following table sets forth the components of the Company's fixed assets and capitalized software:

(in thousands)	December 31, 2022	December 31, 2021
Capitalized software	$129,086	$110,769
Computer and data processing equipment	40,765	34,618
Other	1,345	1,404
Fixed assets and capitalized software	$171,196	$146,791
Less: accumulated depreciation and amortization	128,862	95,853
Total fixed assets and capitalized software, net	$42,334	$50,938
Depreciation and amortization expense associated with the Company's fixed assets and capitalized software was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Amortization of capitalized software	$29,882	$24,886	$20,718
Depreciation of fixed assets(1)	6,976	8,452	10,192
Total depreciation and amortization expense	$36,858	$33,338	$30,910

(1)Includes depreciation expense associated with assets held under leaseback obligations of $0.7 million for the year ended December 31, 2021, and $1.7 million for the year ended December 31, 2020.

Note 8     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities:

(in thousands)	December 31, 2022	December 31, 2021
Accrued salaries and related expenses	$60,784	$58,440
Accrued expenses	52,313	51,224
Accrued taxes	9,799	17,660
Accrued service credits	2,654	2,769
Accrued severance	1,260	1,720
Accrued liabilities	$126,810	$131,813

The following tables set forth additional information related to severance expense incurred by the Company and recorded to General and administrative expense during the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Severance Expense (1)
Thryv U.S.
Marketing Services	$2,516	$1,433	$10,318
SaaS	669	306	1,367
Total Thryv U.S.	$3,185	$1,739	$11,685

Thryv International
Marketing Services	$297	$2,945	$—
SaaS	9	—	—
Total Thryv International	$306	$2,945	$—
Total	$3,491	$4,684	$11,685
(1)    During the years ended December 31, 2022 and 2021, none of the severance expense recorded was related to employee terminations as a result of COVID-19. During the year ended December 31, 2020, the severance expense included employee termination charges of $5.0 million recorded as a result of COVID-19.
The following tables set forth additional information related to severance payments made by the Company during the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Severance Payments
COVID-19 Related	$—	$120	$4,925
YP Integration Related	—	—	3,377
Other	2,596	4,702	3,206
Total	$2,596	$4,822	$11,508
Note 9      Leases
The Company has entered into operating lease agreements for certain facilities and equipment. The Company determines at inception if an arrangement is a lease or contains a lease. As of December 31, 2022, the Company’s leases have remaining terms of approximately one to three years, which may include options to extend. The Company does not have lease agreements with residual value guarantees or material restrictive covenants. Variable lease payments included in the lease agreements are immaterial. Leases with terms of twelve months or less at inception are excluded from the calculation of operating lease right-of-use assets, the current portion of long-term lease liability, and the long-term lease liability.

During the year ended December 31, 2022, the Company recorded operating lease right-of-use asset impairment charges of $0.2 million due to the Company's decision to consolidate operations at certain locations. Approximately $0.2 million and less than $0.1 million of the impairment charge was recorded in the Thryv U.S. Marketing Services and Thryv U.S. SaaS segments, respectively.

During the year ended December 31, 2021, the Company recorded operating lease right-of-use asset impairment charges of $3.6 million due to the Company's decision to operate in a "Remote First" working environment and consolidate operations at certain locations. These impairment charges were recorded in the Thryv International segment.

During the year ended December 31, 2020, the Company recorded operating lease right-of-use asset impairment charges of $20.7 million and leasehold improvements and furniture and fixtures impairment charges of $4.2 million due to the Company's decision to operate in a "Remote First" working environment and consolidate operations at certain locations. Approximately $22.0 million and $2.9 million of the impairment charge was recorded in the Thryv U.S. Marketing Services and Thryv U.S. SaaS segments, respectively.

These operating lease right-of-use assets were remeasured at fair value based upon the discounted cash flows of estimated sublease income using market participant assumptions. These fair value measurements are considered Level 3.

The following table sets forth components of lease cost related to the Company's operating leases:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$9,087	$7,684	$8,018
Short-term lease cost	1,854	—	53
Sublease income	(2,389)	(1,954)	(366)
Total lease cost	$8,552	$5,730	$7,705

The following table sets forth supplemental balance sheet information related to the Company's operating leases:

(in thousands)	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets, net (1)	$4,838	$9,517

Liabilities
Current portion of long-term lease liability (2)	9,780	11,785
Long-term lease liability (3)	13,585	24,330
Total operating lease liability	$23,365	$36,115
(1)Operating lease right-of-use assets, net, are included in Other assets on the Company's consolidated balance sheet.
(2)The current portion of long-term lease liability is included in Other current liabilities on the Company's consolidated balance sheet.
(3)The long-term lease liability is included in Other liabilities on the Company's consolidated balance sheet.

The following table sets forth supplemental cash flow information related to the Company's operating leases:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$15,313	$14,941	$8,713

Supplemental lease cash flow disclosure
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$1,423

The following table sets forth additional information related to the Company's operating leases:

	Years Ended December 31,
	2022	2021	2020
Weighted-average remaining lease term - Operating leases (in years)	2.3	3.1	4.6
Weighted-average discount rate - Operating leases	9.0%	9.2%	9.1%

The following table sets forth, by year, the maturities of operating lease liabilities as of December 31, 2022:

(in thousands)	Operating Leases
2023	$11,368
2024	8,530
2025	6,096
2026	—
2027	—
Thereafter	—
Total undiscounted lease payments	$25,994
Less: imputed interest	2,629
Present value of operating lease liability	$23,365

Note 10      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of December 31, 2022 and 2021:

(in thousands)	Maturity	Interest Rate		December 31, 2022	December 31, 2021
Term Loan	March 1, 2026	LIBOR +	8.5%	$429,368	$542,000
ABL Facility (Fifth Amendment)	March 1, 2026	3-month LIBOR +	3.0%	54,554	39,929
Unamortized original issue discount and debt issuance costs				(14,112)	(19,453)
Total debt obligations				$469,810	$562,476
Current portion of Term Loan				(70,000)	(70,000)
Total long-term debt obligations				$399,810	$492,476
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

In accordance with the Term Loan and the Senior Term Loan, the Company recorded interest expense with related parties for the year ended December 31, 2022, 2021 and 2020 of $3.5 million, $17.5 million and $17.0 million, respectively.

The Company has recorded accrued interest of $1.2 million and $3.4 million, as of December 31, 2022 and 2021, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

As of December 31, 2022, no portion of the Term Loan was held by related parties who are equity holders of the Company. As of December 31, 2021, 31.4% of the Term Loan was held by related parties who are equity holders of the Company.

Term Loan Covenants

The Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2022, the Company was in compliance with the Term Loan covenants. The Company expects to be in compliance with these covenants for the next twelve months.

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

As of December 31, 2022 and 2021, the Company had unamortized debt issuance costs of $2.0 million and $2.7 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of December 31, 2022, the Company had borrowing capacity of $91.9 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of December 31, 2022, the Company was in compliance with the ABL Facility covenants. The Company expects to be in compliance with these covenants for the next twelve months.

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

Note 11     Pensions

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

Net Periodic Pension Cost

The following table details the Other components of net periodic pension (benefit) cost for the Company's pension plans:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Interest cost	$14,017	$10,469	$13,949
Expected return on assets	(13,534)	(11,560)	(16,027)
Settlement (gain)/loss	(1,492)	(374)	819
Remeasurement (gain)/loss	(43,603)	(13,364)	43,495
Net periodic pension (benefit) cost	$(44,612)	$(14,829)	$42,236

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

The following table sets forth the weighted-average assumptions used for determining the Company's net periodic pension (benefit) cost:

	Years Ended December 31,
	2022	2021	2020
Pension benefit obligations discount rate	2.77%	2.39%	3.16%
Interest cost discount rate	2.37%	1.71%	2.74%
Expected return on plan assets, net of administrative expenses	3.18%	2.69%	3.73%
Interest crediting rate	3.02%	3.01%	3.00%
Rate of compensation expense increase	N/A	N/A	N/A

The following table sets forth the weighted-average assumptions used for determining the Company's pension benefit obligations:

	Years Ended December 31,
	2022	2021
Pension benefit obligations discount rate	5.14%	2.77%
Interest crediting rate	3.02%	3.01%
Rate of compensation increase	N/A	N/A

Pension Benefit Obligations and Plan Assets

The following table summarizes the benefit obligations, plan assets, and funded status associated with the Company's pension and benefit plan:

(in thousands)	2022	2021
Change in Benefit Obligations
Balance as of January 1	$591,967	$636,497
Interest cost	14,017	10,469
Actuarial (gain) loss, net	(117,958)	(12,565)
Benefits paid	(43,127)	(42,434)
Balance as of December 31	$444,899	$591,967

Change in Plan Assets
Balance as of January 1	$450,713	$444,228
Plan contributions	23,242	36,185
Actual return on plan assets, net of administrative expenses	(59,330)	12,734
Benefits paid	(43,127)	(42,434)
Balance as of December 31	$371,498	$450,713

Funded Status as of December 31 (plan assets less benefit obligations)	$(73,401)	$(141,254)

The accumulated obligations for all defined pension plans was $444.9 million and $592.0 million as of December 31, 2022 and 2021, respectively.

The following table sets forth cash contributions made by the Company to its qualified and non-qualified plans during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Qualified plans	$22,500	$35,000	$43,875
Non-qualified plans	742	1,176	1,034

For fiscal year 2023, the Company expects to contribute approximately $10.0 million to the qualified plans and approximately $0.8 million to the non-qualified plans.

The net actuarial gain in the benefit obligations of $45.1 million for the year ended December 31, 2022 was a result of gains attributable to increasing discount rates due to changes in the corporate bond markets and economic and demographic assumption updates, partially offset by losses attributable to actual asset performance falling short of expectations and plan experience different than expected.

The following table sets forth the amounts associated with pension plans recognized within Pension obligations, net on the Company's consolidated balance sheets:

(in thousands)	December 31, 2022	December 31, 2021
Current liabilities	$(811)	$(1,087)
Long-term liabilities	(72,590)	(140,167)
Total pension liability as of December 31	$(73,401)	$(141,254)

The following table sets forth the amounts associated with the Company's pension plans that have accumulated pension obligations greater than plan assets (underfunded):

(in thousands)	December 31, 2022	December 31, 2021
Accumulated benefit obligations	$444,899	$591,967
Projected benefit obligations	444,899	591,967
Plan assets	$371,498	$450,713

Expected Cash Flows

The following table sets forth the Company's expected future pension benefit payments:

(in thousands)	Expected Future Pension Benefit Payments
2023	$45,882
2024	37,689
2025	37,525
2026	37,113
2027	35,943
2028 to 2032	162,154

Pension Plan Assets

The Company's overall investment strategy is to achieve a mix of assets, allowing it to meet projected benefits payments while taking into consideration expected levels of risk and return. Depending on perceived market pricing and various other factors, both active and passive approaches are utilized.

The following tables set forth the fair values of the Company's pension plan assets by asset category:

	December 31, 2022
(in thousands)	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$3,002	$3,002	$—	$—
Equity funds	35,000	35,000	—	—
U.S. treasuries and agencies	61,749	—	61,749	—
Corporate bond funds	159,411	159,411	—	—
Total	$259,162	$197,413	$61,749	$—
Hedge funds-investments measured at net asset value (“NAV”) as a practical expedient	112,336
Total plan assets	$371,498

	December 31, 2021
	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$10,687	$10,687	$—	$—
Equity funds	92,689	92,689	—	—
U.S. treasuries and agencies	41,535	—	41,535	—
Corporate bond funds	184,034	184,034	—	—
Total	$328,945	$287,410	$41,535	$—
Hedge funds-investments measured at NAV as a practical expedient	121,768
Total plan assets	$450,713

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

The Company uses NAV to determine the fair value of all the underlying investments which do not have a readily determinable fair market value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2022 and 2021, the Company used NAV to value its hedge fund investments.

The following table sets forth the weighted asset allocation percentages for the pension plans by asset category:

	December 31,
	2022	2021
Cash and cash equivalents	0.8%	2.4%
U.S. treasuries and agencies, corporate bond funds, and other fixed income	59.5%	50.0%
Equity funds	9.4%	20.6%
Hedge funds	30.3%	27.0%
Total	100.0%	100.0%

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

For 2023, the expected rates of return, net of administrative expenses, for the Dex Pension Plan and the YP Holdings LLC Pension Plan are 3.8% and 5.0%, respectively, with a weighted-average expected rate of return of 4.0%. In 2022, the actual rates of return on assets for the Dex Pension Plan and the YP Holdings LLC Pension Plan were (11.0)% and (22.7)%, respectively. In 2021, the actual rates of return on assets for the Dex Pension Plan and the YP Holdings LLC Pension Plan were 2.4% and 5.1%, respectively.

Savings Plan Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement. Substantially all of the Company's employees are eligible to participate in the plan. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plan, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the years ended December 31, 2022, 2021 and 2020, the Company recorded total savings plan expense of $9.2 million, $7.7 million, and $3.0 million, respectively. The decline in savings plan expense for year ended December 31, 2020 was due to the Company's suspension of the employee matching program in April 2020 as part of managing costs in response to the COVID-19 pandemic.

Note 12     Stock-Based Compensation and Stockholders' Equity

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

The maximum number of shares of the Company’s common stock authorized for issuance under the 2016 Plan is 6,166,667. Any shares reserved for issuance, but unissued, forfeited or lapse unexercised under the 2016 Plan will be made available under the 2020 Plan for issuance. On May 18, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to provide that commencing on January 1, 2022 and ending on (and including) January 1, 2030, there will be an automatic annual increase in the total number of shares of common stock reserved and available for delivery in connection with the 2020 Plan of up to 5% of the total number of shares of common stock outstanding on December 31st of the preceding year. On January 1, 2022, the 2020 Plan share pool increased by 1,703,584 shares, 5% of the outstanding common stock of 34,071,684 shares on December 31, 2021.

The following table sets forth stock-based compensation expense (benefit), including the effects of gains and losses from changes in fair value during the years ended December 31, 2022, 2021 and 2020, recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income during the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cost of services	$421	$380	$(72)
Sales and marketing	6,634	3,490	266
General and administrative	7,573	4,224	(3,089)
Stock-based compensation expense (benefit)	$14,628	$8,094	$(2,895)

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021
Stock options	$6,156	$6,351
RSUs	3,569	—
PSUs	3,141	—
ESPP	1,762	1,743
Stock-based compensation expense	$14,628	$8,094

Stock Options

No stock options were issued during the years ended December 31, 2022 or 2021.

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

The Company estimates the fair value of its common stock as described in Note 1, Description of Business and Summary of Significant Accounting Policies - Common Stock Fair Value. The fair value of each stock option was estimated using the Black-Scholes option pricing model. The model used for this valuation/revaluation incorporates assumptions regarding inputs as follows:

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

The following tables sets forth the weighted-average stock option fair values and assumptions:

	Years Ended December 31,
	2022	2021	2020
Weighted-average fair value	N/A	N/A	$6.97
Dividend yield	N/A	N/A	—
Volatility	N/A	N/A	52.06%
Risk-free interest rate	N/A	N/A	0.30%
Expected life (in years)	N/A	N/A	4.82

The following tables reflect changes in the Company's outstanding stock-based compensation awards for the years ended December 31, 2022 and 2021:

	2022
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock option awards at January 1	3,733,814	$11.59	7.52	$110,298
Granted	—	—	—	—
Exercises (issuance of shares)	(173,709)	10.87	6.22	2,908
Forfeitures/expirations	(26,598)	11.99	7.44	365
Outstanding stock option awards as of December 31	3,533,507	$11.62	6.52	$26,070

Options exercisable as of December 31	2,132,040	$10.65	6.07	$17,797

As of December 31, 2022, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was $2.2 million and is expected to be recognized over a weighted-average period of 0.7 years.

	2021
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock option awards at January 1	4,278,160	$11.20	8.36	$9,855
Granted	—	—	—	—
Exercises (issuance of shares)	(446,344)	7.69	5.91	8,459
Forfeitures/expirations	(98,002)	13.01	8.52	2,078
Outstanding stock option awards at December 31	3,733,814	$11.59	7.52	$110,298

Options exercisable as of December 31	1,293,492	$8.61	6.78	$42,060

As of December 31, 2021, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was $8.5 million and is expected to be recognized over a weighted-average period of 1.6 years.

Proceeds from Exercises of Stock Options

Cash proceeds received from exercises of stock options during the years ended December 31, 2022, 2021 and 2020 were $2.8 million, $7.0 million and $11.2 million, respectively. The associated tax benefit from options exercised were $0.7 million, $1.9 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020.

Restricted Stock Units

On May 3, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a form of award agreement (the “RSU Award Agreement”) for grants of RSUs to the Company’s named executive officers under 2020 Plan. Additionally, on June 17, 2022, the Compensation Committee approved a form of award agreement for grants of RSUs to the Company’s non-employee directors (the “Non-Employee Director RSU Award Agreement”) under the 2020 Plan. Pursuant to the RSU Award Agreement and the Non-Employee Director RSU Award Agreement, each RSU entitles the recipient to one share of the Company’s common stock, subject to time-based vesting conditions set forth in individual agreements.

The fair value of each RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which ranges between eight months and three years from the date of grant, subject to the continued employment of the employees and services of the non-employee board members.

As of December 31, 2022, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was $9.9 million and is expected to be recognized over a weighted average period of 1.9 years. As of December 31, 2022, there were 517,135 RSUs expected to vest with a weighted average grant-date fair value of $25.93 per unit.

Performance-Based Restricted Stock Units

On May 3, 2022, the Compensation Committee approved a form of award agreement (the “PSU Award Agreement”) for grants of PSUs, under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to one share of the Company’s common stock, subject to performance-based vesting conditions set forth in individual agreements.

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

As of December 31, 2022, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was $9.5 million and is expected to be recognized over a weighted average period of 2 years. As of December 31, 2022, there were 473,371 PSUs expected to vest with a weighted average grant-date fair value of $26.76 per unit.

The following tables sets forth the weighted-average PSUs, with market conditions, fair values and assumptions:

Year Ended December 31, 2022
Weighted-average fair value	$27.21
Dividend yield	—
Volatility	77.12%
Risk-free interest rate	2.87%
Expected life (in years)	2.66

Employee Stock Purchase Plan

The ESPP was approved by the Company's Board of Directors on September 10, 2020 and became effective on September 23, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value at the beginning of the offering period or 85% of the market value at the end of the offering period. The ESPP is intended to enable eligible employees to use payroll deductions to purchase shares of stock in offerings under the plan, and thereby acquire an interest in the Company. The maximum aggregate number of shares of stock available for purchase under the plan by eligible employees is 2,000,000 shares. A total of 157,250 shares were issued on June 30, 2022, and 114,945 shares were issued on December 31, 2022, for a total of 272,195 shares issued through the ESPP during the year ended December 31, 2022. A total of 149,865 shares were issued on June 30, 2021, and 73,627 shares were issued on December 31, 2021, for a total of 223,492 shares issued through the ESPP during the year ended December 31, 2021.

Stock Warrants

As of December 31, 2022 and 2021, the Company had fully vested outstanding warrants of 9,427,343 and 9,432,064, respectively. As of December 31, 2022 and 2021, the holders of such warrants were entitled to purchase, in the aggregate, up to 5,237,413 shares and 5,240,035 shares, respectively, of common stock. The warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. These warrants expire on August 15, 2023.

During the years ended December 31, 2022 and 2021, 4,721 and 1,027,777 warrants, respectively, were exercised. Cash proceeds from exercises of stock warrants during the years ended December 31, 2022 and 2021 were $0.1 million and $13.9 million, respectively, and are recorded in Proceeds from exercises of stock options and stock warrants in Cash flows from financing activities on the Company's consolidated statements of cash flows.

Private Placement

On August 25, 2020, the Company completed a private placement of 68,857 shares of the Company’s common stock at a price of $10.17 per share. The total cash received was $0.4 million, net of expenses. These shares were issued from Treasury stock. This resulted in a loss on the reissuance of Treasury stock of $0.8 million recorded as a reduction in Additional paid-in-capital.

Share Repurchases

On January 28, 2020, the Company repurchased 1,034,568 shares of its outstanding common stock from a single stockholder for a total purchase price of $12.6 million. On March 10, 2020, the Company repurchased 817,778 shares of its outstanding common stock for a total purchase price of $9.2 million. During June 2020, the Company repurchased 829,694 shares of its outstanding common stock for a total purchase price of $8.9 million. The shares acquired in each of these transactions were recorded as Treasury stock upon repurchase.

Note 13     Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Basic net income per share:
Net income	$54,348	$101,577	$149,221
Weighted-average common shares outstanding during the period	34,336,493	33,607,446	31,522,845
Basic net income per share	$1.58	$3.02	$4.73

	Years Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Diluted net income per share:
Net income	$54,348	$101,577	$149,221
Basic shares outstanding during the period	34,336,493	33,607,446	31,522,845
Plus: Common stock equivalents associated with stock option awards	2,169,602	2,888,300	2,272,749
Diluted shares outstanding	36,506,095	36,495,746	33,795,594
Diluted net income per share	$1.49	$2.78	$4.42
The computation of diluted shares outstanding excluded (i) 97,223 and 2,848,000 of outstanding stock option awards for the years ended December 31, 2021 and 2020, respectively, (ii) 27,827 and 15,151 of ESPP shares for the years ended December 31, 2022 and 2021, respectively, (iii) 2,618,707, 2,614,664 and 10,459,111 of outstanding stock warrants for the years ended December 31, 2022, 2021 and 2020, respectively, (iv) 254,780 outstanding RSUs for the year ended December 31, 2022 and (v) 272,189 PSUs for the year ended December 31, 2022, as their effect would have been anti-dilutive.

Note 14     Income Taxes
The following table sets forth the components of the Company's income before income tax (expense) benefit:

	Years Ended December 31,
(in thousands)	2022	2021	2020
United States	$68,706	$168,965	$41,238
Foreign	30,269	(34,651)	—
Total income before income tax (expense) benefit	$98,975	$134,314	$41,238

The following table sets forth the components of the Company's income tax (expense) benefit:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current tax (expense):
Federal	$(42,065)	$(31,690)	$(30,277)
State and local	(6,579)	(5,852)	(7,213)
Foreign	(11,096)	(14,494)	—
Total current tax (expense)	(59,740)	(52,036)	(37,490)
Deferred tax (expense) benefit:
Federal	9,096	(4,378)	101,613
State and local	(3,439)	2,560	43,860
Foreign	9,456	21,117	—
Total deferred tax benefit	15,113	19,299	145,473
Total income tax (expense) benefit	$(44,627)	$(32,737)	$107,983

The following table sets forth the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate for the Company:

	Years Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign rate differential	0.1%	(3.6)%	—%
State and local taxes, net of federal tax benefit	9.1%	4.3%	7.4%
Change in value of indemnification asset	(0.4)%	—%	2.8%
Non-deductible executive compensation	1.8%	1.0%	3.5%
Stock compensation	—%	(0.5)%	4.4%
Non-deductible transaction costs	0.1%	4.2%	4.9%
Change in federal and state valuation allowance	(0.7)%	(2.3)%	(256.0)%
Change in unrecognized tax benefits (including FBOS)	1.9%	(1.4)%	(48.7)%
Bargain purchase gain	(2.2)%	—%	—%
Non-deductible goodwill impairment	21.6%	—%	—%
Federal research and development credit	(1.4)%	—%	—%
Other, net	(5.8)%	1.7%	(1.2)%
Effective tax rate	45.1%	24.4%	(261.9)%

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized.

The following table sets forth the significant components of the Company's deferred income tax assets and liabilities:

	Years Ended December 31,
(in thousands)	2022	2021
Deferred tax assets
Allowance for doubtful accounts	$4,453	$5,099
Deferred and other compensation	16,638	13,956
Capital investments	3,809	3,795
Fixed assets and capitalized software	4,552	—
Debt, capitalized fees, and other interest	—	329
Pension and other post-employment benefits	20,063	37,569
Operating lease liability	6,176	9,726
Reserve for facility exit costs	5,039	5,070
Net operating loss and credit carryforwards (1)	28,069	26,522
Non-compete and other agreements	44,210	40,335
Goodwill and other intangible assets	17,033	—
Other, net	10,077	6,435
Total deferred tax assets	$160,119	$148,836
Valuation allowance	(21,109)	(21,338)
Net deferred tax assets	$139,010	$127,498

Deferred tax liabilities
Deferred revenue	$—	$(21,033)
Goodwill and other intangible assets	(8,694)	(6,764)
Deferred costs	(1,923)	(2,254)
Investment in subsidiaries	(4,809)	(4,828)
Operating lease right-of-use assets	(6,270)	(7,572)
Debt, capitalized fees, and other interest	(24)	—
Fixed assets and capitalized software	(961)	(2,466)
Other, net	(2,983)	(2,814)
Total deferred tax (liabilities)	$(25,664)	$(47,731)
Net deferred tax asset	$113,346	$79,767

(1)    For the year ended December 31, 2022 the Company had gross federal net operating loss carryforwards of $25.3 million, subject to an annual Section 382 limitation of $0.4 million. The Company also had net operating loss and credit carryforward deferred tax assets of $22.8 million and $26.5 million for the years ended December 31, 2022 and 2021, respectively, for state income tax purposes, which will begin to expire in 2023. Additionally, $0.8 million of the state net operating loss carryforward deferred tax asset balance is subject to a Section 382 limitation.

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

As of December 31, 2022, management has determined that it is more likely than not that its deferred taxes will be realized, with the exception of certain indefinite lived deferred tax assets and certain state net operating loss carryforwards of $21.1 million. For the year ended December 31, 2022, the Company recorded a net valuation allowance decrease of $0.2 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

Valuation Allowance

The following table sets forth changes in the Company’s valuation allowance:

(in thousands)	2022	2021
Balance at beginning of period	$21,338	$24,307
Net change in valuation allowance	(229)	(2,969)
Balance at end of period	$21,109	$21,338

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.

The Company is subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States and Australia. Generally, tax years 2019 through 2021 are subject to examination by the Internal Revenue Service and tax years 2018 through 2021 are subject to examination by the Australian Tax Authority. State tax returns are open for examination for an average of three years; however, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards. The Company received IRS FPAA notification letters (Form 1830-C) dated August 29, 2018 for IRS adjustments related to the tax years 2012-2015, for which the Company has previously adequately reserved. See Note 15, Contingent Liabilities. The Company is also currently under California Franchise Tax Board tax examination for tax years 2013 and 2014, Colorado state tax examination for tax years 2017 through 2020, Maine state tax examination for tax years 2018 through 2020, and New York state tax examination for tax years 2019 through 2021. The Company does not have any other significant state or local examinations in process.

The following table reflects changes to and balances of the Company's unrecognized tax benefits:

(in thousands)	2022	2021	2020
Balance at beginning of period	$20,834	$23,703	$48,305
Gross additions for tax positions related to the current year	423	—	—
Gross additions for tax positions related to prior years	332	—	(22,186)
Gross reductions for tax positions related to the lapse of applicable statute of limitations	(146)	(2,869)	(2,416)
Balance at end of period	$21,443	$20,834	$23,703

For the year ended December 31, 2022, the Company's unrecognized tax benefit increased by $0.6 million, while for the year ended December 31, 2021, the Company's unrecognized tax benefit decreased by $2.9 million, and for the year ended December 31, 2020, the Company's unrecognized tax benefit decreased by $24.6 million. The increase for the year ended December 31, 2022 was primarily attributable to tax positions related to research and development credits claimed for tax years 2021 and 2022 offset by the reduction for tax positions related to the lapse of applicable statute of limitations. The decrease for the year ended December 31, 2021 was primarily attributable to the reduction for tax positions related to the lapse of applicable statute of limitations. The decrease for the year ended December 31, 2020 was primarily attributable to a partial release of uncertain tax positions due to favorable developments with ongoing U.S. federal tax examinations.
For the years ended December 31, 2022, 2021 and 2020, the Company had $21.4 million, $20.8 million, and $23.7 million, respectively, of unrecognized tax benefits, excluding interest and penalties, that if recognized, would impact the effective tax rate. The Company recorded adjustments to interest and penalties related to unrecognized tax benefits as part of the expense/(benefit) for income taxes in the Company's consolidated statements of operations and comprehensive income of $2.1 million, $1.2 million, and $(2.3) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Unrecognized tax benefits include $11.7 million, $9.6 million, and $8.4 million of accrued interest as of December 31, 2022, 2021, and 2020, respectively.

It is reasonably possible that the $21.4 million unrecognized tax benefit liability presented above for the year ended December 31, 2022, could decrease by $20.7 million within the next twelve months, due to an anticipated settlement with the tax authorities and the expiration of the statute of limitations in certain jurisdictions.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations and imposes a 1% excise tax on share repurchases, effective for tax years beginning after December 31, 2022. We do not expect the Inflation Reduction Act to have a material impact on our financial results in future periods.

Note 15     Contingent Liabilities

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

As of December 31, 2022 and December 31, 2021, the Company has reserved $34.0 million and $31.9 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. Pursuant to the YP Acquisition agreement, the Company is entitled to (i) a dollar-for-dollar indemnification for the research and development tax liability, and (ii) a dollar-for-dollar indemnification for the Section 199 tax liability after the Company pays the first $8.0 million in liability. The indemnification asset, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability. The balance of the indemnification asset is $26.5 million and $24.3 million at December 31, 2022 and December 31, 2021, respectively.

On February 3, 2023, the Appeals Officer proposed a settlement with respect to the tax years 2012 through June 2015 for the YP LLC partnership, which the Company informally accepted. As a result, the Company expects to release a portion of its unrecognized tax benefit reserve during the quarter ended March 31, 2023.

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

Ohio Use Tax Audit

In November 2021, the Company received a notice from the Ohio Department of Taxation Audit Division requesting to schedule an audit of the Ohio use tax records for the period of October 1, 2015 through March 31, 2022. The Company has reserved $1.3 million for this period, which is accrued on the Company’s consolidated balance sheet as of December 31, 2022.

Note 16     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the years ended December 31, 2022 and 2021.

(in thousands)	Accumulated Foreign Currency Translation Adjustments
	2022	2021
Beginning balance at January 1,	$(8,047)	$—
Foreign currency translation adjustment, net of tax expense of $5.5 million and $2.7 million, respectively	(8,214)	(8,047)
Ending balance at December 31,	$(16,261)	$(8,047)

Note 17     Segment Information

During the second quarter of 2022, the Company started reflecting its Thryv International SaaS business as a separate reportable segment, as discussed in Note 1, Description of Business and Summary of Significant Accounting Policies. The Company manages its operations using four operating segments, which are also its reportable segments: (1) Thryv U.S. Marketing Services, (2) Thryv U.S. SaaS, (3) Thryv International Marketing Services, and (4) Thryv International SaaS. As of January 1, 2022, the Company's Chief Executive Officer, who is also the chief operating decision maker (“CODM”), began including gross profit by segment in the Company's reporting to assess segment performance and allocate resources. As such, gross profit by segment has been added to the current and comparative prior period.

The Company does not allocate assets to its segments and the CODM does not evaluate performance or allocate resources based on segment asset data, and, therefore, such information is not presented.

The following tables summarize the operating results of the Company's reportable segments:

	Year Ended December 31, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$820,032	$211,801	$166,010	$4,545	$1,202,388
Segment Gross Profit	539,543	130,272	108,496	2,071	780,382
Segment Adjusted EBITDA	271,629	(3,686)	75,106	(9,707)	333,342

	Year Ended December 31, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$797,493	$170,498	$144,837	$554	$1,113,382
Segment Gross Profit	539,866	104,944	60,761	(232)	705,339
Segment Adjusted EBITDA	318,230	(14,004)	53,150	(6,853)	350,523

	Year Ended December 31, 2020
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$979,611	$129,824	$—	$—	$1,109,435
Segment Gross Profit	610,479	59,214	—	—	669,693
Segment Adjusted EBITDA	358,804	13,035	—	—	371,839
A reconciliation of the Company’s Income before income tax (expense) benefit to total Segment Adjusted EBITDA is as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Income before income tax (expense) benefit	$98,975	$134,314	$41,238
Impairment charges	102,222	3,611	24,911
Depreciation and amortization expense	88,392	105,473	146,523
Interest expense	60,407	66,374	68,539
Restructuring and integration expenses	17,804	18,145	28,459
Stock-based compensation expense (benefit)	14,628	8,094	(2,895)
Transaction costs (1)	6,119	25,059	20,999
Other components of net periodic pension (benefit) cost	(44,612)	(14,829)	42,236
Non-cash (gain) loss from remeasurement of indemnification asset	(2,148)	(1)	5,443
Other	(8,445)	4,283	(3,614)
Total Segment Adjusted EBITDA	$333,342	$350,523	$371,839
(1)Consists of Vivial Acquisition, Thryv Australia Acquisition and other transaction costs.

The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Thryv U.S.
Print	$386,500	$365,966	$443,315
Digital	433,532	431,527	536,296
Total Marketing Services	820,032	797,493	979,611
SaaS	211,801	170,498	129,824
Total Thryv U.S.	$1,031,833	$967,991	$1,109,435

Thryv International
Print	$73,474	$46,859	$—
Digital	92,536	97,978	—
Total Marketing Services	166,010	144,837	—
SaaS	4,545	554	—
Total Thryv International	170,555	145,391	—
Total Revenue	$1,202,388	$1,113,382	$1,109,435

The following table sets forth the Company's total long-lived assets by geographical region:

(in thousands)	December 31, 2022	December 31, 2021
United States	$185,747	$149,878
Australia (Do we need to add Canada, DR, or immaterial?)	9,875	25,516
Total long-lived assets	$195,622	$175,394
Percentage of long-lived assets held outside of the United States	5%	15%

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

We are in the process of integrating Vivial Media Holdings, Inc. ("Vivial") that we acquired on January 21, 2022. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 excludes an assessment of the internal control over financial reporting related to the Vivial Acquisition. The Vivial Acquisition represented 2% of our consolidated total assets at December 31, 2022, and 7% of our consolidated revenue included in our consolidated financial statements for the year ended December 31, 2022.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the 12 months ended December 31, 2022. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thryv Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Thryv Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Vivial Media Holdings, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 2% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Vivial Media Holdings, Inc. was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Vivial Media Holdings, Inc.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 23, 2023

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

The remaining information required by this Item 10 is incorporated by reference from the information to be provided in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). The 2023 Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2022.

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated by reference from our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2022.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 13 is incorporated by reference from our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2022.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2022.

Item 14.     Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2022

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K).

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
•Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements

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

10.9+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.11*+	2022 Over Performance Plan, dated March 25, 2022
10.12*+	2022 Short Term Incentive Plan, dated March 22, 2022
10.13+
Thryv, Inc. Severance Plan—Executive Vice Presidents and Above, dated January 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.14+	Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.15+	First Amendment to the Thryv Holdings, Inc. 2020 Incentive Award Plan, incorporated by reference to Exhibit A to the Registrant’s Definitive Schedule 14C (File No. 001-35895) filed on June 16, 2021.
10.16+	Second Amendment to the Thryv Holdings, Inc. 2020 Incentive Award Plan incorporated by reference to Exhibit B to the Registrant’s Definitive Schedule 14C (File No. 001-35895) filed on June 16, 2021.
10.17+
Form of Thryv Holdings, Inc. Stock Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 18, 2020).

10.18+	Thryv Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.19
Amended and Restated Stockholders Agreement, dated September 23, 2020, by and among Thryv Holdings, Inc. and the Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2020).

10.20
Term Loan Credit Agreement by and among Thryv Holdings, Inc., Thryv, Inc., the Lenders party thereto from time to time and Wells Fargo Bank, National Association, as Administrative Agent, dated as of March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed, with the SEC on March 2, 2021).

10.21
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

10.22+
Form of Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 5, 2022).

10.23+
Form of Performance-Based Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 5, 2022).

10.24+
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2022.)

21.1*	List of significant subsidiaries of Thryv Holdings, Inc.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (included in Exhibits 101).
*Filed herewith
+    Management contract of compensatory plan or arrangement

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

February 23, 2023	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

February 23, 2023	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title(s)	Date

/s/ Joseph A. Walsh	Chairman of the Board and Chief Executive Officer	February 23, 2023
Joseph A. Walsh	(Principal Executive Officer)

/s/ Paul D. Rouse	Chief Financial Officer, Executive Vice President and Treasurer	February 23, 2023
Paul D. Rouse	(Principal Financial and Accounting Officer)

/s/ Amer Akhtar	Director	February 23, 2023
Amer Akhtar

/s/ Bonnie Kintzer	Director	February 23, 2023
Bonnie Kintzer

/s/ Ryan O'Hara	Director	February 23, 2023
Ryan O'Hara

/s/ John Slater	Director	February 23, 2023
John Slater

/s/ Lauren Vaccarello	Director	February 23, 2023
Lauren Vaccarello

/s/ Heather Zynczak	Director	February 23, 2023
Heather Zynczak