Form 10-Q
period 2023-03-31
Thryv Holdings, Inc.
filed 2023-05-04
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR

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
Yes ☐ No ☒

As of May 2, 2023, there were 34,823,769 shares of the registrant's common stock outstanding.

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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 as well as our subsequent Quarterly Reports on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements contained in this report, which speak only as of the date of this report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.
In this Quarterly Report on Form 10-Q, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2023	2022
Revenue	$245,555	$308,375
Cost of services	90,747	110,519
Gross profit	154,808	197,856

Operating expenses:
Sales and marketing	76,343	93,955
General and administrative	47,680	52,194
Total operating expenses	124,023	146,149

Operating income	30,785	51,707
Other income (expense):
Interest expense	(16,488)	(13,108)
Interest expense, related party	—	(1,759)
Other components of net periodic pension (cost) benefit	(121)	70
Other income (expense)	(366)	6,222
Income before income tax expense	13,810	43,132
Income tax expense	(4,496)	(9,621)
Net income	$9,314	$33,511
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(2,188)	5,448
Comprehensive income	$7,126	$38,959

Net income per common share:
Basic	$0.27	$0.98
Diluted	$0.25	$0.88

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	34,606,864	34,159,979
Diluted	36,981,652	37,957,685
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$15,395	$16,031
Accounts receivable, net of allowance of $13,196 in 2023 and $14,766 in 2022	271,905	284,698
Contract assets, net of allowance of $30 in 2023 and $33 in 2022	2,120	2,583
Taxes receivable	7,918	11,553
Prepaid expenses	39,580	25,092
Indemnification asset	27,250	26,495
Other current assets	24,463	11,864
Total current assets	388,631	378,316
Fixed assets and capitalized software, net	38,115	42,334
Goodwill	564,934	566,004
Intangible assets, net	33,019	34,715
Deferred tax assets	115,796	113,859
Other assets	31,772	42,649
Total assets	$1,172,267	$1,177,877

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,980	$18,972
Accrued liabilities	127,229	126,810
Current portion of unrecognized tax benefits	32,675	31,919
Contract liabilities	47,782	41,854
Current portion of long-term debt	70,000	70,000
Other current liabilities	10,164	10,937
Total current liabilities	296,830	300,492
Term Loan, net	311,483	345,256
ABL Facility	72,231	54,554
Pension obligations, net	72,584	72,590
Deferred tax liabilities	—	513
Other liabilities	24,086	22,205
Total long-term liabilities	480,384	495,118
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 61,557,811 shares issued and 34,817,979 shares outstanding at March 31, 2023; and 61,279,379 shares issued and 34,593,837 shares outstanding at December 31, 2022	616	613
Additional paid-in capital	1,112,420	1,105,701
Treasury stock - 26,739,832 shares at March 31, 2023 and 26,685,542 shares at December 31, 2022	(469,941)	(468,879)
Accumulated other comprehensive income (loss)	(18,449)	(16,261)
Accumulated deficit	(229,593)	(238,907)
Total stockholders' equity	395,053	382,267
Total liabilities and stockholders' equity	$1,172,267	$1,177,877
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended March 31, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267
Exercise of stock options, vesting of RSUs and PSUs	278,432	3	1,326	(54,290)	(1,062)	—	—	267
Stock compensation expense	—	—	5,393	—	—	—	—	5,393
Cumulative translation adjustment	—	—	—	—	—	(2,188)	—	(2,188)
Net income	—	—	—	—	—	—	9,314	9,314
Balance as of March 31, 2023	61,557,811	$616	$1,112,420	(26,739,832)	$(469,941)	$(18,449)	$(229,593)	$395,053

Three Months Ended March 31, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715
Exercise of stock options and ESPP	82,810	1	838	—	—	—	—	839
Stock compensation expense	—	—	1,928	—	—	—	—	1,928
Cumulative translation adjustment	—	—	—	—	—	5,448	—	5,448
Net income	—	—	—	—	—	—	33,511	33,511
Balance as of March 31, 2022	60,913,663	$609	$1,087,054	(26,685,542)	$(468,879)	$(2,599)	$(259,744)	$356,441

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income	$9,314	$33,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,431	21,969
Amortization of debt issuance costs	1,361	1,441
Deferred income taxes	(1,675)	(5,671)
Provision for credit losses and service credits	5,755	5,467
Stock-based compensation expense	5,393	1,928
Other components of net periodic pension cost (benefit)	121	(70)
(Gain) loss on foreign currency exchange rates	(881)	1,077
Bargain purchase gain	—	(7,297)
Other	(756)	1,440
Changes in working capital items, excluding acquisitions:
Accounts receivable	16,268	(12,361)
Contract assets	463	1,285
Prepaid expenses and other assets	(14,679)	(6,920)
Accounts payable and accrued liabilities	(6,515)	(9,775)
Other liabilities	2,711	3,303
Net cash provided by operating activities	32,311	29,327

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(5,136)	(3,999)
Acquisition of a business, net of cash acquired	—	(22,003)
Net cash (used in) investing activities	(5,136)	(26,002)

Cash Flows from Financing Activities
Payments of Term Loan	(35,000)	(15,444)
Payments of Term Loan, related party	—	(2,056)
Proceeds from ABL Facility	272,857	302,374
Payments of ABL Facility	(255,179)	(279,327)
Other	267	839
Net cash (used in) provided by financing activities	(17,055)	6,386

Effect of exchange rate changes on cash and cash equivalents	(290)	541
Increase in cash and cash equivalents and restricted cash	9,830	10,252
Cash and cash equivalents and restricted cash, beginning of period	18,180	13,557
Cash and cash equivalents and restricted cash, end of period	$28,010	$23,809

Supplemental Information
Cash paid for interest	$15,008	$11,966
Cash (received) paid for income taxes, net	$(992)	$15,421

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv” or the “Company”) provides small-to-medium sized businesses (“SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages (“Print”) and digital marketing services (“Digital”), which includes Internet Yellow Pages, search engine marketing, and other digital media services, including online display advertising, and search engine optimization tools. In addition, through the Thryv® platform, the Company is a provider of SaaS business management tools designed for SMBs.

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
•Thryv International Marketing Services, which is comprised of Thryv's Print and Digital solutions business outside of the United States; and
•Thryv International SaaS, which primarily includes the SaaS business management tools for SMBs outside of the United States.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2022.

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

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no changes to the Company's significant accounting policies during the three months ended March 31, 2023.

Restricted Cash

The following table presents a reconciliation of Cash and cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

(in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$15,395	$21,446
Restricted cash, included in Other current assets	12,615	2,363
Total Cash and cash equivalents and restricted cash	$28,010	$23,809

Note 2      Acquisitions

Vivial Acquisition

On January 21, 2022 (the “Vivial Acquisition Date”), Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial, for $22.8 million in cash (net of $8.5 million of cash acquired) (the “Vivial Acquisition”). The assets acquired as part of these transactions consisted primarily of $27.7 million in current assets and $9.8 million in fixed and intangible assets, consisting primarily of customer relationships and technology assets, $14.5 million in deferred tax assets, along with a $10.9 million bargain purchase gain. The Vivial Acquisition resulted in a bargain purchase gain in part because the seller was motivated to divest its marketing services business that was in secular decline. The Company also assumed liabilities of $20.4 million, consisting primarily of accounts payable and accrued liabilities.

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

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three months ended March 31, 2023, the Company recognized Revenue of $29.7 million that was recorded in Contract liabilities as of December 31, 2022. For the three months ended March 31, 2022, the Company recognized Revenue of $12.9 million that was recorded in Contract liabilities as of December 31, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 13, Contingent Liabilities, as part of the YP Acquisition agreement, the Company is indemnified for an uncertain tax position for up to the fair value of 1,804,715 shares held in escrow, subject to certain contract limitations (the “indemnification asset”). Due to an increase in the Company’s common stock share price as of March 31, 2023, the number of shares expected to be returned to seller is 1,181,713, which represents the number of shares required to satisfy the uncertain tax position less $8.0 million.

As of March 31, 2023 and December 31, 2022, the fair value of the Company's Level 1 indemnification asset was $27.3 million and $26.5 million, respectively. A gain of $0.8 million from the change in fair value of the Company’s Level 1 indemnification asset during the three months ended March 31, 2023 was recorded in General and administrative expense on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

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
The following table sets forth the carrying amount and fair value of the Term Loan:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$381,483	$378,862	$415,256	$410,065

Note 5     Goodwill and Intangible Assets

Goodwill

The following tables set forth the changes in the carrying amount of goodwill for the Company for three months ended March 31, 2023.

	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Balance as of December 31, 2021	$390,573	$218,884	$62,429	$—	$671,886
Additions	—	—	—	—	—
Impairments	(102,000)	—	—	—	(102,000)
Effects of foreign currency translation	—	—	(3,882)	—	(3,882)
Balance as of December 31, 2022	$288,573	$218,884	$58,547	$—	$566,004
Effects of foreign currency translation	—	—	(1,070)	—	(1,070)
Balance as of March 31, 2023	$288,573	$218,884	$57,477	$—	$564,934
Intangible Assets

The following tables set forth the details of the Company's intangible assets as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$794,550	$(774,003)	$20,547	1.6
Trademarks and domain names	222,799	(216,625)	6,174	1.4
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	10,127	(3,829)	6,298	1.4
Total intangible assets	$1,047,076	$(1,014,057)	$33,019	1.5

	As of December 31, 2022
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$796,213	$(771,475)	$24,738	1.8
Trademarks and domain names	223,206	(215,639)	7,567	1.7
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	5,240	(2,830)	2,410	2.0
Total intangible assets	$1,044,259	$(1,009,544)	$34,715	1.8

Amortization expense for intangible assets for the three months ended March 31, 2023 was $6.2 million. Amortization expense for the three months ended March 31, 2022 was $13.1 million.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2023	$18,531
2024	13,610
2025	878
Total	$33,019

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2023	2022
Balance as of January 1	$14,799	$17,475
Additions (1)	3,847	3,239
Deductions (2)	(5,420)	(2,953)
Balance as of March 31 (3)	$13,226	$17,761

(1)    For the three months ended March 31, 2023 and 2022, the Company recorded a provision for bad debt expense of $3.8 million and $3.2 million, respectively, which is included in General and administrative expense.

(2)    For the three months ended March 31, 2023 and 2022, represents amounts written off as uncollectible, net of recoveries.

(3)    As of March 31, 2023, $13.2 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of March 31, 2022, $17.7 million of the allowance is attributable to Accounts receivable and $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities:

(in thousands)	March 31, 2023	December 31, 2022
Accrued salaries and related expenses	$65,987	$62,044
Accrued expenses	46,502	52,313
Accrued taxes	12,432	9,799
Accrued service credits	2,308	2,654
Accrued liabilities	$127,229	$126,810

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of March 31, 2023 and December 31, 2022:

(in thousands)	Maturity	Interest Rate		March 31, 2023	December 31, 2022
Term Loan	March 1, 2026	LIBOR +	8.5%	$394,368	$429,368
ABL Facility (Fifth Amendment)	March 1, 2026	3-month LIBOR +	3.0%	72,231	54,554
Unamortized original issue discount and debt issuance costs				(12,885)	(14,112)
Total debt obligations				$453,714	$469,810
Current portion of Term Loan				(70,000)	(70,000)
Total long-term debt obligations				$383,714	$399,810
Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The proceeds of the Term Loan were used to finance the acquisition of Sensis Holding Limited (the “Thryv Australia Acquisition”), refinance in full the Company's existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of March 1, 2021. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of March 31, 2023 and December 31, 2022, no portion of the Term Loan was held by related parties who were equity holders of the Company as of such date.

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

In accordance with the Term Loan, the Company recorded no interest expense with related parties for the three months ended March 31, 2023, compared to $1.8 million of interest expense with related parties for the three months ended March 31, 2022.

The Company has recorded accrued interest of $1.3 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

Term Loan Covenants

The Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of March 31, 2023, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On March 1, 2021, the Company entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 asset-based lending (“ABL”) facility (the “ABL Facility”). The ABL Amendment was entered into in order to permit the Senior Term Loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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

As of March 31, 2023 and December 31, 2022, the Company had debt issuance costs with a remaining balance of $1.9 million and $2.0 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of March 31, 2023, the Company had borrowing capacity of $56.6 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of March 31, 2023, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost (benefit) for the Company's pension plans:

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest cost	$3,504	$3,418
Expected return on assets	(3,383)	(3,488)
Net periodic pension cost (benefit)	$121	$(70)

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

During the three months ended March 31, 2023, the Company made no contributions to the qualified plans and contributions and associated payments of $0.1 million to the non-qualified plans. During the three months ended March 31, 2022, the Company made cash contributions of $7.5 million to the qualified plans, and contributions and associated payments of $0.1 million to the non-qualified plans.

For the fiscal year 2023, the Company expects to contribute approximately $10.0 million to the qualified plans and approximately $0.5 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income during the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of services	$149	$76
Sales and marketing	2,658	769
General and administrative	2,586	1,083
Stock-based compensation expense	$5,393	$1,928

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
RSUs	$2,411	$—
PSUs	2,263	—
Stock options	428	1,553
ESPP	291	375
Stock-based compensation expense	$5,393	$1,928

Restricted Stock Units

The following table sets forth the restricted stock unit (“RSU”) activity during the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2022	517,135	$25.93
Granted	675,701	19.31
Vested	(163,922)	26.09
Forfeited	(9,848)	24.77
Nonvested balance as of March 31, 2023	1,019,066	$21.52

The Company grants RSUs to the Company's employees and non-employee directors under the Company’s 2020 Incentive Award Plan (the “2020 Plan”). Pursuant to the RSU award agreements, each RSU entitles the recipient to one share of the Company’s common stock, subject to time-based vesting conditions set forth in individual agreements.

The fair value of each RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which ranges between one year and three years from the date of grant, subject to the continued employment of the employees and services of the non-employee board members.

As of March 31, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $20.3 million and is expected to be recognized over a weighted average period of 2.4 years.

During the three months ended March 31, 2023, the Company issued an aggregate of 164,812 shares of common stock to employees upon the exercise of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table sets forth the performance-based restricted stock unit (“PSU”) activity during the three months ended March 31, 2023:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2022	473,371	$26.76
Granted	657,408	21.46
Vested	—	—
Forfeited	—	—
Nonvested balance as of March 31, 2023	1,130,779	$23.68

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to performance-based vesting conditions set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period, relative to certain performance and market conditions. Grant date fair value of PSUs, that vest relative to a performance condition, is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant date fair value of PSUs, that vest relative to a market condition, is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of March 31, 2023, the nonvested balance of PSUs that vest based on performance and market conditions are 452,316 and 678,463 shares, respectively.

As of March 31, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $21.4 million and is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

As of March 31, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was approximately $1.7 million, and is expected to be recognized over a weighted average period of 0.9 years. As of March 31, 2023, there were 767,189 stock options expected to vest with a weighted average grant-date fair value of $13.17.

During the three months ended March 31, 2023, the Company issued an aggregate of 113,620 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

During the three months ended March 31, 2022, the Company issued an aggregate of 82,810 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the three months ended March 31, 2023 and 2022, no shares were issued through the Employee Stock Purchase Plan ("ESPP").

Stock Warrants

As of March 31, 2023 and December 31, 2022, the Company had 9,427,343 fully vested outstanding warrants. As of March 31, 2023 and December 31, 2022, the holders of such warrants were entitled to purchase, in the aggregate, up to 5,237,413 shares of common stock. Warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. These warrants expire on August 15, 2023.

During the three months ended March 31, 2023 and 2022, no warrants were exercised.

Note 11     Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Basic net income per share:
Net income	$9,314	$33,511
Weighted-average common shares outstanding during the period	34,606,864	34,159,979
Basic net income per share	$0.27	$0.98

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Diluted net income per share:
Net income	$9,314	$33,511
Basic shares outstanding during the period	34,606,864	34,159,979
Plus: Common stock equivalents associated with stock-based compensation	2,374,788	3,797,706
Diluted shares outstanding	36,981,652	37,957,685
Diluted net income per share	$0.25	$0.88
The computation of diluted shares outstanding for the three months ended March 31, 2023 excluded 48,133 outstanding ESPP shares, 317,240 outstanding RSUs, 284,025 outstanding PSUs and 5,237,415 outstanding stock warrants, as their effect would have been anti-dilutive. The computation of diluted shares outstanding for the three months ended March 31, 2022 excluded 33,092 ESPP shares, as their effect would have been anti-dilutive. No outstanding stock options or stock warrants were excluded from the computation of diluted shares for the three months ended March 31, 2022.

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 32.6% for the three months ended March 31, 2023, and 22.3% for the three months ended March 31, 2022. The Company's ETR differs from the 21.0% U.S. Federal statutory rate primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, and the discrete impact of interest accrual on uncertain tax positions.

As of March 31, 2023 and December 31, 2022, the amount of unrecognized tax benefits was $21.8 million and $21.4 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of March 31, 2023 and December 31, 2022, the Company had $12.5 million and $11.7 million, respectively, recorded for interest on the condensed consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $20.7 million within the next 12 months, affecting the Company’s ETR if realized. See Note 13, Contingent Liabilities.

Note 13     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, losses are considered probable, but the Company is not able to make a reasonable estimate of the liability because of the uncertainties related to the outcome or the amount or range of potential loss. For these matters, disclosure is made when material, but no amount is reserved. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's consolidated statements of operations and comprehensive income (loss), balance sheets or cash flows.

Section 199 and Research and Development Tax Case

Section 199 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), provides for deductions for manufacturing performed in the U.S. The Internal Revenue Service (“IRS”) has taken the position that directory providers are not entitled to take advantage of the deductions because printing vendors are already taking deductions and only one taxpayer can claim the deduction. The Tax Code also grants tax credits related to research and development expenditures. The IRS also takes the position that the expenditures have not been sufficiently documented to be eligible for the tax credit. The Company disagrees with these positions.

The IRS has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. The appeals conference for YP occurred on May 9, 2022. The Company is working through ongoing settlement negotiations with the Appeals Officer. In advance of the IRS Appeals conference, the parties reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company was unsuccessful in its attempt to negotiate a settlement with IRS Administrative Appeals, and the IRS issued a 90-day notice to the Company. The Company filed a petition in the U.S. Tax Court on March 30, 2021 to challenge the IRS denial.

As of March 31, 2023 and December 31, 2022, the Company has reserved approximately $34.8 million and $34.0 million, respectively, in connection with the Section 199 disallowance and $0.8 million related to the research and development tax credit disallowance. Pursuant to the YP Acquisition agreement, the Company is entitled to (i) a dollar-for-dollar indemnification for the research and development tax liability, and (ii) a dollar-for-dollar indemnification for the Section 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification asset, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability. The balance of the indemnification asset is $27.3 million and $26.5 million at March 31, 2023 and December 31, 2022, respectively.

Note 14     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the three months ended March 31, 2023 and 2022:

	Accumulated Foreign Currency Translation Adjustment
(in thousands)	2023	2022
Beginning balance at January 1,	$(16,261)	$(8,047)
Foreign currency translation adjustment, net of tax expense of $0.7 million and $1.1 million, respectively	(2,188)	5,448
Ending balance at March 31,	$(18,449)	$(2,599)

Note 15     Segment Information
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

The following tables summarize the operating results of the Company's reportable segments:

	Three Months Ended March 31, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$147,300	$58,127	$38,326	$1,802	$245,555
Segment Gross Profit	93,174	35,960	24,480	1,194	154,808
Segment Adjusted EBITDA	41,264	1,122	17,409	(1,326)	58,469

	Three Months Ended March 31, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$212,533	$47,343	$47,664	$835	$308,375
Segment Gross Profit	136,510	29,409	31,716	221	197,856
Segment Adjusted EBITDA	66,395	(4,364)	24,097	(2,411)	83,717

A reconciliation of the Company’s Income before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Income before income tax expense	$13,810	$43,132
Interest expense	16,488	14,867
Depreciation and amortization expense	15,431	21,969
Stock-based compensation expense	5,393	1,928
Restructuring and integration expenses	5,340	5,827
Transaction costs (1)	373	1,720
Other components of net periodic pension cost (benefit)	121	(70)
Non-cash gain from remeasurement of indemnification asset	(756)	(400)
Other	2,269	(5,256)
Total Segment Adjusted EBITDA	$58,469	$83,717
(1)Consists of Vivial Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Thryv U.S.
Print	$59,254	$97,906
Digital	88,046	114,627
Total Marketing Services	147,300	212,533
SaaS	58,127	47,343
Total Thryv U.S.	$205,427	$259,876

Thryv International
Print	$18,112	$21,500
Digital	20,214	26,164
Total Marketing Services	38,326	47,664
SaaS	1,802	835
Total Thryv International	$40,128	$48,499

Revenue	$245,555	$308,375

Note 16    Subsequent Event

Yellow Acquisition

On April 3, 2023, the Company completed the acquisition of Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company for $10.5 million in cash, subject to certain adjustments.

As a result of the limited time available to prepare the information required for the initial accounting, the initial accounting for the Yellow acquisition is incomplete and the Company is unable to provide the amounts that will be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, pre-existing contingencies, goodwill, or other intangible assets at the time of this Quarterly Report on Form 10-Q.

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest domestic providers of SaaS end-to-end customer experience tools and digital marketing solutions to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. As of March 31, 2023, we serve approximately 375,000 SMB clients globally through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS.

Our Thryv U.S. Marketing Services segment provides both print and digital solutions and generated $147.3 million and $212.5 million of consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“Print”), which carry the “The Real Yellow Pages” tagline, and other digital marketing services (“Digital”), which includes our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization tools.

On January, 21, 2022, we acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $22.8 million in cash (the “Vivial Acquisition”). Vivial's results are included in the Thryv U.S. Marketing Services segment.

Our Thryv U.S. SaaS segment generated $58.1 million and $47.3 million of consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. Our primary SaaS offerings include Thryv®, our flagship SMB end-to-end customer experience platform, Marketing Center, ThryvPaySM, and Thryv Add-Ons. Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively. ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include an automated lead generation service that fully integrates with our Thryv platform, website development, SEO tools, Google My Business optimization, and Hub by ThryvSM. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our Thryv International Marketing Services segment is comprised of Thryv Australia Pty Ltd (“Thryv Australia”), which we acquired on March 1, 2021. Our Thryv International Marketing Services segment provides both print and digital solutions and generated $38.3 million and $47.7 million of consolidated revenues for the three months ended March 31, 2023 and 2022, respectively. Thryv Australia is Australia’s leading provider of marketing solutions serving more than 100,000 SMBs, many of which we believe are ideal candidates for the Thryv platform.

Our Thryv International SaaS segment is comprised of Thryv, Hub By Thryv, Thryv Add-ons and Thryv Pay, and generated $1.8 million and $0.8 million of consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2023, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

The expanding global scope of our business and the heightened volatility of global markets, driven by factors, such as COVID-19 and inflation, expose us to the risk of rising interest rates, increased operating costs and fluctuations in foreign currency markets. Recently the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Australian Dollar. We also expect further interest rate changes in the future. To date, these factors have not had a material impact on our operating performance, financial performance, or liquidity. However, further changes in global economic conditions may adversely impact our revenue, profit margins, cash flow and liquidity. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a description of interest rate and foreign exchange currency risks.

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
Ability to Grow Through Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States, Australian, New Zealand, and Canadian SMB markets and plan to leverage strategic acquisitions or initiatives to expand our client base domestically and enter new markets internationally, such as our recent acquisition in New Zealand. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. On March 1, 2021, we completed the acquisition of Thryv Australia, Australia’s leading provider of marketing solutions serving SMBs. In July 2022, we began operations in Canada through our own sales force and a re-seller agreement. On April 3, 2023, we completed the acquisition of Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company. We believe that strategic acquisitions of marketing services companies globally will expand our client base and provide additional opportunities to offer our SaaS solutions.
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

	As of March 31,
(in thousands)	2023	2022
Clients (1)
Marketing Services (2)	348	419
SaaS (3)	54	47
Total (4)	372	439
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
Marketing Services clients decreased by 71 thousand, or 17%, as of March 31, 2023 as compared to March 31, 2022. The decrease in Marketing Services clients was related to a secular decline in the print media industry and significant competition in the digital media space.
SaaS clients increased by seven thousand, or 15%, as of March 31, 2023 as compared to March 31, 2022. This increase resulted from our continuing focus on new SaaS client acquisition through more effective and efficient marketing efforts, referrals from existing clients, introduction of new product features, and a small but growing international footprint.
Total clients decreased by 67 thousand, or 15%, as of March 31, 2023 as compared to March 31, 2022. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space, partially offset by an increase in SaaS clients.
Monthly ARPU
We define monthly average revenue per unit (“ARPU”) as our total client billings for a particular month divided by the number of clients that have one or more revenue-generating solutions in that same month. For each reporting period, the weighted-average monthly ARPU from all the months in the period are reported. ARPU varies based on product mix, product volumes, and the amounts we charge for our services, We believe that ARPU is an important measure of client spend and growth in ARPU is an indicator of client satisfaction with our services.

	Three Months Ended March 31,
	2023	2022
ARPU (Monthly)
Marketing Services (1)	$167	$184
SaaS (1)	379	352
(1)     Marketing Services and SaaS ARPU include combined results from both our U.S. and Thryv International Marketing Services and SaaS businesses, respectively.

Monthly ARPU for Marketing Services decreased by $17, or 9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Monthly ARPU for SaaS increased by $27, or 8%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in ARPU for these periods was driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, the sale of add-on features to our Thryv platform such as Thryv Leads and Thryv Pay contributed to Monthly SaaS ARPU growth.
Monthly Active Users - SaaS
We define a monthly active user for SaaS offerings as a unique user who logs into our SaaS solutions at least once during the calendar month. One client can have multiple unique users. Individuals who register for, and use, multiple accounts across computer and mobile devices may be counted more than once, and as a result, may overstate the number of unique users who actively use our Thryv platform within a month. Additionally, some of our original SaaS clients exclusively use the website features of their Thryv platform which does not require a login and those users are not included in our active users count. For each reporting period, active users from the last month in the period are reported. We believe that monthly active users best reflects our ability to engage, retain, and monetize our users, and thereby drive increases in revenue. We view monthly active users as a key measure of user engagement for our Thryv platform.

	As of March 31,
(in thousands)	2023	2022
Monthly Active Users - SaaS	45	36

Monthly active users increased by nine thousand, or 25%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The number of monthly active users increased period-over-period as we continued efforts to increase engagement among our SaaS clients, such as enhancing the initial sales process, the client onboarding experience, and lifecycle management. The increase was also driven by our focus on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients, as SMBs increased virtual interactions with their customers in lieu of in-person interactions.

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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension benefit, and other income (expense), which includes a bargain purchase gain as a result of the Vivial Acquisition during the three months ended March 31, 2022 , and foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended March 31,
	2023		2022 (1)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$245,555	100%	$308,375	100%
Cost of services	90,747	37.0%	110,519	35.8%
Gross profit	154,808	63.0%	197,856	64.2%

Operating expenses:
Sales and marketing	76,343	31.1%	93,955	30.5%
General and administrative	47,680	19.4%	52,194	16.9%
Total operating expenses	124,023	50.5%	146,149	47.4%

Operating income	30,785	12.5%	51,707	16.8%

Other income (expense):
Interest expense	(16,488)	6.7%	(14,867)	4.8%
Other components of net periodic pension (cost) benefit	(121)	—%	70	—%
Other income (expense)	(366)	0.1%	6,222	2.0%
Income before income tax expense	13,810	5.6%	43,132	14.0%
Income tax expense	(4,496)	1.8%	(9,621)	3.1%
Net income	$9,314	3.8%	$33,511	10.9%
Other financial data:
Adjusted EBITDA(2)	$58,469	23.8%	$83,717	27.1%
Adjusted Gross Profit(3)	$161,941		$207,748
Adjusted Gross Margin(4)	65.9%		67.4%

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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022 (1)	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$147,300	$212,533	$(65,233)	(30.7)%
SaaS	58,127	47,343	10,784	22.8%
Thryv International
Marketing Services	38,326	47,664	(9,338)	(19.6)%
SaaS	1,802	835	967	115.8%
Total Revenue	$245,555	$308,375	$(62,820)	(20.4)%
(1)    Thryv U.S. Marketing Services includes Vivial revenue subsequent to the Vivial Acquisition.
Total Revenue decreased by $62.8 million, or 20.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in total Revenue was driven by a decrease in Thryv U.S. Marketing Services Revenue of $65.2 million and a decrease in Thryv International Marketing Services Revenue of $9.3 million, partially offset by an increase in Thryv U.S. SaaS Revenue of $10.8 million and an increase in Thryv International SaaS Revenue of $1.0 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue decreased by $65.2 million, or 30.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Print revenue decreased by $38.7 million, or 39.5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease in print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12 month terms, and the continued secular decline in industry demand for Print services, which is partially offset by increasing the terms of our new print publications from 15 months to 18 months.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 15 months for directories published during the three months ended March 31, 2022, as compared to 18 months during the three months ended March 31, 2023. As a result of recognizing revenue upon delivery, we typically record revenue for each published directory only once every 15 to 18 months, depending on the publication cycle of the individual published directory, which makes comparing quarterly results to prior year difficult. The greater contract value for individual published directories during the three months ended March 31, 2023 increases Print revenue per published directory because the revenue was based on an 18 month contract value for publications with new terms. This increase in per published directory revenue partially offsets the secular decline in industry demand for Print services, resulting in an overall 9% decline in revenue for the quarter when comparing on a publication-by-publication basis.
Digital revenue decreased by $26.6 million, or 23.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.

SaaS Revenue
Thryv U.S. SaaS revenue increased by $10.8 million, or 22.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue decreased by $9.3 million, or 19.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in revenue was driven by lower Print and digital revenue primarily resulting from the secular decline in industry demand for Print services in Australia and negative impact from changes in foreign currency rates.
SaaS Revenue
Thryv International SaaS revenue increased $1.0 million, or 115.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.

Cost of Services

Cost of services decreased by $19.8 million, or 17.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $16.0 million.

Gross Profit

Gross profit decreased by $43.0 million, or 21.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our gross margin decreased by 120 basis points to 63.0% for the three months ended March 31, 2023 compared to 64.2% for the three months ended March 31, 2022. The decrease was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of decline in revenue and strategic cost saving initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $17.6 million, or 18.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in sales commissions of $8.2 million, due to new sales commissions plans and revised targets, a decrease in sales promotion expenses of $5.8 million, primarily driven by improvements in the client acquisition funnel, and a decrease in employee-related costs of $2.5 million, due to strategic cost-saving initiatives.

General and Administrative

General and administrative expense decreased by $4.5 million, or 8.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily attributable to a decrease in facilities expense of $2.2 million, driven primarily by cost savings initiatives, a decrease in depreciation expense of $1.2 million, due to the accelerated amortization method used by the Company, and a decrease in software costs of $1.0 million.

Other Income (Expense)

Interest Expense

Interest expense increased by $1.6 million, or 10.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven primarily by the impact of higher interest rates during the quarter, partially offset by lower outstanding debt balances resulting from payments made on our Term Loan.

Other Components of Net Periodic Pension (Cost) Benefit

Other components of net periodic pension cost increased by $0.2 million for the three months ended March 31, 2023. This increase was due to higher interest cost of $0.1 million and lower expected return on assets of $0.1 million.

Other Income (Expense)

Other income (expense) decreased by $6.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven primarily by the $7.3 million bargain purchase gain that was recorded during the three months ended March 31, 2022 as a result of the Vivial Acquisition.

Income Tax Expense
The Company's effective tax rate (“ETR”) was 32.6% and 22.3% for the three months ended March 31, 2023 and 2022, respectively. The Company's ETR differs from the U.S. statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA decreased by $25.2 million, or 30.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in Adjusted EBITDA was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. The decrease was partially offset by the result of increasing the terms of our Print publications from 15 months to 18 months in our Thryv U.S. Marketing Services segment and growth in our Thryv U.S. SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income plus Income tax expense, Interest expense, Depreciation and amortization expense, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense, and non-operating expenses, such as, Other components of net periodic pension cost (benefit), Non-cash (gain) from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and Stock-based compensation expense.

Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Three Months Ended March 31,
(in thousands)	2023	2022
Reconciliation of Adjusted EBITDA
Net income	$9,314	$33,511
Interest expense	16,488	14,867
Depreciation and amortization expense	15,431	21,969
Stock-based compensation expense (1)	5,393	1,928
Restructuring and integration expenses (2)	5,340	5,827
Income tax expense	4,496	9,621
Transaction costs (3)	373	1,720
Other components of net periodic pension cost (benefit) (4)	121	(70)
Non-cash gain from remeasurement of indemnification asset (5)	(756)	(400)
Other (6)	2,269	(5,256)
Adjusted EBITDA	$58,469	$83,717
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 10, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(2)For the three months ended March 31, 2023 and 2022, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, and costs associated with abandoned facilities and system consolidation.
(3)Expenses related to the Vivial Acquisition and other transaction costs.
(4)Other components of net periodic pension cost (benefit) is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of Other components of net periodic pension cost (benefit) relates to periodic mark-to-market pension remeasurement.
(5)In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date. See Note 13, Contingent Liabilities, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(6)Other primarily includes foreign exchange-related expense. Additionally, during the three months ended March 31, 2022, Other includes the bargain purchase gain as a result of the Vivial Acquisition.

The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross Margin:

	Three Months Ended March 31, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$93,174	$35,960	$24,480	$1,194	$154,808
Plus:
Depreciation and amortization expense	2,918	1,142	2,779	145	6,984
Stock-based compensation expense	103	46	—	—	149
Adjusted Gross Profit	$96,195	$37,148	$27,259	$1,339	$161,941
Gross Margin	63.3%	61.9%	63.9%	66.3%	63.0%
Adjusted Gross Margin	65.3%	63.9%	71.1%	74.3%	65.9%

	Three Months Ended March 31, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$136,510	$29,409	$31,716	$221	$197,856
Plus:
Depreciation and amortization expense	4,395	979	4,366	76	9,816
Stock-based compensation expense	61	15	—	—	76
Adjusted Gross Profit	$140,966	$30,403	$36,082	$297	$207,748
Gross Margin	64.2%	62.1%	66.5%	26.5%	64.2%
Adjusted Gross Margin	66.3%	64.2%	75.7%	35.6%	67.4%
Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv, Inc., who in turn generates cash flow from its own operations and operations of its subsidiaries, and has cash and cash equivalents on hand, funds provided under the Term Loan and funds available under the ABL Facility. The agreements governing our debt may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

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
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,		$
	2023	2022	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$32,311	$29,327	$2,984
Investing activities	(5,136)	(26,002)	20,866
Financing activities	(17,055)	6,386	(23,441)
Effects of exchange rate changes on Cash and cash equivalents	(290)	541	(831)
Increase in Cash and cash equivalents and restricted cash	$9,830	$10,252	$(422)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $3.0 million, or 10.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to changes in working capital, particularly accounts receivable, which was impacted by the timing of payments, including lower tax payments of $16.4 million. This was partially offset by the overall decline in our sales and higher interest payments of $3.0 million compared to the three months ended March 31, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $20.9 million, or 80.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to the $22.0 million of net cash paid in connection with the Vivial Acquisition on January 21, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $23.4 million, or 367.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to payments made on the Term Loan of $35.0 million during the three months ended March 31, 2023, compared to payments made on the Term Loan of $17.5 million during the three months ended March 31, 2022. In addition, the decrease was due to a decrease in net proceeds from the ABL Facility of $5.4 million, as a result of lower proceeds of $29.5 million and lower payments of $24.1 million on the ABL Facility during the three months ended March 31, 2023.

Debt

Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The proceeds of the Term Loan were used to finance the acquisition of Sensis Holding Limited (the “Thryv Australia Acquisition”), refinance in full the Company's existing term loan facility (the “Senior Term Loan”), and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established the Term Loan Facility in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of March 1, 2021. The Term Loan Facility matures on March 1, 2026 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter. As of March 31, 2023 and December 31, 2022, no portion of the Term Loan was held by related parties who were equity holders of the Company on those dates.
ABL Facility
On March 1, 2021, the Company entered into an agreement to amend (the “ABL Amendment”) the June 30, 2017 asset-based lending ("ABL") facility (the “ABL Facility”). The ABL Amendment was entered into in order to permit the term loan refinancing, the Thryv Australia Acquisition and make certain other changes to the ABL credit agreement, including, among others:

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

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of March 31, 2023. We had total recorded debt outstanding of $453.7 million (net of $12.9 million of unamortized original issue discount (“OID”) and debt issuance cost) at March 31, 2023, which was comprised of amounts outstanding under our Term Loan of $394.4 million and ABL Facility of $72.2 million.
As of March 31, 2023, we had borrowing capacity of $56.6 million under the ABL Facility.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2022 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2023, we had total debt outstanding of $453.7 million (net of $12.9 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $394.4 million and ABL Facility of $72.2 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $4.7 million annually, based on the debt outstanding at March 31, 2023.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to our risk factors disclosed in our 2022 Form 10-K, except as set forth below.

Risks Related to Taxes and Tariffs

The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. The OECD continues to release additional guidance on these rules and suggests enactment to take effect in 2023 and 2024. We continue to monitor these proposals closely and, if enacted by various countries in which we do business, they may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings.

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

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

May 4, 2023	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 4, 2023	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)