Form 10-Q
period 2023-06-30
Thryv Holdings, Inc.
filed 2023-08-03
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR

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
Yes ☐ No ☒

As of August 1, 2023, there were 34,603,870 shares of the registrant's common stock outstanding.

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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) as well as our subsequent Quarterly Reports on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements contained in this report, which speak only as of the date of this report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.
In this Quarterly Report on Form 10-Q, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$251,421	$333,995	$496,976	$642,370
Cost of services	91,336	106,013	182,083	216,532
Gross profit	160,085	227,982	314,893	425,838

Operating expenses:
Sales and marketing	75,683	91,813	152,026	185,768
General and administrative	53,695	52,650	101,375	104,844
Impairment charges	—	222	—	222
Total operating expenses	129,378	144,685	253,401	290,834

Operating income	30,707	83,297	61,492	135,004
Other income (expense):
Interest expense	(16,292)	(13,756)	(32,780)	(26,864)
Interest expense, related party	—	(896)	—	(2,655)
Other components of net periodic pension (cost) benefit	(1,865)	9,153	(1,986)	9,223
Other income (expense)	—	2,404	(366)	8,626
Income before income tax benefit (expense)	12,550	80,202	26,360	123,334
Income tax benefit (expense)	3,428	(22,200)	(1,068)	(31,821)
Net income	$15,978	$58,002	$25,292	$91,513
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(302)	(10,139)	(2,490)	(4,691)
Comprehensive income	$15,676	$47,863	$22,802	$86,822

Net income per common share:
Basic	$0.46	$1.69	$0.73	$2.68
Diluted	$0.43	$1.61	$0.68	$2.47

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	34,575,338	34,250,706	34,625,561	34,205,593
Diluted	36,863,295	36,137,989	36,956,933	37,048,087
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$15,245	$16,031
Accounts receivable, net of allowance of $14,399 in 2023 and $14,766 in 2022	243,893	284,698
Contract assets, net of allowance of $28 in 2023 and $33 in 2022	1,746	2,583
Taxes receivable	3,640	11,553
Prepaid expenses	29,318	25,092
Indemnification asset	—	26,495
Other current assets	15,557	11,864
Total current assets	309,399	378,316
Fixed assets and capitalized software, net	38,569	42,334
Goodwill	569,780	566,004
Intangible assets, net	31,321	34,715
Deferred tax assets	122,548	113,859
Other assets	29,610	42,649
Total assets	$1,101,227	$1,177,877

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,341	$18,972
Accrued liabilities	106,606	126,810
Current portion of unrecognized tax benefits	22,969	31,919
Contract liabilities	20,136	41,854
Current portion of long-term debt	70,000	70,000
Other current liabilities	10,887	10,937
Total current liabilities	237,939	300,492
Term Loan, net	295,179	345,256
ABL Facility	68,278	54,554
Pension obligations, net	74,321	72,590
Other liabilities	21,184	22,718
Total long-term liabilities	458,962	495,118
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 61,832,315 shares issued and 34,477,286 shares outstanding at June 30, 2023; and 61,279,379 shares issued and 34,593,837 shares outstanding at December 31, 2022	618	613
Additional paid-in capital	1,121,804	1,105,701
Treasury stock - 27,355,029 shares at June 30, 2023 and 26,685,542 shares at December 31, 2022	(485,730)	(468,879)
Accumulated other comprehensive income (loss)	(18,751)	(16,261)
Accumulated deficit	(213,615)	(238,907)
Total stockholders' equity	404,326	382,267
Total liabilities and stockholders' equity	$1,101,227	$1,177,877
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended June 30, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of March 31, 2023	61,557,811	$616	$1,112,420	(26,739,832)	$(469,941)	$(18,449)	$(229,593)	$395,053
Exercise of stock options, vesting of RSUs and PSUs	274,504	2	3,586	(1,243)	(29)	—	—	3,559
Stock compensation expense	—	—	5,798	—	—	—	—	5,798
Settlement of indemnification asset	—	—	—	(613,954)	(15,760)	—	—	(15,760)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(302)	—	(302)
Net income	—	—	—	—	—	—	15,978	15,978
Balance as of June 30, 2023	61,832,315	$618	$1,121,804	(27,355,029)	$(485,730)	$(18,751)	$(213,615)	$404,326

Three Months Ended June 30, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of March 31, 2022	60,913,663	$609	$1,087,054	(26,685,542)	$(468,879)	$(2,599)	$(259,744)	$356,441
Exercise of stock options	207,395	2	3,498	—	—	—	—	3,500
Stock compensation expense	—	—	3,810	—	—	—	—	3,810
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(10,139)	—	(10,139)
Net income	—	—	—	—	—	—	58,002	58,002
Balance as of June 30, 2022	61,121,058	$611	$1,094,362	(26,685,542)	$(468,879)	$(12,738)	$(201,742)	$411,614

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Six Months Ended June 30, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267
Exercise of stock options, vesting of RSUs and PSUs	552,936	5	4,912	(55,533)	(1,091)	—	—	3,826
Stock compensation expense	—	—	11,191	—	—	—	—	11,191
Settlement of indemnification asset	—	—	—	(613,954)	(15,760)	—	—	(15,760)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,490)	—	(2,490)
Net income	—	—	—	—	—	—	25,292	25,292
Balance as of June 30, 2023	61,832,315	$618	$1,121,804	(27,355,029)	$(485,730)	$(18,751)	$(213,615)	$404,326

Six Months Ended June 30, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715
Exercise of stock options	290,205	3	4,336	—	—	—	—	4,339
Stock compensation expense	—	—	5,738	—	—	—	—	5,738
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4,691)	—	(4,691)
Net income	—	—	—	—	—	—	91,513	91,513
Balance as of June 30, 2022	61,121,058	$611	$1,094,362	(26,685,542)	$(468,879)	$(12,738)	$(201,742)	$411,614

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income	$25,292	$91,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,098	42,561
Amortization of deferred commissions	5,032	5,174
Amortization of debt issuance costs	2,721	2,883
Deferred income taxes	(9,135)	(16,752)
Provision for credit losses and service credits	11,580	13,043
Stock-based compensation expense	11,191	5,738
Other components of net periodic pension cost (benefit)	1,986	(9,223)
Impairment charges	—	222
Gain on foreign currency exchange rates	(881)	(1,622)
Non-cash loss (gain) from the remeasurement of the indemnification asset	10,734	(887)
Bargain purchase gain	—	(7,005)
Other	—	1,688
Changes in working capital items, excluding acquisitions:
Accounts receivable	25,075	(10,298)
Contract assets	837	1,793
Prepaid expenses and other assets	10,090	2,748
Accounts payable and accrued liabilities	(38,654)	(29,472)
Other liabilities	(29,230)	(35,201)
Net cash provided by operating activities	57,736	56,903

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(14,016)	(9,648)
Acquisition of a business, net of cash acquired	(8,897)	(22,777)
Other	(217)	—
Net cash (used in) investing activities	(23,130)	(32,425)

Cash Flows from Financing Activities
Payments of Term Loan	(52,500)	(36,828)
Payments of Term Loan, related party	—	(5,672)
Proceeds from ABL Facility	483,473	488,547
Payments of ABL Facility	(469,750)	(471,866)
Other	3,826	4,338
Net cash (used in) financing activities	(34,951)	(21,481)

Effect of exchange rate changes on cash and cash equivalents	(240)	(627)
(Decrease) increase in cash and cash equivalents and restricted cash	(585)	2,370
Cash and cash equivalents and restricted cash, beginning of period	18,180	13,557
Cash and cash equivalents and restricted cash, end of period	$17,595	$15,927

Supplemental Information
Cash paid for interest	$29,592	$24,915
Cash paid for income taxes, net	$7,419	$36,934

Non-cash investing and financing activities
Repurchase of Treasury stock as a result of the settlement of the indemnification asset	$15,760	$—

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv” or the “Company”) provides small-to-medium sized businesses (“SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages (“Print”) and digital marketing services (“Digital”), which includes Internet Yellow Pages, search engine marketing, and other digital media services, including online display advertising, and search engine optimization tools. In addition, through the Thryv® platform, the Company is a provider of SaaS small business management software tools designed for SMBs.

On April 3, 2023, Thryv New Zealand Limited, the Company’s wholly-owned subsidiary, acquired Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company. Additionally, on January 21, 2022, Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company with operations in the United States.

The Company reports its results based on four reportable segments (see Note 15, Segment Information):

•Thryv U.S. Marketing Services, which includes the Company's Print and Digital solutions business in the United States;
•Thryv U.S. SaaS, which includes the Company's SaaS flagship all-in-one small business management modular software platform in the United States;
•Thryv International Marketing Services, which is comprised of the Company's Print and Digital solutions business outside of the United States; and
•Thryv International SaaS, which primarily includes the Company's flagship all-in-one small business management modular software platform outside of the United States.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2022.

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

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no changes to the Company's significant accounting policies during the three and six months ended June 30, 2023.

Restricted Cash

The following table presents a reconciliation of Cash and cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

(in thousands)	June 30, 2023	June 30, 2022	December 31, 2022
Cash and cash equivalents	$15,245	$13,746	$16,031
Restricted cash, included in Other current assets	2,350	2,181	2,149
Total Cash and cash equivalents and restricted cash	$17,595	$15,927	$18,180

Note 2      Acquisitions

Yellow New Zealand Acquisition

On April 3, 2023 (the “Yellow Acquisition Date”), Thryv New Zealand Limited, the Company’s wholly-owned subsidiary, acquired Yellow, a New Zealand marketing services company for $8.9 million in cash (net of $1.7 million of cash acquired), subject to certain adjustments (the “Yellow Acquisition”). The assets acquired consisted primarily of $2.4 million in current assets and $5.6 million in fixed and intangible assets, consisting primarily of customer relationships, trade name, and technology assets, along with $5.1 million in goodwill. The Company also assumed liabilities of $4.7 million, consisting primarily of accrued, contract, and deferred liabilities.

The Company accounted for the Yellow Acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). This requires that the assets acquired and liabilities assumed are measured at fair value. With the assistance of a third-party valuation firm, the Company determined, using Level 3 inputs (see Note 4, Fair Value Measurements), the fair value of certain assets and liabilities, including fixed assets and intangible assets by applying the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas trade names were valued using a relief of royalty method and assumptions related to Yellow's assets acquired and liabilities assumed. The fair values of existing technologies were computed using a relief of royalty approach, similar to the trade name valuation. The preliminary purchase price allocation is expected to be finalized within 12 months after the Yellow Acquisition Date.

The following table summarizes the assets acquired and liabilities assumed at the Yellow Acquisition Date:

(in thousands)
Current assets	$2,438
Fixed and intangible assets	5,565
Other assets	457
Current liabilities	(3,533)
Other liabilities	(1,159)
Goodwill	5,129
Fair value allocated to net assets acquired	$8,897

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $5.1 million was primarily related to the benefits expected from the acquisition and is allocated to the Thryv International Marketing Services segment. The goodwill recognized is not deductible for income tax purposes.

The Yellow Acquisition has contributed $6.0 million in revenue since the Yellow Acquisition Date.

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

The Company accounted for the Vivial Acquisition using the acquisition method of accounting in accordance with ASC 805. This requires that the assets acquired and liabilities assumed are measured at fair value. With the assistance of a third-party valuation firm, the Company determined, using Level 3 inputs (see Note 4, Fair Value Measurements), the fair value of certain assets and liabilities, including fixed assets and intangible assets by applying the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas trade names were valued using a relief of royalty method and assumptions related to Vivial’s assets acquired and liabilities assumed.

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

Note 3      Revenue Recognition

The Company has determined that each of its Print and Digital marketing services and SaaS business management tools services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract. Control over the Company’s Print services transfers to the client upon delivery of the published directories containing their advertisements to the intended market(s). Therefore, revenue associated with Print services is recognized at a point in time upon delivery to the intended market(s). The Company bills clients for Print advertising services monthly over the relative contract term. The difference between the timing of recognition of Print advertising revenue and monthly billing generates the Company’s unbilled receivables balance. The unbilled receivables balance is reclassified as billed accounts receivable through the passage of time as the clients are invoiced each month. SaaS and Digital marketing services are recognized using the series guidance. Under the series guidance, the Company's obligation to provide services is the same for each day under the contract, and therefore represents a single performance obligation. Revenue associated with SaaS and Digital marketing services is recognized over time using an output method to measure the progress toward satisfying a performance obligation.

Disaggregation of Revenue

The Company presents disaggregated revenue based on the type of service within its segment footnote. See Note 15, Segment Information.

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three and six months ended June 30, 2023, the Company recognized Revenue of $9.2 million and $39.0 million, respectively, that was recorded in Contract liabilities as of December 31, 2022. For the three and six months ended June 30, 2022, the Company recognized Revenue of $12.9 million and $25.9 million, respectively, that was recorded in Contract liabilities as of December 31, 2021.

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

On June 22, 2023, the Company entered into a settlement agreement with the sellers regarding the settlement of the indemnification asset. Pursuant to the settlement agreement, the Company and the sellers agreed (i) that the sellers would pay and indemnify the Company for $15.8 million of indemnified taxes (the “Indemnity Amount”) and (ii) that the Indemnity Amount would be deemed satisfied by the transfer of 613,954 outstanding shares of the Company’s common stock from the sellers back to the Company, which were returned to treasury and reduced the number of outstanding shares of the Company’s common stock. Furthermore, the sellers would be entitled to retain 1,190,761 currently outstanding shares of the Company’s common stock that previously secured the sellers' tax indemnity obligations under the YP Acquisition agreement.

As of June 30, 2023, the Company no longer recorded a Level 1 indemnification asset because it was settled on June 22, 2023. As of December 31, 2022, the fair value of the Company's Level 1 indemnification asset was $26.5 million. A loss of $11.5 million and $10.7 million from the change in fair value of the Company’s Level 1 indemnification asset during the three and six months ended June 30, 2023, respectively, was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive income (loss). The $15.8 million Indemnity Amount, the fair value of the shares returned to treasury, was recorded in Treasury stock on the Company's consolidated balance sheets, along with the 613,954 shares that the Company received from the sellers as of June 30, 2023.

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
The following table sets forth the carrying amount and fair value of the Term Loan:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$365,179	$362,214	$415,256	$410,065

Note 5     Goodwill and Intangible Assets

Goodwill

The following tables set forth the changes in the carrying amount of the Company's goodwill for the six months ended June 30, 2023 and the year ended December 31, 2022.

	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Balance as of December 31, 2021	$390,573	$218,884	$62,429	$—	$671,886
Additions	—	—	—	—	—
Impairments	(102,000)	—	—	—	(102,000)
Effects of foreign currency translation	—	—	(3,882)	—	(3,882)
Balance as of December 31, 2022	$288,573	$218,884	$58,547	$—	$566,004
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Yellow Acquisition[1]	—	—	5,129	—	5,129
Effects of foreign currency translation	—	—	(1,353)	—	(1,353)
Balance as of June 30, 2023	$288,573	$218,884	$62,323	$—	$569,780
(1)    Yellow was included in the International Marketing Services reporting unit.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$797,800	$(777,849)	$19,951	1.7
Trademarks and domain names	223,905	(217,859)	6,046	1.9
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	10,352	(5,028)	5,324	1.2
Total intangible assets	$1,051,657	$(1,020,336)	$31,321	1.6

	As of December 31, 2022
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$796,213	$(771,475)	$24,738	1.8
Trademarks and domain names	223,206	(215,639)	7,567	1.7
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	5,240	(2,830)	2,410	2.0
Total intangible assets	$1,044,259	$(1,009,544)	$34,715	1.8

Amortization expense for intangible assets for the three and six months ended June 30, 2023 was $6.5 million and $12.7 million, respectively. Amortization expense for the three and six months ended June 30, 2022 was $11.8 million and $25.0 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2023	$12,942
2024	15,800
2025	2,000
2026	406
2027	135
Thereafter	38
Total	$31,321

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses as of June 30, 2023 and 2022:

(in thousands)	2023	2022
Balance as of January 1	$14,799	$17,475
Additions (1)	7,262	7,880
Deductions (2)	(7,634)	(9,228)
Balance as of June 30 (3)	$14,427	$16,127

(1)    For the six months ended June 30, 2023 and 2022, the Company recorded a provision for bad debt expense of $7.3 million and $7.9 million, respectively, which is included in General and administrative expense. For the three months ended June 30, 2023 and 2022, the Company recorded a provision for bad debt expense of $3.4 million and $4.6 million, respectively, which is included in General and administrative expense.

(2)    For the six months ended June 30, 2023 and 2022, represents amounts written off as uncollectible, net of recoveries.

(3)    As of June 30, 2023, $14.4 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of June 30, 2022, $16.0 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Accrued salaries and related expenses	$45,362	$62,044
Accrued expenses	46,739	52,313
Accrued taxes	11,749	9,799
Accrued service credits	2,756	2,654
Accrued liabilities	$106,606	$126,810

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of June 30, 2023 and December 31, 2022:

(in thousands)	Maturity	Interest Rate		June 30, 2023	December 31, 2022
Term Loan(1)	March 1, 2026	SOFR +	8.5%	$376,868	$429,368
ABL Facility (Seventh Amendment)(2)	March 1, 2026	Adjusted Daily Simple SOFR +	3.0%	68,278	54,554
Unamortized original issue discount and debt issuance costs				(11,689)	(14,112)
Total debt obligations				$433,457	$469,810
Current portion of Term Loan				(70,000)	(70,000)
Total long-term debt obligations				$363,457	$399,810
(1)    Effective June 30, 2023, the Company's Term Loan amendment replaced the LIBOR benchmark with a Secured Overnight Financing Rate (“SOFR”) based benchmark.

(2)    Effective June 1, 2023, the Company's ABL Facility amendment replaced the LIBOR benchmark with a SOFR based benchmark.

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

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of March 1, 2021. As of June 30, 2023 and December 31, 2022, no portion of the Term Loan was held by related parties who were equity holders of the Company as of such date.

The Term Loan Facility matures on March 1, 2026. For the three and six months ended June 30, 2023, borrowings under the Term Loan Facility bore interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter.

On June 21, 2023, the Company entered into an agreement to amend the Term Loan Facility (the “Term Loan Amendment”). The Term Loan Amendment replaced the LIBOR benchmark applicable to the loan with a SOFR based rate. Effective June 30, 2023, borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for SOFR loans) and (ii) 7.50% (for base rate loans).

In accordance with the Term Loan, the Company recorded no interest expense with related parties for the three and six months ended June 30, 2023, compared to $0.9 million and $2.7 million of interest expense with related parties for the three and six months ended June 30, 2022.

The Company has recorded accrued interest of $1.7 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

Term Loan Covenants

The Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2023, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

On June 1, 2023, the Company entered into an agreement to amend its existing ABL Facility (the “ABL Seventh Amendment”). The ABL Seventh Amendment replaced the 3-month LIBOR benchmark applicable to the facility with a SOFR based rate, defined as the Adjusted Daily Simple SOFR. Borrowings under the ABL Facility bear interest at a rate per annum equal to (i) Adjusted Daily Simple SOFR plus 3.00% for SOFR loans and (ii) base rate plus 2.00% for base rate loans.

As of June 30, 2023 and December 31, 2022, the Company had debt issuance costs with a remaining balance of $1.7 million and $2.0 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of June 30, 2023, the Company had borrowing capacity of $54.2 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of June 30, 2023, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost (benefit) for the Company's pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$7,406	$3,418	$10,910	$6,836
Expected return on assets	(3,778)	(3,489)	(7,161)	(6,977)
Settlement (gain)	(420)	(390)	(420)	(390)
Remeasurement (gain)	(1,343)	(8,692)	(1,343)	(8,692)
Net periodic pension cost (benefit)	$1,865	$(9,153)	$1,986	$(9,223)

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

During the three and six months ended June 30, 2023, the Company recognized a settlement gain of $0.4 million, and as a result of an interim actuarial valuation due to the settlement of one of the Company's pension plans, the Company recognized a remeasurement gain of $1.3 million. During the three and six months ended June 30, 2022, the Company recognized a settlement gain of $0.4 million, and as a result of an interim actuarial valuation due to the settlement of one of the Company's pension plans, the Company recognized a remeasurement gain of $8.7 million.

During the three and six months ended June 30, 2023, the Company made no contributions to the qualified plans and contributions and associated payments of $0.1 million and $0.3 million to the non-qualified plans. During the three and six months ended June 30, 2022, the Company made cash contributions of $7.5 million and $15.0 million to the qualified plans, and contributions and associated payments of $0.1 million and $0.3 million to the non-qualified plans.

For the fiscal year 2023, the Company is not anticipating making any contributions to the qualified plans and expects to contribute approximately $0.5 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of services	$173	$131	$322	$207
Sales and marketing	2,954	1,833	5,612	2,602
General and administrative	2,671	1,846	5,257	2,929
Stock-based compensation expense	$5,798	$3,810	$11,191	$5,738

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
RSUs	$2,409	$792	$4,820	$792
PSUs	2,352	753	4,615	753
Stock options	413	1,507	841	3,060
ESPP	624	758	915	1,133
Stock-based compensation expense	$5,798	$3,810	$11,191	$5,738

Restricted Stock Units

The following table sets forth the Company's restricted stock unit (“RSU”) activity during the six months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2022	517,135	$25.93
Granted	709,175	19.58
Vested	(199,997)	23.72
Forfeited	(15,511)	24.30
Nonvested balance as of June 30, 2023	1,010,802	$21.55

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

As of June 30, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $18.6 million and is expected to be recognized over a weighted-average period of 2.0 years.

During the six months ended June 30, 2023, the Company issued an aggregate of 200,887 shares of common stock to employees and non-employee directors upon the exercise of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table sets forth the Company's performance-based restricted stock unit (“PSU”) activity during the six months ended June 30, 2023:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2022	473,371	$26.76
Granted	657,408	21.46
Vested	—	—
Forfeited	—	—
Nonvested balance as of June 30, 2023	1,130,779	$23.68

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to performance-based vesting conditions set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period, relative to certain performance and market conditions. Grant date fair value of PSUs, that vest relative to a performance condition, is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant date fair value of PSUs, that vest relative to a market condition, is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of June 30, 2023, the nonvested balance of PSUs that vest based on performance and market conditions are 452,316 and 678,463 shares, respectively.

As of June 30, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $19.0 million and is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options

As of June 30, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was approximately $1.3 million, and is expected to be recognized over a weighted average period of 0.7 years. As of June 30, 2023, there were 671,595 stock options expected to vest with a weighted-average grant-date fair value of $13.09.

During the six months ended June 30, 2023, the Company issued an aggregate of 156,592 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

During the six months ended June 30, 2022, the Company issued an aggregate of 134,719 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the six months ended June 30, 2023, the Company issued 189,837 shares through the Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2022, the Company issued 155,486 shares through the ESPP.

Stock Warrants

As of June 30, 2023 and December 31, 2022, the Company had fully vested outstanding warrants of 9,416,830 and 9,427,343, respectively. As of June 30, 2023 and December 31, 2022, the holders of such warrants were entitled to purchase, in the aggregate, up to 5,231,572 shares and 5,237,413 shares, respectively, of common stock. Warrants can be exercised at a strike price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy. These warrants expire on August 15, 2023.

During the three and six months ended June 30, 2023, 10,513 warrants were exercised. During the three and six months ended June 30, 2022, no warrants were exercised. Cash proceeds from exercises of stock warrants during the three and six months ended June 30, 2023 were $0.1 million and are recorded in Other under Cash flows from financing activities on the Company's consolidated statements of cash flows.

Note 11     Earnings per Share

The following table sets forth the calculation of the Company's basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Basic net income per share:
Net income	$15,978	$58,002	$25,292	$91,513
Weighted-average common shares outstanding during the period	34,575,338	34,250,706	34,625,561	34,205,593
Basic net income per share	$0.46	$1.69	$0.73	$2.68

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Diluted net income per share:
Net income	$15,978	$58,002	$25,292	$91,513
Basic shares outstanding during the period	34,575,338	34,250,706	34,625,561	34,205,593
Plus: Common stock equivalents associated with stock-based compensation	2,287,957	1,887,283	2,331,372	2,842,494
Diluted shares outstanding	36,863,295	36,137,989	36,956,933	37,048,087
Diluted net income per share	$0.43	$1.61	$0.68	$2.47
The computation of diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding RSUs	339,173	525,735	328,207	262,868
Outstanding PSUs	284,025	473,371	284,025	236,686
Outstanding ESPP shares	105,559	—	76,846	16,546
Outstanding stock warrants	5,231,572	—	5,234,493	—

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was (27.3%) and 4.1% for the three and six months ended June 30, 2023, and 27.7% and 25.8% for the three and six months ended June 30, 2022. The Company's ETR differs from the 21.0% U.S. Federal statutory rate primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, and the discrete impact of uncertain tax positions and the settlement of the indemnification asset further discussed in Note 13, Contingent Liabilities.

As of June 30, 2023 and December 31, 2022, the amount of unrecognized tax benefits was $16.7 million and $21.4 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of June 30, 2023 and December 31, 2022, the Company had $7.9 million and $11.7 million, respectively, recorded for interest on the Company's consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $15.6 million within the next 12 months, affecting the Company’s ETR if realized. See Note 13, Contingent Liabilities.

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

As of June 30, 2023 and December 31, 2022, the Company has reserved approximately $25.1 million and $34.0 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. Pursuant to the YP Acquisition agreement, the Company is entitled to (i) a dollar-for-dollar indemnification for the research and development tax liability, and (ii) a dollar-for-dollar indemnification for the Section 199-tax liability after the Company pays the first $8.0 million in liability. The indemnification asset, however, is subject to a provision in the YP Acquisition agreement that limits the seller’s liability. The indemnification asset balance was $26.5 million as of December 31, 2022. The indemnification asset was settled with the seller as of June 30, 2023. See Note 4, Fair Value Measurements.

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the IRC Section 199 tax case described in Note 15 Contingent Liabilities of our Form 10-K for year ended December 31, 2022. Once finalized, the Draft Settlement will result in a decrease in the unrecognized tax benefit recorded for this tax position. As a result of this new information received from the Draft Settlement provided by the IRS, we recorded a remeasurement adjustment to the related Uncertain Tax Position liability of $8.9 million for the six months ended June 30, 2023. The same adjustment will be reflected to the Uncertain Tax Position for the case for Print Media LLC as YP LLP given the same facts and anticipated results from tax court. The Company is in continued discussion with the IRS regarding the finalization of this case and final tax impact that will result. Accordingly, we do not consider the matter effectively settled as of this quarter.

Note 14     Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the six months ended June 30, 2023 and 2022:

	Accumulated Other Comprehensive Income (Loss)
(in thousands)	2023	2022
Beginning balance at January 1,	$(16,261)	$(8,047)
Foreign currency translation adjustment, net of tax expense of $1.1 million and $3.9 million, respectively	(2,490)	(4,691)
Ending balance at June 30,	$(18,751)	$(12,738)

Note 15     Segment Information
The Company manages its operations using four operating segments, which are also its reportable segments: (1) Thryv U.S. Marketing Services, (2) Thryv U.S. SaaS, (3) Thryv International Marketing Services, and (4) Thryv International SaaS.
The Company does not allocate assets to its segments and the chief operating decision maker does not evaluate performance or allocate resources based on segment asset data, and, therefore, such information is not presented.

The following tables summarize the operating results of the Company's reportable segments:

	Three Months Ended June 30, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$137,684	$60,150	$51,279	$2,308	$251,421
Segment Gross Profit	88,023	37,563	32,852	1,647	160,085
Segment Adjusted EBITDA	38,233	7,123	24,976	(893)	69,439

	Three Months Ended June 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$222,570	$51,167	$59,218	$1,040	$333,995
Segment Gross Profit	151,774	32,092	43,627	489	227,982
Segment Adjusted EBITDA	83,674	197	34,545	(2,416)	116,000

	Six Months Ended June 30, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$284,984	$118,277	$89,605	$4,110	$496,976
Segment Gross Profit	181,197	73,523	57,332	2,841	314,893
Segment Adjusted EBITDA	79,497	8,245	42,385	(2,219)	127,908

	Six Months Ended June 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$435,103	$98,510	$106,882	$1,875	$642,370
Segment Gross Profit	288,284	61,501	75,343	710	425,838
Segment Adjusted EBITDA	150,069	(4,167)	58,642	(4,827)	199,717

A reconciliation of the Company’s Income before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income before income tax expense	$12,550	$80,202	$26,360	$123,334
Interest expense	16,292	14,652	32,780	29,519
Depreciation and amortization expense	15,667	20,592	31,098	42,561
Stock-based compensation expense	5,798	3,810	11,191	5,738
Restructuring and integration expenses	3,921	4,822	9,261	10,649
Transaction costs (1)	—	1,616	373	3,336
Other components of net periodic pension cost (benefit)	1,865	(9,153)	1,986	(9,223)
Non-cash loss (gain) from remeasurement of indemnification asset	11,490	(487)	10,734	(887)
Impairment charges	—	222	—	222
Other	1,856	(276)	4,125	(5,532)
Total Segment Adjusted EBITDA	$69,439	$116,000	$127,908	$199,717
(1)Consists of Yellow Acquisition, Vivial Acquisition and other transaction costs.

The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Thryv U.S.
Print	$56,312	$104,264	$115,566	$202,170
Digital	81,372	118,306	169,418	232,933
Total Marketing Services	137,684	222,570	284,984	435,103
SaaS	60,150	51,167	118,277	98,510
Total Thryv U.S.	$197,834	$273,737	$403,261	$533,613

Thryv International
Print	$30,182	$34,907	$48,294	$56,407
Digital	21,097	24,311	41,311	50,475
Total Marketing Services	51,279	59,218	89,605	106,882
SaaS	2,308	1,040	4,110	1,875
Total Thryv International	$53,587	$60,258	$93,715	$108,757

Revenue	$251,421	$333,995	$496,976	$642,370

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest domestic providers of SaaS all-in-one small business management tools and digital marketing solutions to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. As of June 30, 2023, we serve approximately 375,000 SMB clients globally through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS.

Our Thryv U.S. Marketing Services segment provides both print and digital solutions and generated $137.7 million and $222.6 million of consolidated revenue for the three months ended June 30, 2023 and 2022, respectively, and $285.0 million and $435.1 million of consolidated revenues for the six months ended June 30, 2023 and 2022, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“Print”), which carry the “The Real Yellow Pages” tagline, and other digital marketing services (“Digital”), which includes our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization tools.

On January 21, 2022, we acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $22.8 million in cash (the “Vivial Acquisition”). Vivial's results are included in the Thryv U.S. Marketing Services segment.

Our Thryv U.S. SaaS segment generated $60.2 million and $51.2 million of consolidated revenue for the three months ended June 30, 2023 and 2022, respectively, and $118.3 million and $98.5 million of consolidated revenues for the six months ended June 30, 2023 and 2022, respectively. Our primary SaaS offerings include Thryv®, our flagship all-in-one small business management platform, now known as Business Center, Marketing Center, ThryvPaySM, and Thryv Add-Ons. Thryv Business Center is designed to allow a small business owner everything necessary to streamline day-to-day business, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Thryv Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, artificial intelligence (“AI”) driven analytics. ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include an automated machine learning optimized lead generation application that fully integrates with our Thryv Business Center, AI assisted website development, SEO tools, Google My Business optimization, and Hub by ThryvSM. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our Thryv International Marketing Services segment is comprised of Thryv Australia Pty Ltd (“Thryv Australia”), which we acquired on March 1, 2021, and Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company, which we acquired on April 3, 2023 for $8.9 million in cash (the “Yellow Acquisition”), subject to certain adjustments. Our Thryv International Marketing Services segment provides both print and digital solutions and generated $51.3 million and $59.2 million of consolidated revenues for the three months ended June 30, 2023 and 2022, respectively, and $89.6 million and $106.9 million of consolidated revenues for the six months ended June 30, 2023 and 2022, respectively. Thryv Australia and Yellow serve more than 100,000 and 21,000 SMBs, respectively, many of which we believe are ideal candidates for the Thryv platform.

Our Thryv International SaaS segment is comprised of Thryv Business Center, Hub By Thryv, Thryv Add-ons and ThryvPaySM, and generated $2.3 million and $1.0 million of consolidated revenues for the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $1.9 million of consolidated revenues for the six months ended June 30, 2023 and 2022, respectively.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2023, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

The expanding global scope of our business and the heightened volatility of global markets, driven by factors, such as inflation, expose us to the risk of rising interest rates, increased operating costs and fluctuations in foreign currency markets. Recently the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Australian Dollar. We also expect further interest rate changes in the future. To date, these factors have not had a material impact on our operating performance, financial performance, or liquidity. However, further changes in global economic conditions may adversely impact our revenue, profit margins, cash flow and liquidity. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a description of interest rate and foreign exchange currency risks.

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
Ability to Grow Through Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States, Australian, New Zealand, and Canadian SMB markets and plan to leverage strategic acquisitions or initiatives to expand our client base domestically and enter new markets internationally, such as our recent acquisition in New Zealand. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. On March 1, 2021, we completed the acquisition of Thryv Australia, Australia’s leading provider of marketing solutions serving SMBs. In July 2022, we began operations in Canada through our own sales force and a re-seller agreement. On April 3, 2023, we completed the acquisition of Yellow. We believe that strategic acquisitions of marketing services companies globally will expand our client base and provide additional opportunities to offer our SaaS solutions.
Print Publication Cycle
We recognize revenue for print services at a point in time upon delivery of the published PYP directories containing customer advertisements to the intended market. Our PYP directories typically have 12-month publication cycles in Australia and New Zealand and 15 to 18-month publication cycles in the U.S. As a result, we typically record revenue for each publication only once every 12 to 18 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our PYP directories is therefore directly related to the number of PYP directories we deliver to the intended market each quarter, which can vary based on the timing of the publication cycles.
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

	As of June 30,
(in thousands)	2023	2022
Clients (1)
Marketing Services (2)	348	395
SaaS (3)	56	50
Total (4)	375	417
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
Marketing Services clients decreased by 47 thousand, or 12%, as of June 30, 2023 as compared to June 30, 2022. The decrease in Marketing Services clients was related to a secular decline in the print media industry and significant competition in the digital media space.
SaaS clients increased by six thousand, or 12%, as of June 30, 2023 as compared to June 30, 2022. This increase resulted from our continuing focus on new SaaS client acquisition through more effective and efficient marketing efforts, referrals from existing clients, introduction of new product features, and a small but growing international footprint.
Total clients decreased by 42 thousand, or 10%, as of June 30, 2023 as compared to June 30, 2022. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space, partially offset by an increase in SaaS clients.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ARPU (Monthly)
Marketing Services (1)	$160	$183	$164	$184
SaaS (1)	377	358	378	355
(1)     Marketing Services and SaaS ARPU include combined results from both our U.S. and Thryv International Marketing Services and SaaS businesses, respectively.

Monthly ARPU for Marketing Services decreased by $23, or 13%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and decreased by $20, or 11%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Monthly ARPU for SaaS increased by $19, or 5%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and increased by $23, or 6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in ARPU for these periods was driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, the sale of add-on features to our Thryv platform such as Thryv Leads and Thryv Pay contributed to Monthly SaaS ARPU growth.
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

	As of June 30,
(in thousands)	2023	2022
Monthly Active Users - SaaS	45	38

Monthly active users increased by seven thousand, or 18%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The number of monthly active users increased period-over-period as we continued efforts to increase engagement among our SaaS clients, such as enhancing the initial sales process, the client onboarding experience, and lifecycle management. The increase was also driven by our focus on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients, as SMBs increased virtual interactions with their customers in lieu of in-person interactions.

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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension benefit, and other income (expense), which includes a bargain purchase gain as a result of the Vivial Acquisition during the six months ended June 30, 2022, and foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended June 30,
	2023 (1)		2022
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$251,421	100%	$333,995	100%
Cost of services	91,336	36.3%	106,013	31.7%
Gross profit	160,085	63.7%	227,982	68.3%

Operating expenses:
Sales and marketing	75,683	30.1%	91,813	27.5%
General and administrative	53,695	21.4%	52,650	15.8%
Impairment charges	—	—%	222	0.1%
Total operating expenses	129,378	51.5%	144,685	43.3%

Operating income	30,707	12.2%	83,297	24.9%

Other income (expense):
Interest expense	(16,292)	6.5%	(14,652)	4.4%
Other components of net periodic pension (cost) benefit	(1,865)	0.7%	9,153	2.7%
Other income (expense)	—	—%	2,404	0.7%
Income before income tax benefit (expense)	12,550	5.0%	80,202	24.0%
Income tax benefit (expense)	3,428	1.4%	(22,200)	6.6%
Net income	$15,978	6.4%	$58,002	17.4%
Other financial data:
Adjusted EBITDA(2)	$69,439	27.6%	$116,000	34.7%
Adjusted Gross Profit(3)	$167,882		$237,250
Adjusted Gross Margin(4)	66.8%		71.0%

(1)    Consolidated results of operations includes Yellow's results of operations subsequent to the Yellow Acquisition.
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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended June 30,		Change
	2023 (1)	2022	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$137,684	$222,570	$(84,886)	(38.1)%
SaaS	60,150	51,167	8,983	17.6%
Thryv International
Marketing Services	51,279	59,218	(7,939)	(13.4)%
SaaS	2,308	1,040	1,268	121.9%
Total Revenue	$251,421	$333,995	$(82,574)	(24.7)%
(1)    Thryv International Marketing Services includes Yellow revenue subsequent to the Yellow Acquisition.
Total Revenue decreased by $82.6 million, or 24.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in total Revenue was driven by a decrease in Thryv U.S. Marketing Services Revenue of $84.9 million and a decrease in Thryv International Marketing Services Revenue of $7.9 million, partially offset by an increase in Thryv U.S. SaaS Revenue of $9.0 million and an increase in Thryv International SaaS Revenue of $1.3 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue decreased by $84.9 million, or 38.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Print revenue decreased by $48.0 million, or 46.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12 month terms, and the continued secular decline in industry demand for Print services, which is partially offset by increasing the terms of our new Print publications from 15 months to 18 months.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 15 months for directories published during the three months ended June 30, 2022, as compared to 18 months during the three months ended June 30, 2023. As a result of recognizing revenue upon delivery, we typically record revenue for each published directory only once every 15 to 18 months, depending on the publication cycle of the individual published directory, which does not make comparing quarterly revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The greater contract value for individual published directories during the three months ended June 30, 2023 increased Print revenue per published directory because the revenue was based on an 18 month contract value for publications with new terms. This increase in per published directory revenue partially offset the secular decline in industry demand for Print services, resulting in an overall 14% decline in revenue for the quarter when comparing on a publication-by-publication basis.
Digital revenue decreased by $36.9 million, or 31.2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.

SaaS Revenue
Thryv U.S. SaaS revenue increased by $9.0 million, or 17.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue decreased by $7.9 million, or 13.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in revenue was driven by lower Print and digital revenue primarily resulting from the secular decline in industry demand for Print services in Australia and negative impact from changes in foreign currency rates.
SaaS Revenue
Thryv International SaaS revenue increased $1.3 million, or 121.9%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.

Cost of Services

Cost of services decreased by $14.7 million, or 13.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $14.0 million.

Gross Profit

Gross profit decreased by $67.9 million, or 29.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Our gross margin decreased by 460 basis points to 63.7% for the three months ended June 30, 2023 compared to 68.3% for the three months ended June 30, 2022. The decrease was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of the decline in revenue and strategic cost saving initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $16.1 million, or 17.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily attributable to a decrease in sales commissions of $4.6 million, due to new sales commissions plans and revised targets, a decrease in sales promotion expenses of $4.0 million, primarily driven by improvements in the client acquisition funnel, a decrease in employee-related costs of $4.3 million, due to strategic cost-saving initiatives, and a decrease in depreciation and amortization expense of $2.3 million due to the accelerated amortization method used by the Company.

General and Administrative

General and administrative expense increased by $1.0 million, or 2.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily attributable to an increase in loss on the settlement of an indemnification asset of $12.0 million. This was offset by decreases in software costs of $2.5 million, a decrease in bad debt expense of $1.2 million, a decrease in employee-related costs of $1.1 million, driven primarily by cost savings initiatives, a decrease in depreciation and amortization expense of $1.1 million, due to the accelerated amortization method used by the Company, a decrease in other employee related costs of $1.1 million, and a decrease in facilities expense of $1.0 million.

Other Income (Expense)

Interest Expense

Interest expense increased by $1.6 million, or 11.2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven primarily by the impact of higher interest rates during the quarter, partially offset by lower outstanding debt balances resulting from payments made on our Term Loan.

Other Components of Net Periodic Pension (Cost) Benefit

Other components of net periodic pension cost increased by $11.0 million for the three months ended June 30, 2023. This increase was primarily due to a remeasurement gain of $1.3 million during the three months ended June 30, 2023, compared to a gain of $8.7 million during the three months ended June 30, 2022. Additionally, interest cost increased by $4.0 million during the three months ended June 30, 2023.

Other Income (Expense)

Other income (expense) decreased by $2.4 million for the three months ended June 30, 2023. This decrease was primarily due to a decrease in the foreign currency-related gain during the three months ended June 30, 2023.

Income Tax Expense
The Company's effective tax rate (“ETR”) was (27.3%) and 27.7% for the three months ended June 30, 2023 and 2022, respectively. The Company's ETR differs from the U.S. statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, and the discrete impact of uncertain tax positions and the settlement of the indemnification asset further discussed in Note 13, Contingent Liabilities.

Adjusted EBITDA

Adjusted EBITDA decreased by $46.6 million, or 40.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in Adjusted EBITDA was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. The decrease was partially offset by the result of increasing the terms of our Print publications from 15 months to 18 months in our Thryv U.S. Marketing Services segment and growth in our Thryv U.S. and International SaaS segments. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Six Months Ended June 30,
	2023 (1)		2022 (2)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$496,976	100%	$642,370	100%
Cost of services	182,083	36.6%	216,532	33.7%
Gross profit	314,893	63.4%	425,838	66.3%

Operating expenses:
Sales and marketing	152,026	30.6%	185,768	28.9%
General and administrative	101,375	20.4%	104,844	16.3%
Impairment charges	—	—%	222	—%
Total operating expenses	253,401	51.0%	290,834	45.3%

Operating income	61,492	12.4%	135,004	21.0%

Other income (expense):
Interest expense	(32,780)	6.6%	(29,519)	4.6%
Other components of net periodic pension (cost) benefit	(1,986)	0.4%	9,223	1.4%
Other income (expense)	(366)	0.1%	8,626	1.3%
Income before income tax expense	26,360	5.3%	123,334	19.2%
Income tax expense	(1,068)	0.2%	(31,821)	5.0%
Net income	$25,292	5.1%	$91,513	14.2%
Other financial data:
Adjusted EBITDA(3)	$127,908	25.7%	$199,717	31.1%
Adjusted Gross Profit(4)	$329,822		$444,998
Adjusted Gross Margin(5)	66.4%		69.3%
(1)    Consolidated results of operations includes Yellow's results of operations subsequent to the Yellow Acquisition.
(2)    Consolidated results of operations includes Vivial's results of operations subsequent to the Vivial Acquisition.
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
(5)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Six Months Ended June 30,		Change
	2023 (1)	2022 (2)	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$284,984	$435,103	$(150,119)	(34.5)%
SaaS	118,277	98,510	19,767	20.1%
Thryv International
Marketing Services	89,605	106,882	(17,277)	(16.2)%
SaaS	4,110	1,875	2,235	119.2%
Total Revenue	$496,976	$642,370	$(145,394)	(22.6)%
(1)    Thryv International Marketing Services includes Yellow revenue subsequent to the Yellow Acquisition.
(2)    Thryv U.S. Marketing Services includes Vivial revenue subsequent to the Vivial Acquisition.
Total Revenue decreased by $145.4 million, or 22.6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in total Revenue was driven by a decrease in Thryv U.S. Marketing Services Revenue of $150.1 million and a decrease in Thryv International Marketing Services Revenue of $17.3 million, partially offset by an increase in Thryv U.S. SaaS Revenue of $19.8 million and an increase in Thryv International SaaS Revenue of $2.2 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue decreased by $150.1 million, or 34.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Print revenue decreased by $86.6 million, or 42.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12 month terms, and the continued secular decline in industry demand for Print services, which is partially offset by increasing the terms of our new Print publications from 15 months to 18 months.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 15 months for directories published during the six months ended June 30, 2022, as compared to 18 months during the six months ended June 30, 2023. As a result of recognizing revenue upon delivery, we typically record revenue for each published directory only once every 15 to 18 months, depending on the publication cycle of the individual published directory, which does not make comparing quarterly revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The greater contract value for individual published directories during the six months ended June 30, 2023 increased Print revenue per published directory because the revenue was based on an 18 month contract value for publications with new terms. This increase in per published directory revenue partially offset the secular decline in industry demand for Print services, resulting in an overall 12% decline in revenue for the six months ended June 30, 2023 when comparing on a publication-by-publication basis.
Digital revenue decreased by $63.5 million, or 27.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.

SaaS Revenue
Thryv U.S. SaaS revenue increased by $19.8 million, or 20.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue decreased by $17.3 million, or 16.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in revenue was driven by lower Print and digital revenue primarily resulting from the secular decline in industry demand for Print services in Australia and negative impact from changes in foreign currency rates.
SaaS Revenue
Thryv International SaaS revenue increased $2.2 million, or 119.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.

Cost of Services

Cost of services decreased by $34.4 million, or 15.9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $30.0 million. Additionally, depreciation and amortization expense decreased $4.3 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $110.9 million, or 26.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Our gross margin decreased by 290 basis points to 63.4% for the six months ended June 30, 2023 compared to 66.3% for the six months ended June 30, 2022. The decrease was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of decline in revenue and strategic cost saving initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $33.7 million, or 18.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributable to a decrease in sales commissions of $12.7 million, due to new sales commissions plans and revised targets, a decrease in sales promotion expenses of $9.8 million, primarily driven by improvements in the client acquisition funnel, a decrease in employee-related costs of $7.1 million, due to strategic cost-saving initiatives, and a decrease in depreciation and amortization expense of $4.9 million due to the accelerated amortization method used by the Company.

General and Administrative

General and administrative expense decreased by $3.5 million, or 3.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily attributable to a decrease in facilities expense of $4.0 million, driven primarily by cost savings initiatives, a decrease in software costs of $3.4 million, a decrease in depreciation and amortization expense of $2.2 million, due to the accelerated amortization method used by the Company, and other employee related costs of $1.3 million. These decreases were partially offset by the loss on the settlement of an indemnification asset of $10.7 million during the six months ended June 30, 2023 compared to a gain of $0.9 million during the six months ended June 30, 2022.

Other Income (Expense)

Interest Expense

Interest expense increased by $3.3 million, or 11.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven primarily by the impact of higher interest rates during the quarter, partially offset by lower outstanding debt balances resulting from payments made on our Term Loan.

Other Components of Net Periodic Pension (Cost) Benefit

Other components of net periodic pension cost increased by $11.2 million for the six months ended June 30, 2023. This increase was primarily due to a remeasurement gain, as a result of pension settlement accounting, of $1.3 million during the six months ended June 30, 2023, compared to a gain of $8.7 million during the six months ended June 30, 2022. Additionally, interest cost increased by $4.1 million during the six months ended June 30, 2023.

Other Income (Expense)

Other income (expense) decreased by $9.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven primarily by the $7.0 million bargain purchase gain that was recorded during the six months ended June 30, 2022 as a result of the Vivial Acquisition and a foreign currency-related gain of $0.9 million during the six months ended June 30, 2023, compared to a gain of $1.6 million during the six months ended June 30, 2022.

Income Tax Expense
The Company's effective tax rate (“ETR”) was 4.1% and 25.8% for the six months ended June 30, 2023 and 2022, respectively. The Company's ETR differs from the U.S. statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, and the discrete impact of uncertain tax positions and the settlement of the indemnification asset further discussed in Note 13, Contingent Liabilities.

Adjusted EBITDA

Adjusted EBITDA decreased by $71.8 million, or 36.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in Adjusted EBITDA was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. The decrease was partially offset by the result of increasing the terms of our Print publications from 15 months to 18 months in our Thryv U.S. Marketing Services segment and growth in our Thryv U.S. SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

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
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA
Net income	$15,978	$58,002	$25,292	$91,513
Interest expense	16,292	14,652	32,780	29,519
Depreciation and amortization expense	15,667	20,592	31,098	42,561
Stock-based compensation expense (1)	5,798	3,810	11,191	5,738
Restructuring and integration expenses (2)	3,921	4,822	9,261	10,649
Income tax (benefit) expense	(3,428)	22,200	1,068	31,821
Transaction costs (3)	—	1,616	373	3,336
Other components of net periodic pension cost (benefit) (4)	1,865	(9,153)	1,986	(9,223)
Non-cash loss (gain) from remeasurement of indemnification asset (5)	11,490	(487)	10,734	(887)
Impairment charges	—	222	—	222
Other (6)	1,856	(276)	4,125	(5,532)
Adjusted EBITDA	$69,439	$116,000	$127,908	$199,717
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 10, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(2)For the three and six months ended June 30, 2023 and 2022, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, and costs associated with abandoned facilities and system consolidation.
(3)Expenses related to the Yellow Acquisition, Vivial Acquisition and other transaction costs.
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

The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross Margin:

	Three Months Ended June 30, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$88,023	$37,563	$32,852	$1,647	$160,085
Plus:
Depreciation and amortization expense	2,885	1,261	3,323	155	7,624
Stock-based compensation expense	119	54	—	—	173
Adjusted Gross Profit	$91,027	$38,878	$36,175	$1,802	$167,882
Gross Margin	63.9%	62.4%	64.1%	71.4%	63.7%
Adjusted Gross Margin	66.1%	64.6%	70.5%	78.1%	66.8%

	Three Months Ended June 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$151,774	$32,092	$43,627	$489	$227,982
Plus:
Depreciation and amortization expense	4,393	1,012	3,666	66	9,137
Stock-based compensation expense	105	26	—	—	131
Adjusted Gross Profit	$156,272	$33,130	$47,293	$555	$237,250
Gross Margin	68.2%	62.7%	73.7%	47.0%	68.3%
Adjusted Gross Margin	70.2%	64.7%	79.9%	53.4%	71.0%

	Six Months Ended June 30, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$181,197	$73,523	$57,332	$2,841	$314,893
Plus:
Depreciation and amortization expense	5,803	2,402	6,102	300	14,607
Stock-based compensation expense	222	100	—	—	322
Adjusted Gross Profit	$187,222	$76,025	$63,434	$3,141	$329,822
Gross Margin	63.6%	62.2%	64.0%	69.1%	63.4%
Adjusted Gross Margin	65.7%	64.3%	70.8%	76.4%	66.4%

	Six Months Ended June 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$288,284	$61,501	$75,343	$710	$425,838
Plus:
Depreciation and amortization expense	8,788	1,991	8,032	142	18,953
Stock-based compensation expense	166	41	—	—	207
Adjusted Gross Profit	$297,238	$63,533	$83,375	$852	$444,998
Gross Margin	66.3%	62.4%	70.5%	37.9%	66.3%
Adjusted Gross Margin	68.3%	64.5%	78.0%	45.4%	69.3%

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

Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,		$
	2023	2022	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$57,736	$56,903	$833
Investing activities	(23,130)	(32,425)	9,295
Financing activities	(34,951)	(21,481)	(13,470)
Effects of exchange rate changes on Cash and cash equivalents	(240)	(627)	387
(Decrease) increase in Cash and cash equivalents and restricted cash	$(585)	$2,370	$(2,955)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $0.8 million, or 1.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to changes in working capital, particularly accounts receivable, which was impacted by the timing of payments and lower tax payments of $29.5 million. This was offset by the overall decline in our sales and higher interest payments of $4.7 million compared to the six months ended June 30, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $9.3 million, or 28.7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to the $22.8 million of net cash paid in connection with the Vivial Acquisition on January 21, 2022 compared to $8.9 million net cash paid in connection with the Yellow acquisition. This decrease was partially offset by a $4.4 million increase in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $13.5 million, or 62.7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to payments made on the Term Loan of $52.5 million during the six months ended June 30, 2023, compared to payments made on the Term Loan of $42.5 million during the six months ended June 30, 2022.

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

The Term Loan established the Term Loan Facility in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of March 1, 2021. The Term Loan Facility matures on March 1, 2026. Prior to June 30, 2023, borrowings under the Term Loan Facility bore interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter. As of June 30, 2023 and December 31, 2022, no portion of the Term Loan was held by related parties who were equity holders of the Company on those dates.

On June 21, 2023, the Company entered into an agreement to amend the Term Loan Facility (the “Term Loan Amendment”). The Term Loan Amendment replaced the LIBOR benchmark applicable to the loan with a Secured Overnight Financing Rate (“SOFR”) based rate. Effective June 30, 2023, borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for SOFR loans) and (ii) 7.50% (for base rate loans).
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

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of June 30, 2023. We had total recorded debt outstanding of $433.5 million (net of $11.7 million of unamortized original issue discount (“OID”) and debt issuance cost) at June 30, 2023, which was comprised of amounts outstanding under our Term Loan of $376.9 million and ABL Facility of $68.3 million.
As of June 30, 2023, we had borrowing capacity of $54.2 million under the ABL Facility.
On June 1, 2023, the Company entered into an agreement to amend its existing ABL Facility (the “ABL Seventh Amendment”). The ABL Seventh Amendment replaced the 3-month LIBOR benchmark applicable to the facility with a SOFR based rate, defined as the Adjusted Daily Simple SOFR. Borrowings under the ABL Facility bear interest at a rate per annum equal to (i) Adjusted Daily Simple SOFR plus 3.00% for SOFR loans and (ii) base rate plus 2.00% for base rate loans.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2022 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2023, we had total debt outstanding of $433.5 million (net of $11.7 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $376.9 million and ABL Facility of $68.3 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $4.5 million annually, based on the debt outstanding at June 30, 2023.

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

Item 4.    Controls and Procedures

Acquisition

We are in the process of integrating Yellow, a New Zealand marketing services company that we acquired on April 3, 2023. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023 excludes an assessment of the internal control over financial reporting related to the Yellow Acquisition. The Yellow Acquisition represented 1.8% of our consolidated total assets at June 30, 2023, and 2.4% and 1.2% of our consolidated revenue included in our consolidated financial statements for the three and six months ended June 30, 2023, respectively.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2023.

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
10.1
Settlement Agreement, dated as of June 22, 2023, by and between Thryv Holdings, Inc. and Yosemite Sellers Representative LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

August 3, 2023	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 3, 2023	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)