Form 10-Q
period 2023-09-30
Thryv Holdings, Inc.
filed 2023-11-02
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR

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
Yes ☐ No ☒

As of October 31, 2023, there were 35,165,017 shares of the registrant's common stock outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$183,822	$280,650	$680,798	$923,020
Cost of services	80,178	105,011	262,261	321,543
Gross profit	103,644	175,639	418,537	601,477

Operating expenses:
Sales and marketing	74,755	89,891	226,781	275,659
General and administrative	48,267	54,670	149,642	159,514
Impairment charges	—	—	—	222
Total operating expenses	123,022	144,561	376,423	435,395

Operating (loss) income	(19,378)	31,078	42,114	166,082
Other income (expense):
Interest expense	(15,131)	(13,720)	(47,911)	(40,584)
Interest expense, related party	—	(850)	—	(3,505)
Other components of net periodic pension (cost) benefit	(1,902)	(3,928)	(3,888)	5,295
Other income (expense)	(876)	6,941	(1,242)	15,567
(Loss) income before income tax benefit (expense)	(37,287)	19,521	(10,927)	142,855
Income tax benefit (expense)	10,241	(6,241)	9,173	(38,062)
Net (loss) income	$(27,046)	$13,280	$(1,754)	$104,793
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,842)	(7,920)	(4,332)	(12,611)
Comprehensive (loss) income	$(28,888)	$5,360	$(6,086)	$92,182

Net (loss) income per common share:
Basic	$(0.78)	$0.39	$(0.05)	$3.06
Diluted	$(0.78)	$0.37	$(0.05)	$2.86

Weighted-average shares used in computing basic and diluted net (loss) income per common share:
Basic	34,848,899	34,269,274	34,619,794	34,289,333
Diluted	34,848,899	35,811,473	34,619,794	36,698,395
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$14,676	$16,031
Accounts receivable, net of allowance of $13,764 in 2023 and $14,766 in 2022	198,828	284,698
Contract assets, net of allowance of $23 in 2023 and $33 in 2022	1,471	2,583
Taxes receivable	19,087	11,553
Prepaid expenses	22,801	25,092
Indemnification asset	—	26,495
Deferred costs	15,085	9,544
Other current assets	2,624	2,320
Total current assets	274,572	378,316
Fixed assets and capitalized software, net	37,951	42,334
Goodwill	567,773	566,004
Intangible assets, net	24,268	34,715
Deferred tax assets	114,406	113,859
Other assets	21,412	42,649
Total assets	$1,040,382	$1,177,877

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,138	$18,972
Accrued liabilities	97,720	126,810
Current portion of unrecognized tax benefits	23,415	31,919
Contract liabilities	27,119	41,854
Current portion of long-term debt	70,000	70,000
Other current liabilities	9,522	10,937
Total current liabilities	235,914	300,492
Term Loan, net	253,874	345,256
ABL Facility	57,393	54,554
Pension obligations, net	76,076	72,590
Other liabilities	20,029	22,718
Total long-term liabilities	407,372	495,118
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 62,521,026 shares issued and 35,164,339 shares outstanding at September 30, 2023; and 61,279,379 shares issued and 34,593,837 shares outstanding at December 31, 2022	625	613
Additional paid-in capital	1,143,493	1,105,701
Treasury stock - 27,356,687 shares at September 30, 2023 and 26,685,542 shares at December 31, 2022	(485,768)	(468,879)
Accumulated other comprehensive loss	(20,593)	(16,261)
Accumulated deficit	(240,661)	(238,907)
Total stockholders' equity	397,096	382,267
Total liabilities and stockholders' equity	$1,040,382	$1,177,877
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended September 30, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of June 30, 2023	61,832,315	$618	$1,121,804	(27,355,029)	$(485,730)	$(18,751)	$(213,615)	$404,326
Exercise of stock options, vesting of RSUs and PSUs	42,695	1	476	(1,658)	(38)	—	—	439
Exercise of stock warrants	646,016	6	15,751	—	—	—	—	15,757
Stock compensation expense	—	—	5,462	—	—	—	—	5,462
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,842)	—	(1,842)
Net (loss)	—	—	—	—	—	—	(27,046)	(27,046)
Balance as of September 30, 2023	62,521,026	$625	$1,143,493	(27,356,687)	$(485,768)	$(20,593)	$(240,661)	$397,096

Three Months Ended September 30, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of June 30, 2022	61,121,058	$611	$1,094,362	(26,685,542)	$(468,879)	$(12,738)	$(201,742)	$411,614
Exercise of stock options	37,051	1	485	—	—	—	—	486
Exercise of stock warrants	2,622	—	64	—	—	—	—	64
Stock compensation expense	—	—	4,402	—	—	—	—	4,402
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(7,920)	—	(7,920)
Net income	—	—	—	—	—	—	13,280	13,280
Balance as of September 30, 2022	61,160,731	$612	$1,099,313	(26,685,542)	$(468,879)	$(20,658)	$(188,462)	$421,926

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Nine Months Ended September 30, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267
Exercise of stock options, vesting of RSUs and PSUs	589,792	6	5,247	(57,191)	(1,129)	—	—	4,124
Exercise of stock warrants	651,855	6	15,892	—	—	—	—	15,898
Stock compensation expense	—	—	16,653	—	—	—	—	16,653
Settlement of indemnification asset	—	—	—	(613,954)	(15,760)	—	—	(15,760)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4,332)	—	(4,332)
Net (loss)	—	—	—	—	—	—	(1,754)	(1,754)
Balance as of September 30, 2023	62,521,026	$625	$1,143,493	(27,356,687)	$(485,768)	$(20,593)	$(240,661)	$397,096

Nine Months Ended September 30, 2022
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715
Exercise of stock options	327,256	4	4,821	—	—	—	—	4,825
Exercise of stock warrants	2,622	—	64	—	—	—	—	64
Stock compensation expense	—	—	10,140	—	—	—	—	10,140
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(12,611)	—	(12,611)
Net income	—	—	—	—	—	—	104,793	104,793
Balance as of September 30, 2022	61,160,731	$612	$1,099,313	(26,685,542)	$(468,879)	$(20,658)	$(188,462)	$421,926

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net (loss) income	$(1,754)	$104,793
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46,940	65,954
Amortization of deferred commissions	10,304	8,396
Amortization of debt issuance costs	4,080	4,327
Deferred income taxes	808	(23,222)
Provision for credit losses and service credits	15,594	18,325
Stock-based compensation expense	16,653	10,140
Other components of net periodic pension cost (benefit)	3,888	(5,295)
Impairment charges	—	222
Loss (gain) on foreign currency exchange rates	164	(4,447)
Non-cash loss (gain) from the remeasurement of the indemnification asset	10,734	(1,472)
Bargain purchase gain	—	(10,245)
Other	—	1,961
Changes in working capital items, excluding acquisitions:
Accounts receivable	59,238	(8,930)
Contract assets	1,111	2,226
Prepaid expenses and other assets	23,489	8,089
Accounts payable and accrued liabilities	(63,469)	(36,956)
Other liabilities	(24,132)	(29,645)
Net cash provided by operating activities	103,648	104,221

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(22,920)	(19,345)
Acquisition of a business, net of cash acquired	(8,897)	(22,793)
Other	(215)	—
Net cash (used in) investing activities	(32,032)	(42,138)

Cash Flows from Financing Activities
Payments of Term Loan	(95,000)	(73,164)
Payments of Term Loan, related party	—	(8,347)
Proceeds from ABL Facility	697,234	746,689
Payments of ABL Facility	(694,395)	(727,762)
Proceeds from exercise of stock warrants	15,899	64
Other	4,124	4,824
Net cash (used in) financing activities	(72,138)	(57,696)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(707)	(1,610)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,229)	2,777
Cash, cash equivalents and restricted cash, beginning of period	18,180	13,557
Cash, cash equivalents and restricted cash, end of period	$16,951	$16,334

Supplemental Information
Cash paid for interest	$44,029	$42,435
Cash paid for income taxes, net	$7,605	$53,673

Non-cash investing and financing activities
Repurchase of Treasury stock as a result of the settlement of the indemnification asset	$15,760	$—

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2022.

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

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no changes to the Company's significant accounting policies during the three and nine months ended September 30, 2023.

Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

(in thousands)	September 30, 2023	September 30, 2022	December 31, 2022
Cash and cash equivalents	$14,676	$14,312	$16,031
Restricted cash, included in Other current assets	2,275	2,022	2,149
Total cash, cash equivalents and restricted cash	$16,951	$16,334	$18,180

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

The Yellow Acquisition has contributed $9.1 million in revenue since the Yellow Acquisition Date.

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

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. For the three and nine months ended September 30, 2023, the Company recognized Revenue of $1.6 million and $40.6 million, respectively, that was recorded in Contract liabilities as of December 31, 2022. For the three and nine months ended September 30, 2022, the Company recognized Revenue of $12.9 million and $38.8 million, respectively, that was recorded in Contract liabilities as of December 31, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 13, Contingent Liabilities, as part of the YP Acquisition agreement, the Company was indemnified for an uncertain tax position for up to the fair value of 1,804,715 shares held in escrow, subject to certain contract limitations (the “indemnification asset”).

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

As of September 30, 2023, the Company no longer recorded a Level 1 indemnification asset because it was settled on June 22, 2023. As of December 31, 2022, the fair value of the Company's Level 1 indemnification asset was $26.5 million. A loss of $10.7 million from the change in fair value of the Company’s Level 1 indemnification asset during the nine months ended September 30, 2023 was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive income (loss). The $15.8 million Indemnity Amount, which is the fair value of the shares returned to treasury, was recorded in Treasury stock on the Company's consolidated balance sheets, along with the 613,954 shares that the Company received from the sellers as of September 30, 2023.

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
The following table sets forth the carrying amount and fair value of the Term Loan:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$323,874	$324,684	$415,256	$410,065

Note 5     Goodwill and Intangible Assets

Goodwill

The following tables set forth the changes in the carrying amount of the Company's goodwill for the nine months ended September 30, 2023 and the year ended December 31, 2022.

	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Balance as of December 31, 2021	$390,573	$218,884	$62,429	$—	$671,886
Impairments	(102,000)	—	—	—	(102,000)
Effects of foreign currency translation	—	—	(3,882)	—	(3,882)
Balance as of December 31, 2022	$288,573	$218,884	$58,547	$—	$566,004
Yellow Acquisition[1]	—	—	5,129	—	5,129
Effects of foreign currency translation	—	—	(3,360)	—	(3,360)
Balance as of September 30, 2023	$288,573	$218,884	$60,316	$—	$567,773
(1)    Yellow was included in the Thryv International Marketing Services reporting unit.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$794,774	$(779,260)	$15,514	1.5
Trademarks and domain names	223,158	(218,567)	4,591	1.9
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	10,352	(6,189)	4,163	1.0
Total intangible assets	$1,047,884	$(1,023,616)	$24,268	1.5

	As of December 31, 2022
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$796,213	$(771,475)	$24,738	1.8
Trademarks and domain names	223,206	(215,639)	7,567	1.7
Patented technologies	19,600	(19,600)	—	0.0
Covenants not to compete	5,240	(2,830)	2,410	2.0
Total intangible assets	$1,044,259	$(1,009,544)	$34,715	1.8

Amortization expense for intangible assets for the three and nine months ended September 30, 2023 was $6.4 million and $19.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2022 was $14.1 million and $39.0 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2023 (remaining)	$6,294
2024	15,428
2025	1,977
2026	397
2027	132
Thereafter	40
Total	$24,268

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses as of September 30, 2023 and 2022:

(in thousands)	2023	2022
Balance as of January 1	$14,799	$17,475
Additions (1)	10,397	10,669
Deductions (2)	(11,409)	(14,960)
Balance as of September 30 (3)	$13,787	$13,184

(1)    For the nine months ended September 30, 2023 and 2022, the Company recorded a provision for credit losses of $10.4 million and $10.7 million, respectively, which is included in General and administrative expense. For the three months ended September 30, 2023 and 2022, the Company recorded a provision for credit losses of $3.1 million and $2.8 million, respectively, which is included in General and administrative expense.

(2)    For the nine months ended September 30, 2023 and 2022, represents amounts written off as uncollectible, net of recoveries.

(3)    As of September 30, 2023, $13.8 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of September 30, 2022, $13.1 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Accrued salaries and related expenses	$47,745	$62,044
Accrued expenses	42,193	52,313
Accrued taxes	5,463	9,799
Accrued service credits	2,319	2,654
Accrued liabilities	$97,720	$126,810

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of September 30, 2023 and December 31, 2022:

(in thousands)	Maturity	Interest Rate		September 30, 2023	December 31, 2022
Term Loan(1)	March 1, 2026	SOFR +	8.5%	$334,368	$429,368
ABL Facility (Seventh Amendment)(2)	March 1, 2026	Adjusted Daily Simple SOFR +	3.0%	57,393	54,554
Unamortized original issue discount and debt issuance costs				(10,494)	(14,112)
Total debt obligations				$381,267	$469,810
Current portion of Term Loan				(70,000)	(70,000)
Total long-term debt obligations				$311,267	$399,810
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

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of March 1, 2021. As of September 30, 2023 and December 31, 2022, no portion of the Term Loan was held by related parties who were equity holders of the Company as of such date.

The Term Loan Facility matures on March 1, 2026. Through the six months ended June 30, 2023, borrowings under the Term Loan Facility bore interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter.

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

In accordance with the Term Loan, the Company recorded no interest expense with related parties for the three and nine months ended September 30, 2023, compared to $0.9 million and $3.5 million of interest expense with related parties for the three and nine months ended September 30, 2022.

The Company has recorded accrued interest of $1.4 million and $1.2 million as of September 30, 2023 and December 31, 2022, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

Term Loan Covenants

The Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2023, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

As of September 30, 2023 and December 31, 2022, the Company had debt issuance costs with a remaining balance of $1.6 million and $2.0 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of September 30, 2023, the Company had borrowing capacity of $36.7 million under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of September 30, 2023, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost (benefit) for the Company's pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$5,138	$3,624	$16,048	$10,460
Expected return on assets	(3,223)	(3,224)	(10,384)	(10,201)
Settlement loss (gain)	—	62	(420)	(328)
Remeasurement loss (gain)	(13)	3,466	(1,356)	(5,226)
Net periodic pension cost (benefit)	$1,902	$3,928	$3,888	$(5,295)

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

During the three and nine months ended September 30, 2023, the Company recognized a settlement gain of less than $0.1 million and $0.4 million, respectively, and as a result of an interim actuarial valuation due to the settlement of one of the Company's pension plans, the Company recognized a remeasurement gain of less $0.1 million and $1.4 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized a settlement loss of $0.1 million and a settlement gain of $0.3 million, respectively, and as a result of an interim actuarial valuation due to the settlement of one of the Company's pension plans, the Company recognized a remeasurement loss of $3.5 million and a remeasurement gain of $5.2 million, respectively.

During the three and nine months ended September 30, 2023, the Company made no contributions to the qualified plans and contributions and associated payments of $0.1 million and $0.4 million to the non-qualified plans. During the three and nine months ended September 30, 2022, the Company made cash contributions of $7.5 million and $22.5 million to the qualified plans, and contributions and associated payments of $0.1 million and $0.4 million to the non-qualified plans.

For the fiscal year 2023, the Company is not anticipating making any contributions to the qualified plans and expects to contribute approximately $0.8 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of services	$174	$107	$496	$314
Sales and marketing	2,691	1,967	8,303	4,569
General and administrative	2,597	2,328	7,854	5,257
Stock-based compensation expense	$5,462	$4,402	$16,653	$10,140

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
RSUs	$2,423	$1,404	$7,243	$2,196
PSUs	2,379	1,194	6,994	1,947
Stock options	419	1,561	1,260	4,621
ESPP	241	243	1,156	1,376
Stock-based compensation expense	$5,462	$4,402	$16,653	$10,140

Restricted Stock Units

The following table sets forth the Company's restricted stock unit (“RSU”) activity during the nine months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2022	517,135	$25.93
Granted	709,175	19.58
Vested	(204,849)	25.65
Forfeited	(22,192)	23.44
Nonvested balance as of September 30, 2023	999,269	$21.54

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

As of September 30, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $16.0 million and is expected to be recognized over a weighted-average period of 1.91 years.

During the nine months ended September 30, 2023, the Company issued an aggregate of 205,739 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table sets forth the Company's performance-based restricted stock unit (“PSU”) activity during the nine months ended September 30, 2023:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2022	473,371	$26.76
Granted	657,408	21.46
Vested	—	—
Forfeited	—	—
Nonvested balance as of September 30, 2023	1,130,779	$23.68

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to performance-based vesting conditions set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period, relative to certain performance and market conditions. Grant date fair value of PSUs, that vest relative to a performance condition, is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant date fair value of PSUs, that vest relative to a market condition, is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of September 30, 2023, the nonvested balance of PSUs that vest based on performance and market conditions are 452,316 and 678,463 shares, respectively.

As of September 30, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $16.6 million and is expected to be recognized over a weighted-average period of 1.85 years.

Stock Options

As of September 30, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was approximately $0.9 million, and is expected to be recognized over a weighted average period of 0.41 years. As of September 30, 2023, there were 578,336 stock options expected to vest with a weighted-average grant-date fair value of $12.98.

During the nine months ended September 30, 2023, the Company issued an aggregate of 194,435 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

During the nine months ended September 30, 2022, the Company issued an aggregate of 170,006 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the nine months ended September 30, 2023, the Company issued 189,837 shares through the Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2022, the Company issued 157,250 shares through the ESPP.

Stock Warrants

As of December 31, 2022, the Company had fully vested outstanding warrants of 9,427,343. As of December 31, 2022, the holders of such warrants were entitled to purchase, in the aggregate, up to 5,237,413 shares of common stock at an exercise price of $24.39 per share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy.

During the three and nine months ended September 30, 2023, 1,162,835 and 1,173,348 warrants, respectively, were exercised. During the three and nine months ended September 30, 2022, 4,721 warrants were exercised. Cash proceeds from exercises of stock warrants during the three and nine months ended September 30, 2023 were $15.8 million and $15.9 million, respectively, and are recorded in Other under Cash flows from financing activities on the Company's consolidated statements of cash flows.

On August 15, 2023, 8,253,997 warrants expired unexercised. As of August 16, 2023, the Company did not have any warrants outstanding.

Note 11     Earnings per Share

The following table sets forth the calculation of the Company's basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Basic net (loss) income per share:
Net (loss) income	$(27,046)	$13,280	$(1,754)	$104,793
Weighted-average common shares outstanding during the period	34,848,899	34,269,274	34,619,794	34,289,333
Basic net (loss) income per share	$(0.78)	$0.39	$(0.05)	$3.06

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Diluted net (loss) income per share:
Net (loss) income	$(27,046)	$13,280	$(1,754)	$104,793
Basic shares outstanding during the period	34,848,899	34,269,274	34,619,794	34,289,333
Plus: Common stock equivalents associated with stock-based compensation	—	1,542,199	—	2,409,062
Diluted shares outstanding	34,848,899	35,811,473	34,619,794	36,698,395
Diluted net (loss) income per share	$(0.78)	$0.37	$(0.05)	$2.86
The computation of diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding RSUs	—	—	218,804	175,245
Outstanding PSUs	147,914	331,358	238,655	394,474
Outstanding ESPP shares	38,581	26,391	64,091	19,828
Outstanding stock warrants	—	5,237,415	3,489,662	1,745,805

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 27.5% and 83.9% for the three and nine months ended September 30, 2023, and 32.0% and 26.6% for the three and nine months ended September 30, 2022. The Company's ETR differs from the 21.0% U.S. Federal statutory rate primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, and the discrete impact of uncertain tax positions and the settlement of the indemnification asset further discussed in Note 13, Contingent Liabilities, and return to provision adjustments.

As of September 30, 2023 and December 31, 2022, the amount of unrecognized tax benefits was $16.7 million and $21.4 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of September 30, 2023 and December 31, 2022, the Company had $8.4 million and $11.7 million, respectively, recorded for interest on the Company's consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $15.6 million within the next 12 months, affecting the Company’s ETR if realized. See Note 13, Contingent Liabilities.

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

As of September 30, 2023 and December 31, 2022, the Company has reserved $25.5 million and $34.0 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. See Note 4, Fair Value Measurements, for a discussion of the Company's former indemnification asset related to these matters.

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the IRC Section 199 tax case described in Note 15 Contingent Liabilities of our Form 10-K for year ended December 31, 2022. Once finalized, the Draft Settlement will result in a decrease in the unrecognized tax benefit recorded for this tax position. During the quarter ended June 30, 2023, the Company recorded a measurement adjustment to the uncertain tax position liability to account for the new information received from the Draft Settlement. The Company is in continued discussion with the IRS regarding the finalization of this case and final tax impact that will result. As of September 30, 2023, the final settlement has not been issued by the IRS. Accordingly, the Company does not consider the matter effectively settled.

Note 14     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2023 and 2022:

	Accumulated Other Comprehensive Loss
(in thousands)	2023	2022
Beginning balance at January 1,	$(16,261)	$(8,047)
Foreign currency translation adjustment, net of tax expense of $1.8 million and $7.8 million, respectively	(4,332)	(12,611)
Ending balance at September 30,	$(20,593)	$(20,658)

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

The following tables summarize the operating results of the Company's reportable segments:

	Three Months Ended September 30, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$92,884	$64,650	$23,578	$2,710	$183,822
Segment Gross Profit	50,610	40,957	10,166	1,911	103,644
Segment Adjusted EBITDA	5,369	1,986	2,466	(2,490)	7,331

	Three Months Ended September 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$197,174	$55,353	$26,833	$1,290	$280,650
Segment Gross Profit	126,846	33,827	14,351	615	175,639
Segment Adjusted EBITDA	61,802	398	5,807	(2,575)	65,432

	Nine Months Ended September 30, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$377,868	$182,927	$113,183	$6,820	$680,798
Segment Gross Profit	231,807	114,480	67,498	4,752	418,537
Segment Adjusted EBITDA	84,866	10,231	44,851	(4,709)	135,239

	Nine Months Ended September 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$632,277	$153,863	$133,715	$3,165	$923,020
Segment Gross Profit	415,130	95,328	89,694	1,325	601,477
Segment Adjusted EBITDA	211,871	(3,769)	64,449	(7,402)	265,149

A reconciliation of the Company’s (Loss) income before income tax benefit (expense) to total Segment Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
(Loss) income before income tax benefit (expense)	$(37,287)	$19,521	$(10,927)	$142,855
Interest expense	15,131	14,570	47,911	44,089
Depreciation and amortization expense	15,842	23,393	46,940	65,954
Stock-based compensation expense	5,462	4,402	16,653	10,140
Restructuring and integration expenses	3,584	3,790	12,845	14,439
Transaction costs (1)	—	1,461	373	4,797
Other components of net periodic pension cost (benefit)	1,902	3,928	3,888	(5,295)
Non-cash (gain) loss from remeasurement of indemnification asset	—	(585)	10,734	(1,472)
Impairment charges	—	—	—	222
Other	2,697	(5,048)	6,822	(10,580)
Total Segment Adjusted EBITDA	$7,331	$65,432	$135,239	$265,149
(1)Consists of Yellow Acquisition, Vivial Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Thryv U.S.
Print	$18,273	$93,436	$133,839	$295,606
Digital	74,611	103,738	244,029	336,671
Total Marketing Services	92,884	197,174	377,868	632,277
SaaS	64,650	55,353	182,927	153,863
Total Thryv U.S.	$157,534	$252,527	$560,795	$786,140

Thryv International
Print	$3,949	$4,739	$52,243	$61,146
Digital	19,629	22,094	60,940	72,569
Total Marketing Services	23,578	26,833	113,183	133,715
SaaS	2,710	1,290	6,820	3,165
Total Thryv International	$26,288	$28,123	$120,003	$136,880

Revenue	$183,822	$280,650	$680,798	$923,020

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest domestic providers of SaaS all-in-one small business management tools and digital marketing solutions to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. As of September 30, 2023, we serve approximately 360,000 SMB clients globally through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS.

Our Thryv U.S. Marketing Services segment provides both print and digital solutions and generated $92.9 million and $197.2 million of consolidated revenue for the three months ended September 30, 2023 and 2022, respectively, and $377.9 million and $632.3 million of consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“Print”), which carry the “The Real Yellow Pages” tagline, and other digital marketing services (“Digital”), which includes our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization tools.

On January 21, 2022, we acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $22.8 million in cash (the “Vivial Acquisition”). Vivial's results are included in the Thryv U.S. Marketing Services segment.

Our Thryv U.S. SaaS segment generated $64.7 million and $55.4 million of consolidated revenue for the three months ended September 30, 2023 and 2022, respectively, and $182.9 million and $153.9 million of consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively. Our primary SaaS offerings include Thryv®, our flagship all-in-one small business management platform, now known as Business Center, Marketing Center, ThryvPaySM, and Thryv Add-Ons. Thryv Business Center is designed to allow a small business owner everything necessary to streamline day-to-day business, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Thryv Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, artificial intelligence (“AI”) driven analytics. ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include an automated machine learning optimized lead generation application that fully integrates with our Thryv Business Center, AI assisted website development, SEO tools, Google My Business optimization, and Hub by ThryvSM. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our Thryv International Marketing Services segment is comprised of Thryv Australia Pty Ltd (“Thryv Australia”), which we acquired on March 1, 2021, and Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company, which we acquired on April 3, 2023 for $8.9 million in cash (the “Yellow Acquisition”), subject to certain adjustments. Our Thryv International Marketing Services segment provides both print and digital solutions and generated $23.6 million and $26.8 million of consolidated revenues for the three months ended September 30, 2023 and 2022, respectively, and $113.2 million and $133.7 million of consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively. Thryv Australia and Yellow serve more than 100,000 and 21,000 SMBs, respectively, many of which we believe are ideal candidates for the Thryv platform.

Our Thryv International SaaS segment is comprised of Thryv Business Center, Hub By Thryv, Thryv Add-ons and ThryvPaySM, and generated $2.7 million and $1.3 million of consolidated revenues for the three months ended September 30, 2023 and 2022, respectively, and $6.8 million and $3.2 million of consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively.

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

Print Publication Cycle
We recognize revenue for print services at a point in time upon delivery of the published PYP directories containing customer advertisements to the intended market. Our PYP directories typically have 12-month publication cycles in Australia and New Zealand and 15 to 18-month publication cycles in the U.S. As a result, we typically record revenue for each publication only once every 12 to 18 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our PYP directories is therefore directly related to the number of PYP directories we deliver to the intended market each quarter, which can vary based on the timing and delivery of the publication cycles.
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

	As of September 30,
(in thousands)	2023	2022
Clients (1)
Marketing Services (2)	335	374
SaaS (3)	66	51
Total (4)	364	399
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
Marketing Services clients decreased by 39 thousand, or 10%, as of September 30, 2023 as compared to September 30, 2022. The decrease in Marketing Services clients was related to a secular decline in the print media industry and significant competition in the digital media space.
SaaS clients increased by fifteen thousand, or 29%, as of September 30, 2023 as compared to September 30, 2022. The increase in SaaS clients was a result of focusing on offering our SaaS solutions to our current Marketing Services clients.
Total clients decreased by 35 thousand, or 9%, as of September 30, 2023 as compared to September 30, 2022. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space, partially offset by an increase in SaaS clients.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ARPU (Monthly)
Marketing Services (1)	$155	$175	$161	$181
SaaS (1)	365	377	373	363
(1)     Marketing Services and SaaS ARPU include combined results from both our U.S. and Thryv International Marketing Services and SaaS businesses, respectively.

Monthly ARPU for Marketing Services decreased by $20, or 11%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and decreased by $20, or 11%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Monthly ARPU for SaaS decreased by $12, or 3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and increased by $10, or 3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in SaaS ARPU during the three months ended September 30, 2023 resulted from offering our SaaS solutions, primarily Marketing Center, to our Marketing Services clients. These solutions are priced lower than some of our Thryv Add-On products. The increase in ARPU during the nine months ended September 30, 2023 was driven by our strategic shift to selling to higher spend clients and, at the same time, discontinuing our sale of the lower-priced tiers of our Thryv platform. In addition, the sale of add-on features to our Thryv platform such as Thryv Leads and Thryv Pay contributed to Monthly SaaS ARPU growth. This was partially offset by offering our SaaS solutions to our Marketing Services clients.
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

	As of September 30,
(in thousands)	2023	2022
Monthly Active Users - SaaS	45	37

Monthly active users increased by eight thousand, or 22%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The number of monthly active users increased period-over-period as we continued efforts to increase engagement among our SaaS clients, such as enhancing the initial sales process, the client onboarding experience, and lifecycle management. The increase was also driven by our focus on obtaining higher retention, higher spend clients as these clients are more engaged with our platform. Additionally, we experienced an increase in engagement from existing clients, as SMBs increased virtual interactions with their customers in lieu of in-person interactions.

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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension (cost) benefit, and other income (expense), which includes a bargain purchase gain as a result of the Vivial Acquisition during the nine months ended September 30, 2022, and foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,
	2023 (1)		2022
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$183,822	100%	$280,650	100%
Cost of services	80,178	43.6%	105,011	37.4%
Gross profit	103,644	56.4%	175,639	62.6%

Operating expenses:
Sales and marketing	74,755	40.7%	89,891	32.0%
General and administrative	48,267	26.3%	54,670	19.5%
Total operating expenses	123,022	66.9%	144,561	51.5%

Operating (loss) income	(19,378)	10.5%	31,078	11.1%

Other income (expense):
Interest expense	(15,131)	8.2%	(14,570)	5.2%
Other components of net periodic pension (cost) benefit	(1,902)	1.0%	(3,928)	1.4%
Other income (expense)	(876)	0.5%	6,941	2.5%
(Loss) income before income tax benefit (expense)	(37,287)	20.3%	19,521	7.0%
Income tax benefit (expense)	10,241	5.6%	(6,241)	2.2%
Net (loss) income	$(27,046)	14.7%	$13,280	4.7%
Other financial data:
Adjusted EBITDA(2)	$7,331	4.0%	$65,432	23.3%
Adjusted Gross Profit(3)	$110,604		$185,560
Adjusted Gross Margin(4)	60.2%		66.1%

(1)    Consolidated results of operations includes Yellow's results of operations subsequent to the Yellow Acquisition.
(2)    See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net (loss) income, the most directly comparable measure presented in accordance with GAAP.
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended September 30,		Change
	2023 (1)	2022	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$92,884	$197,174	$(104,290)	(52.9)%
SaaS	64,650	55,353	9,297	16.8%
Thryv International
Marketing Services	23,578	26,833	(3,255)	(12.1)%
SaaS	2,710	1,290	1,420	110.1%
Total Revenue	$183,822	$280,650	$(96,828)	(34.5)%
(1)    Thryv International Marketing Services includes Yellow revenue subsequent to the Yellow Acquisition.
Total Revenue decreased by $96.8 million, or 34.5%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in total Revenue was driven by a decrease in Thryv U.S. Marketing Services Revenue of $104.3 million and a decrease in Thryv International Marketing Services Revenue of $3.3 million, partially offset by an increase in Thryv U.S. SaaS Revenue of $9.3 million and an increase in Thryv International SaaS Revenue of $1.4 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue decreased by $104.3 million, or 52.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Print revenue decreased by $75.2 million, or 80.4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12 month terms, and the continued secular decline in industry demand for Print services.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 15 to 18 months for directories published during the three months ended September 30, 2022, as compared to 18 months during the three months ended September 30, 2023. As a result of recognizing revenue upon delivery, we typically record revenue for each published directory only once every 15 to 18 months, depending on the publication cycle of the individual published directory, which does not make comparing quarterly revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The greater contract value for individual published directories during the three months ended September 30, 2023 increased Print revenue per published directory because the revenue was based on an 18 month contract value for publications with new terms. This increase in per published directory revenue partially offset the secular decline in industry demand for Print services, resulting in an overall 29% decline in revenue for the quarter when comparing on a publication-by-publication basis.
Digital revenue decreased by $29.1 million, or 28.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.

SaaS Revenue
Thryv U.S. SaaS revenue increased by $9.3 million, or 16.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue decreased by $3.3 million, or 12.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in revenue was driven by lower Print and digital revenue primarily resulting from the secular decline in industry demand for Print services in Australia and negative impact from changes in foreign currency rates. This decrease was partially offset by Print and digital revenue recognized as a result of the Yellow Acquisition.
SaaS Revenue
Thryv International SaaS revenue increased $1.4 million, or 110.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.

Cost of Services

Cost of services decreased by $24.8 million, or 23.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $21.9 million and a decrease in depreciation and amortization expense of $2.9 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $72.0 million, or 41.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Our gross margin decreased by 620 basis points to 56.4% for the three months ended September 30, 2023 compared to 62.6% for the three months ended September 30, 2022. The decrease was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of the decline in revenue and strategic cost saving initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $15.1 million, or 16.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in employee-related costs of $6.1 million due to strategic cost-saving initiatives, a decrease in sales commissions of $4.8 million, due to new sales commissions plans and revised targets, a decrease in depreciation and amortization expense of $3.0 million due to the accelerated amortization method used by the Company, and a decrease in sales promotion expenses of $2.1 million, primarily driven by improvements in the client acquisition funnel.

General and Administrative

General and administrative expense decreased by $6.4 million, or 11.7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily attributable to a decrease in employee related costs of $5.0 million, driven primarily by cost saving initiatives, and a decrease in depreciation and amortization expense of $1.7 million, due to the accelerated amortization method used by the Company.

Other Income (Expense)

Interest Expense

Interest expense increased by $0.6 million, or 3.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven primarily by the impact of higher interest rates during the quarter, partially offset by lower outstanding debt balances resulting from payments made on our Term Loan.

Other Components of Net Periodic Pension (Cost) Benefit

Other components of net periodic pension cost decreased by $2.0 million for the three months ended September 30, 2023. This decrease was primarily due to a remeasurement gain of $0.1 million during the three months ended September 30, 2023, compared to a loss of $3.5 million during the three months ended September 30, 2022. Partially offset by an increase in interest cost of $1.5 million, due to rising interest rates, during the three months ended September 30, 2023.

Other Income (Expense)

Other income (expense) decreased by $7.8 million for the three months ended September 30, 2023. This decrease was primarily due to a $3.2 million bargain purchase gain recorded during the three months ended September 30, 2022 as a result of the Vivial Acquisition. Additionally, the Company recorded a $1.0 million foreign currency-related loss during the three months ended September 30, 2023, compared to a $2.8 million foreign currency-related gain during three months ended September 30, 2022.

Income Tax Expense
The Company's effective tax rate (“ETR”) was 27.5% and 32.0% for the three months ended September 30, 2023 and 2022, respectively. The Company's ETR differs from the U.S. statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, and the discrete impact of uncertain tax positions and the settlement of the indemnification asset further discussed in Note 13, Contingent Liabilities, and return to provision adjustments.

Adjusted EBITDA

Adjusted EBITDA decreased by $58.1 million, or 88.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. The decrease was partially offset by the growth in our Thryv U.S. and International SaaS segments. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Nine Months Ended September 30,
	2023 (1)		2022 (2)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$680,798	100%	$923,020	100%
Cost of services	262,261	38.5%	321,543	34.8%
Gross profit	418,537	61.5%	601,477	65.2%

Operating expenses:
Sales and marketing	226,781	33.3%	275,659	29.9%
General and administrative	149,642	22.0%	159,514	17.3%
Impairment charges	—	—%	222	—%
Total operating expenses	376,423	55.3%	435,395	47.2%

Operating income	42,114	6.2%	166,082	18.0%

Other income (expense):
Interest expense	(47,911)	7.0%	(44,089)	4.8%
Other components of net periodic pension (cost) benefit	(3,888)	0.6%	5,295	0.6%
Other income (expense)	(1,242)	0.2%	15,567	1.7%
(Loss) income before income tax benefit (expense)	(10,927)	1.6%	142,855	15.5%
Income tax benefit (expense)	9,173	1.3%	(38,062)	4.1%
Net (loss) income	$(1,754)	0.3%	$104,793	11.4%
Other financial data:
Adjusted EBITDA(3)	$135,239	19.9%	$265,149	28.7%
Adjusted Gross Profit(4)	$440,426		$630,558
Adjusted Gross Margin(5)	64.7%		68.3%
(1)    Consolidated results of operations includes Yellow's results of operations subsequent to the Yellow Acquisition.
(2)    Consolidated results of operations includes Vivial's results of operations subsequent to the Vivial Acquisition.
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net (loss) income, the most directly comparable measure presented in accordance with GAAP.
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(5)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Nine Months Ended September 30,		Change
	2023 (1)	2022 (2)	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$377,868	$632,277	$(254,409)	(40.2)%
SaaS	182,927	153,863	29,064	18.9%
Thryv International
Marketing Services	113,183	133,715	(20,532)	(15.4)%
SaaS	6,820	3,165	3,655	115.5%
Total Revenue	$680,798	$923,020	$(242,222)	(26.2)%
(1)    Thryv International Marketing Services includes Yellow revenue subsequent to the Yellow Acquisition.
(2)    Thryv U.S. Marketing Services includes Vivial revenue subsequent to the Vivial Acquisition.
Total Revenue decreased by $242.2 million, or 26.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in total Revenue was driven by a decrease in Thryv U.S. Marketing Services Revenue of $254.4 million and a decrease in Thryv International Marketing Services Revenue of $20.5 million, partially offset by an increase in Thryv U.S. SaaS Revenue of $29.1 million and an increase in Thryv International SaaS Revenue of $3.7 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue decreased by $254.4 million, or 40.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Print revenue decreased by $161.8 million, or 54.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12 month terms, and the continued secular decline in industry demand for Print services, which is partially offset by increasing the terms of our new Print publications from 15 months to 18 months.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 15 to 18 months for directories published during the nine months ended September 30, 2022, as compared to 18 months during the nine months ended September 30, 2023. As a result of recognizing revenue upon delivery, we typically record revenue for each published directory only once every 15 to 18 months, depending on the publication cycle of the individual published directory, which does not make comparing quarterly revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The greater contract value for individual published directories during the nine months ended September 30, 2023 increased Print revenue per published directory because the revenue was based on an 18 month contract value for publications with new terms. This increase in per published directory revenue partially offset the secular decline in industry demand for Print services, resulting in an overall 14% decline in revenue for the nine months ended September 30, 2023 when comparing on a publication-by-publication basis.
Digital revenue decreased by $92.6 million, or 27.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.

SaaS Revenue
Thryv U.S. SaaS revenue increased by $29.1 million, or 18.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was driven by increased demand for our Thryv SaaS product as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue decreased by $20.5 million, or 15.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in revenue was driven by lower Print and digital revenue primarily resulting from the secular decline in industry demand for Print services in Australia and negative impact from changes in foreign currency rates. This decrease was partially offset by Print and digital revenue recognized as a result of the Yellow Acquisition.
SaaS Revenue
Thryv International SaaS revenue increased $3.7 million, or 115.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was driven by increased demand for our Thryv platform as we continue to increase sales to SMBs in Australia.

Cost of Services

Cost of services decreased by $59.3 million, or 18.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $51.8 million. Additionally, depreciation and amortization expense decreased $7.3 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $182.9 million, or 30.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Our gross margin decreased by 370 basis points to 61.5% for the nine months ended September 30, 2023 compared to 65.2% for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of decline in revenue and strategic cost saving initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $48.9 million, or 17.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in sales commissions of $17.5 million, due to new sales commissions plans and revised targets, a decrease in employee-related costs of $13.2 million, due to strategic cost-saving initiatives, a decrease in sales promotion expenses of $11.9 million, primarily driven by improvements in the client acquisition funnel, and a decrease in depreciation and amortization expense of $7.8 million due to the accelerated amortization method used by the Company.

General and Administrative

General and administrative expense decreased by $9.9 million, or 6.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily attributable to decreases in employee related costs of $6.2 million, a decrease in software costs of $5.2 million, a decrease in facilities expense of $4.8 million, driven primarily by cost savings initiatives, and a decrease in depreciation and amortization expense of $3.9 million, due to the accelerated amortization method used by the Company. These decreases were partially offset by the loss on the settlement of an indemnification asset of $10.7 million during the nine months ended September 30, 2023 compared to a gain of $1.5 million during the nine months ended September 30, 2022.

Other Income (Expense)

Interest Expense

Interest expense increased by $3.8 million, or 8.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven primarily by the impact of higher interest rates during the year, partially offset by lower outstanding debt balances resulting from payments made on our Term Loan.

Other Components of Net Periodic Pension (Cost) Benefit

Other components of net periodic pension cost increased by $9.2 million for the nine months ended September 30, 2023. This increase was primarily due to a remeasurement gain, as a result of pension settlement accounting, of $1.4 million during the nine months ended September 30, 2023, compared to a gain of $5.2 million during the nine months ended September 30, 2022. Additionally, interest cost increased by $5.6 million, due to rising interest rates, during the nine months ended September 30, 2023.

Other Income (Expense)

Other income (expense) decreased by $16.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily due to a $10.2 million bargain purchase gain that was recorded during the nine months ended September 30, 2022 as a result of the Vivial Acquisition. Additionally, the Company recorded a $0.1 million foreign currency-related loss during the nine months ended September 30, 2023, compared to a foreign currency-related gain of $4.4 million during the nine months ended September 30, 2022.

Income Tax Expense
The Company's effective tax rate (“ETR”) was 83.9% and 26.6% for the nine months ended September 30, 2023 and 2022, respectively. The Company's ETR differs from the U.S. statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, and the discrete impact of uncertain tax positions and the settlement of the indemnification asset further discussed in Note 13, Contingent Liabilities, and return to provision adjustments.

Adjusted EBITDA

Adjusted EBITDA decreased by $129.9 million, or 49.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. The decrease was partially offset by the result of increasing the terms of our Print publications from 15 months to 18 months in our Thryv U.S. Marketing Services segment and growth in our Thryv U.S. SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net (loss) income plus Income tax expense, Interest expense, Depreciation and amortization expense, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense, and non-operating expenses, such as, Other components of net periodic pension cost (benefit), Non-cash (gain) loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and Stock-based compensation expense.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA
Net (loss) income	$(27,046)	$13,280	$(1,754)	$104,793
Interest expense	15,131	14,570	47,911	44,089
Depreciation and amortization expense	15,842	23,393	46,940	65,954
Stock-based compensation expense (1)	5,462	4,402	16,653	10,140
Restructuring and integration expenses (2)	3,584	3,790	12,845	14,439
Income tax (benefit) expense	(10,241)	6,241	(9,173)	38,062
Transaction costs (3)	—	1,461	373	4,797
Other components of net periodic pension cost (benefit) (4)	1,902	3,928	3,888	(5,295)
Non-cash (gain) loss from remeasurement of indemnification asset (5)	—	(585)	10,734	(1,472)
Impairment charges	—	—	—	222
Other (6)	2,697	(5,048)	6,822	(10,580)
Adjusted EBITDA	$7,331	$65,432	$135,239	$265,149
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 10, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(2)For the three and nine months ended September 30, 2023 and 2022, expenses relate to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, and costs associated with abandoned facilities and system consolidation.
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

The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross Margin:

	Three Months Ended September 30, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$50,610	$40,957	$10,166	$1,911	$103,644
Plus:
Depreciation and amortization expense	2,298	1,602	2,587	299	6,786
Stock-based compensation expense	103	71	—	—	174
Adjusted Gross Profit	$53,011	$42,630	$12,753	$2,210	$110,604
Gross Margin	54.5%	63.4%	43.1%	70.5%	56.4%
Adjusted Gross Margin	57.1%	65.9%	54.1%	81.5%	60.2%

	Three Months Ended September 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$126,846	$33,827	$14,351	$615	$175,639
Plus:
Depreciation and amortization expense	4,593	1,287	3,739	195	9,814
Stock-based compensation expense	85	22	—	—	107
Adjusted Gross Profit	$131,524	$35,136	$18,090	$810	$185,560
Gross Margin	64.3%	61.1%	53.5%	47.7%	62.6%
Adjusted Gross Margin	66.7%	63.5%	67.4%	62.8%	66.1%

	Nine Months Ended September 30, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$231,807	$114,480	$67,498	$4,752	$418,537
Plus:
Depreciation and amortization expense	8,101	4,004	8,689	599	21,393
Stock-based compensation expense	325	171	—	—	496
Adjusted Gross Profit	$240,233	$118,655	$76,187	$5,351	$440,426
Gross Margin	61.3%	62.6%	59.6%	69.7%	61.5%
Adjusted Gross Margin	63.6%	64.9%	67.3%	78.5%	64.7%

	Nine Months Ended September 30, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$415,130	$95,328	$89,694	$1,325	$601,477
Plus:
Depreciation and amortization expense	13,381	3,278	11,771	337	28,767
Stock-based compensation expense	251	63	—	—	314
Adjusted Gross Profit	$428,762	$98,669	$101,465	$1,662	$630,558
Gross Margin	65.7%	62.0%	67.1%	41.9%	65.2%
Adjusted Gross Margin	67.8%	64.1%	75.9%	52.5%	68.3%

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

Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,		$
	2023	2022	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$103,648	$104,221	$(573)
Investing activities	(32,032)	(42,138)	10,106
Financing activities	(72,138)	(57,696)	(14,442)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(707)	(1,610)	903
(Decrease) increase in cash, cash equivalents and restricted cash	$(1,229)	$2,777	$(4,006)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $0.6 million, or 0.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to changes in working capital, particularly accounts payable and accounts receivable, which were impacted by the timing of payments and lower tax payments of $46.1 million. This was offset by the overall decline in our sales and higher interest payments of $1.6 million compared to the nine months ended September 30, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $10.1 million, or 24.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to the $22.8 million of net cash paid in connection with the Vivial Acquisition on January 21, 2022 compared to $8.9 million net cash paid in connection with the Yellow Acquisition on April 3, 2023. This decrease was partially offset by a $3.6 million increase in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $14.4 million, or 25.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to a decrease in net proceeds from the ABL Facility of $16.1 million, as a result of lower proceeds of $49.5 million and lower payments of $33.4 million on the ABL Facility during the nine months ended September 30, 2022. The increase was also due to payments made on the Term Loan of $95.0 million during the nine months ended September 30, 2023, compared to payments made on the Term Loan of $81.5 million during the nine months ended September 30, 2022. These increases were partially offset by $15.9 million of cash received as a result of the exercise of warrants during the nine months ended September 30, 2023.

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

The Term Loan established the Term Loan Facility in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of March 1, 2021. The Term Loan Facility matures on March 1, 2026. Prior to June 30, 2023, borrowings under the Term Loan Facility bore interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter. As of September 30, 2023 and December 31, 2022, no portion of the Term Loan was held by related parties who were equity holders of the Company on those dates.

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

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of September 30, 2023. We had total recorded debt outstanding of $381.3 million (net of $10.5 million of unamortized original issue discount (“OID”) and debt issuance cost) at September 30, 2023, which was comprised of amounts outstanding under our Term Loan of $334.4 million and ABL Facility of $57.4 million.
As of September 30, 2023, we had borrowing capacity of $36.7 million under the ABL Facility.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2023, we had total debt outstanding of $381.3 million (net of $10.5 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $334.4 million and ABL Facility of $57.4 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $3.9 million annually, based on the debt outstanding at September 30, 2023.

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

Item 4.    Controls and Procedures

Acquisition

We are in the process of integrating Yellow, a New Zealand marketing services company that we acquired on April 3, 2023. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023 excludes an assessment of the internal control over financial reporting related to the Yellow Acquisition. The Yellow Acquisition represented 1.3% of our consolidated total assets at September 30, 2023, and 1.7% and 1.3% of our consolidated revenue included in our consolidated financial statements for the three and nine months ended September 30, 2023, respectively.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to our risk factors disclosed in our 2022 Form 10-K, and subsequent Quarterly Reports on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended September 30, 2023, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), was as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Sold

Gordon Henry	Executive Vice President and Chief Strategy Officer	Adoption	September 14, 2023	September 9, 2024	278,370

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended September 30, 2023.

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

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

November 2, 2023	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 2, 2023	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)