Form 10-K
period 2023-12-31
Thryv Holdings, Inc.
filed 2024-02-22
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2023, as reported by the Nasdaq Capital Market on such date was approximately $800 million. Shares of the registrant’s common stock held by each executive officer, director and non-passive holders of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 20, 2024, there were 35,557,803 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023, are incorporated herein by reference.

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

PART I

Item 1.     Business

Overview

We are dedicated to supporting local, independent service-based businesses and emerging franchises by providing a cloud-based software platform, and innovative marketing solutions to the entrepreneurs who run them. Our company is built upon a rich legacy in the marketing and advertising industry. We are one of the largest providers of print and digital marketing solutions to SMBs and SaaS all-in-one small business management software. Our solutions enable our SMB clients to generate new business leads, manage their customer relationships, and run their day-to-day operations. As of December 31, 2023, we serve approximately 350,000 SMB clients through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS.

On April 3, 2023, Thryv New Zealand Limited, the Company’s wholly-owned subsidiary, acquired Yellow Holdings Limited, a New Zealand marketing services company (the “Yellow Acquisition”). In addition, on January 21, 2022, Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial Media Holdings, Inc., a marketing and advertising company with operations in the United States. Further, on March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Thryv Australia”), a provider of marketing solutions serving SMBs in Australia (the “Thryv Australia Acquisition”).

The Company reports its results based on four reportable segments (see Note 17, Segment Information):

•Thryv U.S. Marketing Services, which includes the Company's print and digital solutions business in the United States;
•Thryv U.S. SaaS, which includes the Company's SaaS flagship all-in-one small business management platform in the United States;
•Thryv International Marketing Services, which is comprised of Thryv's print and digital solutions business outside of the United States; and
•Thryv International SaaS, which includes our SaaS flagship all-in-one small business management platform outside of the United States.

Thryv U.S. and International Marketing Services

Thryv's Marketing Services segments provides both print and digital solutions. The U.S. and International segments generated $510.5 million and $142.7 million of revenue for the year ended December 31, 2023, respectively. Our primary Thryv Marketing Services offerings include:

Print
•Print Yellow and White Pages. Print marketing solutions through our owned and operated Print Yellow Pages (“PYPs”), which carry “The Real Yellow Pages” tagline in the U.S. Domestically, we primarily publish PYP titles on a 15 to 18-month publication cycle, with the majority on an 18-month cycle. Internationally, we publish PYP and Print White Page titles on a 12-month publication cycle. We generate revenue by charging for advertisements placed within these titles.
Digital
•Internet Yellow Pages. Digital marketing solutions through our proprietary Internet Yellow Pages (“IYPs”), including Yellowpages.com, Superpages.com, Dexknows.com, and Extended Search Solutions (“ESS”) in the U.S. and Yellowpages.com.au, Whitepages.com.au, Whereis.com, Truelocal.com.au, Yellow.co.nz, Whitepages.co.nz, Finda.co.nz and Tourism.net.nz internationally.
◦During the year ended December 31, 2023, traffic to the U.S. sites averaged over 19 million visits per month across the three properties. We generate IYP revenue by charging SMBs for advertisements and priority placement.

◦During the year ended December 31, 2023, traffic to these international sites averaged over 5 million visits per month across the eight properties. We generate IYP revenue by charging SMBs for advertisements and priority placement.
◦Our IYPs are efficient in delivering business leads. IYPs deliver leads at an attractive cost because consumers who search on IYPs are deep in the “purchase funnel” and are ready to buy.
◦We also offer ESS enabling SMBs to buy advertising on our network of owned and third-party directory websites, including Yelp, Nextdoor, and other popular sites. Our network delivers approximately 55 million visits per month. Our ESS network provides SMB clients expanded access to high-converting traffic at a low cost. We believe we are the only provider to offer this broad network of online directory sites with a single purchase.
•Search Engine Marketing. Search engine marketing (“SEM”) solutions that deliver business leads from Google, Yahoo!, Bing, Yelp, and other major engines and directories. Our SEM offerings leverage a mix of in-house and off-the-shelf technology to design ads, generate bids, and deliver reporting to advertisers. We track cost-per-click and cost-per-call metrics for our SMB clients, which gives them insights into the effectiveness of their ad campaigns.
•Other Digital Media Solutions. Other digital media solutions include online display and social advertising, online presence and video, and search engine optimization (“SEO”) tools.
Thryv U.S. and International SaaS

Thryv's SaaS segments are comprised of our SaaS offering Thryv®, our flagship all-in-one small business management platform (“Thryv Platform”), which consists of Command Center, Business Center, Marketing Center, ThryvPaySM, and Thryv Add-Ons.

•Command Center. Thryv Command Center, which launched in the third quarter of 2023, is an industry-first freemium offering that will be a core driver in the Company's product led growth initiative. Command Center enables SMBs to centralize all their communication through a modular, easily expandable, and customizable platform. Command Center allows an SMB to connect their pre-existing email accounts, Facebook and Instagram accounts along with installing Command Center’s WebChat client on their website, and using Voice over Internet Protocol (“VoIP”) in-platform telephony services along with Short Message Service (“SMS”) and video calls to provide a centralized inbox for all customer communication. Command Center uniquely not only combines all of these channels into a single inbox, but, through proprietary technology, stitches each of these channels into a single linear conversation per customer. So as a customer sends email, calls, and SMS to the business, utilization of Command Center means that the SMB sees all of these messages in a single conversation.
•Business Center. Thryv Business Center, formerly known as Thryv, is our flagship SMB end-to-end customer experience platform. Business Center is designed to allow a SMB everything necessary to streamline their day-to-day business, including customer relationship management (“CRM”), appointment scheduling, estimate and invoice creation, payments, document management, social media content, and online review management.
Our Business Center feature set mirrors the journey of a typical consumer, who begins on a search engine, reads business reviews, finds a company’s website and/or social media profiles, and clicks to set up an appointment or request information. After booking an appointment, the consumer typically expects an estimate and eventually an invoice, with the ability to pay online in an easy and efficient manner. This experience is then followed by prompts for reviews and referrals, along with periodic reminders and additional campaigns to generate repeat business.

Built on a customizable CRM database where businesses store customer information and then utilize a host of customer communication tools, Business Center helps SMBs communicate with their customers and manage day-to-day operations. It automatically updates and maintains client listings across the web so our SMBs’ online information is always correct.

We have a new, low cost and innovative engineering methodology. This methodology recognizes the large variety of bespoke SaaS solutions and back-end tools that are readily available. Thryv has chosen to utilize best-in-class systems and tools, to integrate them in unique ways that unlock value for the end customer. It is the combination of functionality from multiple platforms together that delivers value greater than each of the parts individually. Thryv maintains full control over the user experience, to deliver a modern and consistent user experience. When Thryv feels functionality is of strategic long-term importance, or it is not readily available in the marketplace, we leverage our internal engineering teams to create technology and innovation on top of the existing interoperable technology stack. Applications and/or features developed by our third-party developers specifically for our platform are not available outside of our platform on a stand-alone basis in the U.S., Canada, Australia, or New Zealand.

Business Center is sold on a monthly auto-subscription basis, which generates a recurring revenue stream. Substantially all of our clients subscribe to contracts with a minimum six-month upfront commitment, after which clients continue on a month-to-month basis. Clients can upgrade their service to a more feature-rich solution at any time as their business grows. We offer a variety of tiers, which we believe enables SMBs to choose the optimal features for their business. We believe the platform represents an attractive value for our SMB clients as compared to competitor products, such as single solutions or complex enterprise software systems that are suited to larger companies.

•Marketing Center. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Thryv Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, artificial intelligence (“AI”) driven analytics. Marketing Center offers the following:
◦AutoID. Marketing Center connects prospects’ and customers’ digital interactions with the business and synchronizes these activities with the Thryv CRM records. This enables device level attribution so Thryv’s users know when and where a client found them for proper attribution on what works and what doesn’t;
◦Enhanced Online Presence. Marketing Center includes paid profiles on YP.com and Yelp.com, as well as a robust Google Business Profile Optimization service to ensure that the most viewed online profiles for the Marketing Center user stand out from the competition, get noticed, and drive results;

◦Omni-Channel Paid Campaigns. Marketing Center users can run paid advertising campaigns across Google, Facebook, Instagram, Yahoo Display, Connected TV, and Yelp all from a single interface. The user is able to allocate budget to their desire and increase, decrease, pause, or continue a campaign at anytime for any reason with full flexibility. All of the tagging, tracking and analytics are automatically configured to simplify the execution of these complex campaigns; and

◦Marketing Tools. Marketing Center includes additional marketing tools to help users optimize their online marketing efforts. These include a robust heat mapping tool to optimize and improve their website and landing pages based on visitor behavior, off-line call tracking phone numbers to track the efficacy of offline media efforts such as lawn signs or post cards. Marketing Center also includes a robust competitor watch to track the digital advertising activities of competitors to gleam ideas and work to achieve a competitive advantage.

Clients who also purchase Business Center can generate new business via Marketing Center and have these business opportunities automatically injected into their CRM system and enriched with additional data. These new business leads populate the client’s CRM database enabling our clients to email, text, call, or otherwise communicate with prospective customers via our Thryv platform.

•ThryvPay. ThryvPay, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. ThryvPay is available to any user of the Thryv Platform, free or paid. ThryvPay offers the following:
◦Competitive Credit Card Processing Rates. ThryvPay offers a flat rate per transaction with no set-up fees.
◦ACH Payments Processing. Small businesses save money on a per-transaction charge, with the security of knowing immediately if funds are available.
◦Scheduled Payments. Service-based businesses that offer ongoing services or memberships can utilize our scheduled payments feature. ThryvPay also allows customized installment plans for pre-set specific dates.
◦Convenience Fees, Surcharges and Tipping. Small businesses can pass on optional convenience fees and/or surcharges, where allowed, for consumers who want to pay by credit card when presented with multiple payment options, often driving customers to pay by ACH methods, which generates significant savings for SMBs. ThryvPay also allows consumers to leave a tip.

◦Credit Card and Bank Account on File. Consumer information is stored in the small business’s Thryv account for future transactions, reducing friction for repeat business.
◦Real-time Reporting and Assistance. Thryv and ThryvPay integrates and auto-syncs with QuickBooks Online, Quickbooks Desktop, MYOB, Freshbooks, and Xero for accounting reconciliation. Thryv provides dedicated support for dispute and chargeback assistance.
◦Consumer Financing. ThryvPay includes a fully integrated partnership with Wisetack, a consumer lending platform that specializes in larger ticket, service based lending. This enables consumers of Thryv’s clients to apply for and pay their service providers utilizing financing. Thryv clients enjoy additional revenue by enabling larger purchases with additional convenience.

•Thryv Add-Ons. Thryv Add-Ons include AI-assisted website development, SEO tools, Google Business Profile optimization, and Hub by Thryv. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.
Integration of Marketing Services and SaaS

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. We have worked for decades in our local communities, providing marketing solutions to SMBs. We found that SMBs need technology solutions to communicate with consumers who now do business via their smartphones. We launched our SaaS business in 2015 to provide SMBs with the resources to compete for today’s mobile consumers. In 2023, SMB demand for integrated technology solutions continued to grow as SMBs adapt their business and service models to facilitate remote working and contactless customer interactions.

In 2023, domestically, we delivered approximately 26 million PYP directories to strategically targeted American homes whose demographics indicate a higher propensity to use print marketing solutions.

We reach our clients utilizing a multi-channel sales approach that allows us to meet market demand through an extensive inside and outside sales force, channel partners, and targeted digital campaigns. Our nationwide field sales force allows us to have local and virtual interactions with SMB clients, which differentiates us from our competitors.

We derive a competitive advantage from our industry experience, sizable sales force, and our Thryv platform. Existing and potential SMBs have choices when selecting SaaS solutions. Numerous niche cloud-based tools are available for SMBs to self-provision online, and other providers market competing end-to-end solutions. Because the cost of entry into the SaaS space is relatively low, new entrants continue to emerge. Although we believe many of these solutions lack a comprehensive set of features and offer less onboarding and customer support, SMBs may opt for less expensive solutions or a package of solutions provided by less experienced entrants at a lower cost.

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

Enable SMBs to Deliver Customer Experiences That We View as Best-in-Class and Optimize Advertising Budgets and Business Leads Generation within One Platform

Command Center enables SMBs to centralize all their communication through a modular, easily expandable, and customizable platform. By combing their pre-existing email accounts, Facebook and Instagram accounts, along with installing Command Center’s WebChat client on their website, and using VoIP in-platform telephony services along with SMS and video calls, Command Center provides a centralized inbox for all customer communication, vastly improving the customer communication experience.
Our Business Center solution delivers many features relevant to SMB needs, including CRM, omnichannel email and text marketing automation, scheduling and appointment management, estimating, invoicing, payments, social media management, reputation management, document management and centralized customer communication. Thryv provides SMBs with a real-time 360-degree view of their customers and every interaction that each customer has with their business throughout their lifecycle.

Marketing Center provides robust solutions for SMBs to market and grow their businesses using a variety of automated digital tools and capabilities. Some solutions use machine learning to automatically choose the optimal mix of advertising solutions for each SMB to generate a tailored solution for it. Marketing Center offers full control and transparency on daily spend, allocations and channel by channel performance to the business owner who seeks to run advertising campaigns without learning or supporting multiple bespoke platforms, or incurring the hefty costs of an advertising agency. Marketing Center then automatically injects resulting leads and prospects into Business Center while enriching the basic consumer information with additional data. SMBs are then able to contact and engage new and existing customers.

Our Strategy

Continuous Innovation Drives Retention and Growth

In our Marketing Services business, we continue to improve the value of our solutions and leverage our extensive sales force to drive the retention of clients. For example, in our PYP business, we have simplified ad pricing, added colorful new local covers, and modified book formatting to make the books more useful and readable. Additionally, we increasingly renew digital (non-print) accounts through an automated process. In our SEM business, we have improved our bidding process, launched new features and boosted traffic from distribution partner sites. In our SaaS business, we continue to improve our Thryv platform by analyzing user behavior and client requests to expand the feature set and interoperability with other popular cloud-based tools. Annually, our product and engineering teams release over 300 improvements into the Thryv platform that improves usability, adds new functionality, and often creates additional revenue opportunities.

Transition into SaaS

Our plan has been, and continues to be, to develop and grow a profitable SaaS segment to better help SMBs manage their businesses, while maintaining strong profitability within our Marketing Services segment, which serves as an efficient customer acquisition channel for our SaaS platform. As a result, SaaS has been able to achieve profitable growth, and for the year ended December 31, 2023, generated 28.8% of our total revenue. In 2023, we made a strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS solutions.

Leverage Our Nationwide Scale and Extensive Sales Force

We have one of the largest SMB-focused sales forces in the country within the marketing solutions and SaaS space, which we utilize to attract and manage our clients. We leverage our sales force to introduce our SaaS solutions to new prospects and existing Marketing Services clients through in-person, local as well as virtual, and online meetings to a dedicated SaaS demonstration and sales team. As of December 31, 2023, our efforts led to approximately 62% of our new SaaS clients originating from our Marketing Services segment. SMB demand for SaaS solutions continues to grow as SMBs increase their remote working capabilities and contact-less customer interactions.

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

Continued Cash Flow Generation and Selected Capital Allocation

We remain highly focused on methodically managing our assets, maintaining a highly variable cost structure, and building our SaaS business in a way to generate significant cash flow. We believe that our cash flow generation and strategic capital allocation will enable us to continue to reduce debt and pursue acquisitions to create value for our stockholders. We will continue to employ a disciplined financial policy that maintains our financial strength and favorable cost structure.

Opportunistic Acquisitions to Drive Synergy

The Company has experience executing accretive acquisitions in the industry. We believe we are well-positioned to continue this strategy to leverage our platform and scale in our industry. Historically, as a result of our acquisitions, we have realized significant cost synergies and obtained new clients that also bought our SaaS solutions.

International Growth

We continue to expand into international markets, which we view as a large opportunity for growth. We intend to penetrate international markets through acquisition, re-seller agreements, or other commercial arrangements. For example, in 2023, we completed the Yellow Acquisition to enter the New Zealand market, and in 2022, we began operations in Canada with our own sales force combined with a re-seller agreement. Additionally, in 2021, we completed the Thryv Australia Acquisition to enter the Australian market. Internationally, there are approximately 35 million SMBs in our target market.

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
We employed 3,049 people as of December 31, 2023. Our workforce is comprised of approximately 98% full-time and 2% part-time employees. The majority of our employees are employed in our Outside and Inside Sales, Inbound Sales and Sales Operations, Client Experience, Operations, Information Technology, Billing and Print Directories departments.

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
•Connecting the Dots Program: This is a new hire program where the Company shares information about Thryv’s culture, Company programs and discounts, communication tips within the Company, and more. The goal is to ease the new hire’s integration into the Thryv culture, right from the start, and make them immediately feel included in Thryv’s mission and programs.

•Accelerators Recognition Program. This program is designed to grow the connection and recognition of top performers who demonstrate our core values in their excellent performance. Our core values are:
•Client Devoted
•DONE3
•Act Like You Own the Place
•Invest in Our People
•Under Promise, Over Deliver
•Making Money is a By-Product of Helping People
•Think Long-Term; Act with Passion and Integrity
•Benefits. Among our benefit offerings, Virgin Pulse wellness programming has become a key motivator to good health and well-being. It is a user-friendly platform that encourages well-being, safety and performance, by providing friendly team-based competition, self-directed wellness journeys and incentives to build healthy habits and drive collaboration across Thryv. With 78% of employees enrolled on the platform and 61% of those enrolled actively engaged, the digital well-being platform has contributed meaningfully to our Work From Anywhere approach while creating connections and supporting a healthy lifestyle among our employees.
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers through training and development programs. These include online and on-the-job learning formats.
•Our Emerging Leaders Program is designed to help identify and develop future leaders. Once identified, Emerging Leaders are provided focused leadership and management skill development programs – instructor-led, online and on-the-job. 42 employees successfully completed the Emerging Leader program in 2023, resulting in 2 promotions into management – representing 5% of participants. The program continues into 2024 as we continue to positively support and grow leadership bench strength.
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
•The Tuition Assistance Program (“TAP”) supports the lifelong learning of all employees. Through a generous reimbursement program, we encourage employees to seek continuous education and personal development to support their career aspirations while contributing to Thryv’s collective growth and success. Eligible coursework may be aimed at the achievement of an Associate’s, Bachelor or Master’s degree or may be specialized in various certificate/certification programs. In 2023, we added language learning resources through Berlitz which have been well-received by employees globally.

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
•variability in our operating results due to directory publication cycles;
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
•recognition of impairment losses;
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
•reduced demand for our products due to epidemics or other public health emergencies;
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
•potential volatility in the public price of our shares of common stock; and
•anti-takeover provisions in our governing documents may prevent a change or control.

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

Our growth strategy is focused on the growth and expansion of our SaaS offerings; however, during 2023, 71.2% of our revenue was derived from our Marketing Services offerings.

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

We recognize revenue for our print services upon delivery of the print directories to the intended market, which can result in variability in the amount of revenue recognized each quarter due to the publication cycle of each print directory.
We recognize revenue for print services at a point in time upon delivery of the published print directories containing customer advertisements to the intended market. Our print directories typically have 12-month publication cycles in Australia and New Zealand and 15 to 18-month publication cycles in the U.S. As a result, we typically record revenue for each publication only once every 12 to 18 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our print directories is therefore directly related to the number of print directories we deliver to the intended market each quarter, which can vary dramatically based on the timing of the publication cycles. The timing of our print publication cycles may result in increased variability in the amount of revenue recognized each quarter, which could have a material adverse effect on our results of operations.

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

During the year ended December 31, 2023, we generated a net loss of $259.3 million. If we are unable to acquire new clients cost effectively, we may incur net losses in the future. Our expenses may increase in the future due to additional investment in product development or expenses related to acquisitions, which could impact our ability to sustain profitability in the future. Additionally, while the majority of our revenue in fiscal years 2023, 2022 and 2021 came from advertising services provided in local classified print directories and digital marketing solutions, such as search, display and social media, future development of new services may initially have a lower profit margin than our existing services, which could have a material adverse effect on our business, financial condition and results of operations. As a result, we may not be able to maintain profitability in the future.

The continuing decline in the use of print directories and in our ability to attain new or renewed print agreements continues to adversely affect our business.

Overall references to print directories, including our Print Yellow Pages, in the United States have been declining since the early 2000s. This decline is primarily attributable to increased use of internet search providers, as well as the proliferation of large retail stores for which consumers and businesses may not reference the print directories. While we expect the decline in usage will continue to negatively affect advertising sales associated with our traditional print business, a significant further decline in usage of our print directories could impair our ability to maintain or increase advertising prices, which may cause businesses to reduce or discontinue purchasing advertising in our print directories. Either or both of these factors could adversely affect our revenue and have a material adverse effect on our business, financial condition, results of operations and prospects. These trends have resulted in declining print advertising sales, and we expect these trends to continue in 2024 and beyond.

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

We are continuing to expand our operations by offering our products and services in Australia, New Zealand and Canada, and may expand to additional markets outside of the U.S. in the future, which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

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

During the year ended December 31, 2023, the secular decline in industry demand for print services, the trending decline in our Marketing Services client base, competition in the consumer search and display space, and the Company's strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS solutions adversely impacted certain of the assumptions used to estimate the discounted future cash flows of some of our reporting units for purposes of performing our goodwill impairment test. As a result, we recognized total non-cash impairment charges of $268.8 million in the fourth quarter of 2023 to reduce goodwill for our Thryv U.S. Marketing Services segment.

As of December 31, 2023, we had $302.4 million of goodwill, with $19.8 million related to the Thryv U.S. Marketing Services segment, $218.9 million related to the Thryv U.S. SaaS segment and $63.7 million related to the Thryv International Marketing Services segment. The expected continued secular decline in industry demand for print services, increased competition, changes in valuation assumptions or other factors could result in impairment charges in the future, which could have a material adverse effect on our results of operations.

The Company’s strategic decision to convert clients from its digital Marketing Services to its Marketing Center platform could result in higher levels of client churn and have an adverse effect on the Company’s results of operations and key business metrics.

During the fourth quarter of 2023, the Company made a strategic decision to accelerate the conversion of its digital Marketing Services solutions clients to its SaaS Marketing Center platform at no cost to these clients. Over time, the conversion of these clients will decrease the revenue of the Thryv U.S. and International Marketing Services segments and increase the revenue of the Thryv U.S. and International SaaS segments. While the Company believes these clients are receiving a valuable, no-cost upgrade to Marketing Center and will be more likely to subscribe for additional features of the Thryv Platform in the future, the accelerated conversion of these clients could result in these clients cancelling their services with the Company at a higher rate than the Company has historically experienced, which could have a materially adverse effect on the Company’s results of operations. Furthermore, the conversion of these clients could have an adverse effect on certain of the Company’s key business metrics, such as a reduction in total clients and reduced SaaS monthly ARPU. Any of these negative effects could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to the Economy, Disasters, Epidemics, and Other External Factors

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

Public health epidemics or outbreaks could adversely impact our business. The extent to which a public health epidemic or outbreak impacts our operations will depend on future developments, including the duration of the outbreak, the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. Depending on the severity of the outbreak, we may experience significant future disruptions to our business operations, which may adversely affect our service quality and thereby our business reputation. In addition, the spread and impact of an outbreak could adversely impact demand for our clients’ services or the level of business conducted by our clients. Such conditions could affect the rate of spending on our solutions and could adversely affect our clients’ ability or willingness to purchase our solutions; the timing of our current or prospective clients’ purchasing decisions; pressure for pricing discounts or extended payment terms; reductions in the amount or duration of clients’ subscription contracts; or increase client churn, all of which could adversely affect our future sales, operating results and overall financial performance. If an outbreak has a continued and substantial impact on the ability of our clients to purchase our solutions, our results of operations and overall financial performance may be harmed. In addition, to the extent an outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included herein, or may affect our operating and financial results in a manner that is not presently known to us.

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

As of December 31, 2023, 269 employees, or 9% of our employees and 25% of our sales force, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slowdowns involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

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

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, Canada, Australia, New Zealand, the European Union (the “E.U”), and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in May 2018, the General Data Protection Regulation came into effect, which brought with it a complete overhaul of E.U. data protection laws: the new rules superseded then-current E.U. data protection legislation, imposed more stringent E.U. data protection requirements and provided for greater penalties for non-compliance. In addition, the California Consumer Protection Act of 2018 (“CCPA”) became effective January 1, 2020, with implications for consumer privacy in the U.S. that reach beyond California. HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act, affects our ability to provide our solutions to medical and healthcare businesses that are Covered Entities or Business Associates under those laws. New York’s SHIELD Act may impact our ability to offer our services to financial businesses due to its compliance requirements for data collection and security. Changing definitions of what constitutes PII may also limit or inhibit our ability to operate or to expand our business, including limiting strategic partnerships that may involve the sharing of data, especially in the context of the digital advertising ecosystem. Also, some jurisdictions require that certain types of data be retained on localized servers within these jurisdictions, which could impact our ability to make solutions that impact all our clients’ needs.

Evolving and changing definitions of what constitutes PII within the United States, Canada, Australia, New Zealand, the European Union and elsewhere, especially relating to the classification of internet protocol, or IP addresses, machine or device identification numbers, location data and other information, as well as the use of PII for machine learning process or algorithm movement may limit or inhibit our ability to operate or to expand our business. Future laws, regulations, standards and other obligations could impair our ability to collect or to use information that we utilize to provide email delivery and marketing services to our clients, thereby impairing our ability to maintain and to grow our client base and to increase revenue. Future restrictions on the collection, use, sharing, or disclosure of our clients’ data or additional requirements for express or implied consent of clients for the use and disclosure of such information may limit our ability to develop new services and features.

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

This environment demands that we continuously improve our design and coordination of security controls throughout the Company. Our Board of Directors (the “Board”), in coordination with the Audit Committee, has primary responsibility for overseeing cyber-security risk management and the effectiveness of security controls. The Audit Committee receives quarterly reports identifying major risk area exposures, such as cyber-security. In the event that the Audit Committee identifies significant risk exposures, including with respect to cyber-security, it will present such exposure to the Board to assess our risk identification, risk management and mitigation strategies. Despite these efforts, it is possible that our security controls over data, training and other practices we follow may not prevent the improper disclosure of PII or other confidential information. Any issue of data privacy as it relates to unauthorized access to or loss of client and/or employee information could result in the potential loss of business, damage to our market reputation, litigation and regulatory investigation and penalties.

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

In order to protect our trade names, including Thryv®, Thryv Leads®, Thryv CompleteSM, Thryv Your Business Smarter®, The Real Yellow Pages®, Yellowpages.com®, Dexknows.com®, Superpages.com®, Yellow.co.nz, Whitepages.co.nz, Finda.co.nz and Tourism.net.nz from domain name infringement or to prevent others from using internet domain names that associate their businesses with ours, Thryv seeks formal registrations from the USPTO, participates in a tracking service for all Thryv domestic and internal trademarks and works with specialized outside counsel. In the past, we have received claims of material infringement of intellectual property rights. For example, we have had to defend against copyright violation claims on licensed images included in our print and internet directories and websites and patent infringement claims on various technologies and functionalities included in our digital products, services, and internet sites. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In response to the loss of important trademarks or other intellectual property rights, we may be required to spend significant resources to monitor and to protect these rights. Litigation brought to protect and to enforce our intellectual property rights could be costly, time-consuming and distracting to management, with no guarantee of success and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We also maintain a moderate patent portfolio and work with specialized patent counsel to protect our technology rights. Our failure to secure, protect and enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

We are also exposed to potential future claims and litigation relating to our business, as well as methods of collection, processing and use of personal data. Our clients and users of client data collected and processed by us could also file claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These potential future claims could have a material adverse effect on our consolidated statements of operations and comprehensive (loss) income, consolidated balance sheets or consolidated statements of cash flows.

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

As of December 31, 2023, we had state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2024. Utilization of these net operating losses depends on many factors, including our future income, which cannot be assured. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

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
•directory publication cycles;
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

Risks Related to Ownership of Our Common Stock

The market price of our shares of common stock may be volatile.

The public price of our common stock could be subject to wide fluctuations in response to the risk factors described herein and others beyond our control, including:

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
•failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us and/or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be adversely affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Corporate Governance

Our information security program is managed by a dedicated Vice President of Information Technology, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Vice President of Information Technology also provides quarterly reports to the Audit Committee of our Board of Directors (the “Audit Committee”). The Vice President of Information Technology also provides reports to our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the current threat landscape. Our program is regularly evaluated by internal and external experts, with the results of those reviews reported quarterly to the Audit Committee and senior management. We also actively engage with key vendors and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

Risk Management and Strategy

We have established processes and policies for assessing, identifying and remediating material risks posed by cybersecurity threats. Our processes and policies are based upon the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Our processes are focused on: (i) effecting organizational education on how to manage cybersecurity risks, (ii) implementing safeguards to protect our systems, (iii) detecting the occurrence of a cybersecurity incident, (iv) responding to a cybersecurity incident and (v) recovering from a cybersecurity incident. Additionally, we have a cybersecurity incident response plan including specific responsive protocols administered by an incident response team, led by our Vice President of Information Technology and comprised of other members of management.

As a part of our organizational education on risk management, we require that employees annually complete information and privacy training. We also administer employee awareness training around phishing, malware, and other cyber risks on an ad hoc basis as necessary to enhance our protection efforts. We actively engage with key vendors and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. For example, our incident response team conducts periodic tabletop exercises with outside consultants to ensure adherence to our cybersecurity incident response plan. Additionally, we maintain insurance coverage for cybersecurity insurance as part of our overall insurance portfolio.

As of December 31, 2023, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see “Risk Factors - An information security breach of our systems or our data centers operated by third-party providers, the loss of, or unauthorized access to, client information, or a system disruption could have a material adverse effect on our business, market brand, financial condition and results of operations.”

Item 2.     Properties

As of December 31, 2023, we have eleven properties, all of which are leased. Since June 2020, we have operated as a “Remote First” company, meaning that the majority of our workforce operates in a remote working environment. As a result, we have closed certain office buildings, including most of the space at our corporate headquarters in Dallas, Texas. We will keep certain other office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in our data centers that are leased in Texas and Virginia.

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

Item 4.     Mine Safety Disclosures

None.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company completed a direct listing on October 1, 2020. The Company's common stock, par value $0.01 (the “common stock”), trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “THRY”. As of February 20, 2024, there were 41 stockholders of record of our common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. Prior to the direct listing, there was no public trading market for our common stock.

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

Performance Graph

The following graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on Nasdaq) through December 31, 2023, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Russell 2000 Index, calculated on a dividend-reinvested basis. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq Composite Index and the Russell 2000 Index as of the market close on October 1, 2020. Note that past stock price performance is not necessarily indicative of future stock price performance.

	10/01/2020	12/31/2020	12/31/2021	12/30/2022	12/29/2023
Thryv Holdings, Inc.	$100.00	$96.43	$293.79	$135.71	$145.36
Nasdaq Composite Index	$100.00	$114.14	$138.55	$92.69	$132.94
Russell 2000 Index	$100.00	$128.97	$146.64	$115.02	$132.38

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest providers of SaaS end-to-end customer experience tools and digital marketing solutions to small-to-medium sized businesses. Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. We serve approximately 350,000 SMB clients globally through four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services, and Thryv International SaaS.

Our Thryv U.S. Marketing Services segment provides both print and digital solutions and generated $510.5 million, $820.0 million, and $797.5 million of consolidated revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages, which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization tools.

On January, 21, 2022, we acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $22.8 million in cash, subject to certain adjustments. Vivial results are included in the Thryv U.S. Marketing Services segment.

Our Thryv U.S. SaaS segment generated $253.6 million, $211.8 million, and $170.5 million of consolidated revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Our primary SaaS offerings are comprised of Thryv®, our flagship all-in-one small business management platform (“Thryv Platform”), which includes Command Center, Business Center, Marketing Center, ThryvPaySM, and Thryv Add-Ons. Thryv Command Center enables SMBs to centralize all their communication through a modular, easily expandable, and customizable platform. Command Center allows an SMB to connect their pre-existing email accounts, Facebook and Instagram accounts along with installing Command Center’s WebChat client on their website, and using Voice over Internet Protocol (“VoIP”) in-platform telephony services along with Short Message Service (“SMS”) and video calls to provide a centralized inbox for all customer communication. Thryv Business Center is designed to allow a small business owner everything necessary to streamline day-to-day business, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, artificial intelligence (“AI”) driven analytics. ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include AI-assisted website development, SEO tools, Google Business Profile optimization, and Hub by ThryvSM. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our Thryv International Marketing Services segment is comprised of Thryv Australia Pty Ltd, which we acquired on March 1, 2021, and Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company, which we acquired on April 3, 2023 for $8.9 million in cash (the “Yellow Acquisition”), subject to certain adjustments. Our Thryv International Marketing Services segment provides both print and digital solutions and generated $142.7 million and $166.0 million of consolidated revenues for the years ended December 31, 2023 and 2022, respectively, and $144.8 million for the ten months ended December 31, 2021. Thryv Australia and Yellow serve approximately 100,000 and 20,000 SMBs, respectively, many of which we believe are ideal candidates for the Thryv platform.

Our Thryv International SaaS segment is comprised of Thryv Business Center, Command Center, Marketing Center, ThryvPay, and Thryv Add-Ons and generated $10.1 million and $4.5 million of consolidated revenues for the years ended December 31, 2023 and 2022, respectively, and $0.6 million for the ten months ended December 31, 2021.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2023, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

Impairment Charges

Our annual impairment tests resulted in non-cash impairments of our goodwill of $268.8 million and $102.0 million during the years ended December 31, 2023 and 2022, respectively, to reduce goodwill in our Thryv U.S. Marketing Services reporting unit, as a result of the historical secular decline in industry demand for print services, along with the historical trending decline in our Marketing Services client base, and competition in the consumer search and display space. The impairment during the year ended December 31, 2023 was primarily driven by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS solutions.

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
Investment in Growth
We intend to continue to develop and grow a profitable SaaS segment to better help SMBs manage their businesses, while maintaining strong profitability within our Marketing Services segment, which serves as an efficient customer acquisition channel for our SaaS platform. As a result, SaaS has been able to achieve profitable growth. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also increase our operating expenses.
Ability to Grow Through Expansion and Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve the United States, Australian, New Zealand and Canadian SMB markets and plan to leverage strategic acquisitions or initiatives to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. On March 1, 2021, we completed the acquisition of Thryv Australia, Australia’s leading provider of marketing solutions serving SMBs. In July 2022, we began operations in Canada through our own sales force and a re-seller agreement. Additionally, on April 3, 2023, we completed the acquisition of Yellow, a New Zealand marketing services company. We believe that strategic acquisitions of marketing services companies globally will expand our client base and provide additional opportunities to offer our SaaS solutions.

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

	As of December 31,
(in thousands)	2023	2022	2021
Clients (1)
Marketing Services (2)	314	362	390
SaaS (3)	66	52	46
Total (4)	346	387	409
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

Marketing Services clients decreased by 48 thousand, or 13%, as of December 31, 2023 as compared to December 31, 2022. Marketing Services clients decreased by 28 thousand, or 7%, as of December 31, 2022 as compared to December 31, 2021. These decreases were related to the secular decline in the print media industry and significant competition in the digital media space and from focusing on offering our SaaS solutions to our current Marketing Services clients. This was partially offset by acquisitions of companies with Marketing Services clients.
SaaS clients increased by 14 thousand, or 27%, as of December 31, 2023 as compared to December 31, 2022. SaaS clients increased by 6 thousand, or 13%, as of December 31, 2022 as compared to December 31, 2021. These increases resulted from focusing on offering our SaaS solutions to our current Marketing Services clients, as well as continuing to focus on new SaaS client acquisition through improved identification of prospects, improved selling methods, introduction of new product features, and a small but growing international footprint.
Total clients decreased by 41 thousand, or 11%, as of December 31, 2023 as compared to December 31, 2022. Total clients decreased by 22 thousand, or 5%, as of December 31, 2022 as compared to December 31, 2021. The primary driver of these decreases was the secular decline in the print media business combined with increasing competition in the digital media space, partially offset by an increase in SaaS clients and acquisitions of companies with established clients.
Monthly ARPU
We define monthly average revenue per unit (“ARPU”) as our total client billings for a particular month divided by the number of clients that have one or more revenue-generating solutions in that same month. For each reporting period, the weighted-average monthly ARPU from all the months in the period are reported. ARPU varies based on product mix, product volumes, and the amounts we charge for our services. We believe that ARPU is an important measure of client spend and that growth in ARPU is an indicator of client satisfaction with our services.

	Years Ended December 31,
	2023	2022	2021
ARPU (Monthly)
Marketing Services (1)	$158	$178	$213
SaaS (1)	372	369	331
(1)Monthly ARPU includes results from all four of our business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS.
Monthly ARPU for Marketing Services decreased by $20, or 11%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, and $35, or 16%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.
Monthly ARPU for SaaS increased by $3, or 1%, during the year ended December 31, 2023 compared to the year ended December 31, 2022, and increased by $38, or 11%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in ARPU for these periods was attributable to upsell of higher value solutions to existing customers and price increases, offset by the strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS solutions, that initially come in at lower introductory pricing. In addition, the sale of add-on features to our Thryv Platform, such as Thryv Leads and Thryv Pay contributed to Monthly SaaS ARPU growth.
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

	As of December 31,
(in thousands)	2023	2022	2021
Monthly Active Users - SaaS	40	41	30

Monthly active users decreased by 1 thousand, or 2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Monthly active users increased by 11 thousand, or 37%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The number of monthly active users decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 as our service model has adapted to changes in client expectations and allows clients to realize value without the need to login as often. The number of monthly active users increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulting from our efforts to increase engagement among our SaaS clients, such as enhancing the initial sales process, the client onboarding experience, and lifecycle management. The increase was also driven by our focus on obtaining higher retention, higher spend clients as these clients are more engaged with our platform.

Key Components of Our Results of Operations

Revenue

We generate revenue from our four business segments: Thryv U.S. Marketing Services, Thryv U.S. SaaS, Thryv International Marketing Services and Thryv International SaaS. Our primary sources of revenue in our Thryv U.S. Marketing Services and Thryv International Marketing Services segments are Print and Digital services. Our primary source of revenue in our Thryv U.S. SaaS and Thryv International SaaS segments are our SaaS solutions.

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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension (cost) benefit, and other income (expense), which includes a bargain purchase gain as a result of the Vivial Acquisition during the year ended December 31, 2022, and foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Years Ended December 31,
	2023 (1)		2022 (2)

(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$916,961	100%	$1,202,388	100%
Cost of services	338,714	36.9%	422,006	35.1%
Gross profit	578,247	63.1%	780,382	64.9%

Operating expenses:
Sales and marketing	300,538	32.8%	362,432	30.1%
General and administrative	208,880	22.8%	216,406	18.0%
Impairment charges	268,846	29.3%	102,222	8.5%
Total operating expenses	778,264	84.9%	681,060	56.6%

Operating (loss) income	(200,017)	21.8%	99,322	8.3%

Other income (expense):
Interest expense	(61,728)	6.7%	(60,407)	5.0%
Other components of net periodic pension benefit	2,719	0.3%	44,612	3.7%
Other (expense) income	(1,518)	0.2%	15,448	1.3%
(Loss) income before income tax benefit (expense)	(260,544)	28.4%	98,975	8.2%
Income tax benefit (expense)	1,249	0.1%	(44,627)	3.7%
Net (loss) income	$(259,295)	28.3%	$54,348	4.5%
Other financial data:
Adjusted EBITDA(3)	$187,515	20.4%	$333,342	27.7%
Adjusted Gross Profit(4)	$605,849		$819,150
Adjusted Gross Margin(5)	66.1%		68.1%

(1)Consolidated results of operations includes Yellow's results of operations subsequent to the April 3, 2023 acquisition date.
(2)Consolidated results of operations includes Vivial's results of operations subsequent to the January 21, 2022 acquisition date.
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
(5)See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Years Ended December 31,		Change
	2023 (1)	2022 (2)	Amount	%
(in thousands of $)	(unaudited)
Thryv U.S.
Marketing Services	$510,533	$820,032	$(309,499)	(37.7)%
SaaS	253,579	211,801	41,778	19.7%
Thryv International
Marketing Services	142,711	166,010	(23,299)	(14.0)%
SaaS	10,138	4,545	5,593	123.1%
Total Revenue	$916,961	$1,202,388	$(285,427)	(23.7)%
(1)    Thryv International Marketing Services includes Yellow revenue subsequent to the Yellow Acquisition.
(2)    Thryv U.S. Marketing Services includes Vivial revenue subsequent to the Vivial Acquisition.
Total Revenue decreased by $285.4 million, or 23.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in total Revenue was driven primarily by a decrease in Thryv U.S. Marketing Services Revenue of $309.5 million, a decrease Thryv International Marketing Services Revenue of $23.3 million, partially offset by an increase in Thryv U.S. SaaS Revenue of $41.8 million, and an increase in Thryv International SaaS Revenue of $5.6 million.
Thryv U.S. Revenue
Marketing Services Revenue
Thryv U.S. Marketing Services revenue decreased by $309.5 million, or 37.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Print revenue decreased by $185.2 million, or 47.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12 month terms, and the continued secular decline in industry demand for Print services, which was partially offset by increasing the terms of our new Print publications from 15 months to 18 months.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 15 to 18 months for directories published during the year ended December 31, 2022, as compared to 18 months during the year ended December 31, 2023. As a result of recognizing revenue upon delivery, we typically record revenue for each published directory only once every 15 to 18 months, depending on the publication cycle of the individual published directory, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The greater contract value for individual published directories during the year ended December 31, 2023 increased Print revenue per published directory because the revenue was based on an 18 month contract value for publications with new terms. This increase in per published directory revenue partially offset the secular decline in industry demand for Print services, resulting in an overall 22% decline in revenue for the year ended December 31, 2023 when comparing on a publication-by-publication basis.
Digital revenue decreased by $124.3 million, or 28.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.

SaaS Revenue

Thryv U.S. SaaS revenue increased by $41.8 million, or 19.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was driven by increased demand for our Thryv SaaS solution as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.
Thryv International Revenue
Marketing Services Revenue
Thryv International Marketing Services revenue decreased by $23.3 million, or 14.0%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in revenue was driven by lower Print and digital revenue primarily resulting from the secular decline in industry demand for Print services in Australia and negative impact from changes in foreign currency rates. This decrease was partially offset by $12.3 million of Print and digital revenue recognized as a result of the Yellow Acquisition.
SaaS Revenue
Thryv International SaaS revenue increased $5.6 million, or 123.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was driven by increased demand for our SaaS solution as we continue to increase sales to SMBs in Australia.
Cost of Services

Cost of services decreased by $83.3 million, or 19.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution, digital and fulfillment support costs by $66.7 million and contract services costs by $6.0 million. Additionally, depreciation and amortization expense decreased $11.4 million, driven by the accelerated amortization method used by the Company.
Gross Profit

Gross profit decreased by $202.1 million, or 25.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our gross margin decreased by 180 basis points, to 63.1%, for the year ended December 31, 2023 compared to 64.9% for the year ended December 31, 2022. The decrease was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of the decline in revenue and strategic cost saving initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $61.9 million, or 17.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was attributable to a decrease in sales commissions of $23.3 million, due to new sales commissions plans and revised targets, and a decrease in sales promotion expenses of $14.0 million, primarily driven by improvements in the client acquisition funnel. Additionally, there were decreases in employee-related costs of $13.5 million, travel expenses of $2.3 million, and contract services expenses of $2.0 million, due to strategic cost-saving initiatives. Depreciation and amortization expense also decreased by $9.7 million due to the accelerated amortization method used by the Company. These decreases were partially offset by an increase in stock-based compensation expense of $4.5 million, as a result of additional grants during the year ended December 31, 2023.

General and Administrative

General and administrative expense decreased by $7.5 million, or 3.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to a decrease in contractor costs of $4.5 million, a decrease in employee-related costs of $3.9 million and a decrease in facilities costs of $3.5 million, driven primarily by cost savings initiatives. Additionally, there was a decrease in depreciation and amortization expense of $4.1 million, due to the accelerated amortization method used by the Company. These decreases were partially offset by a loss on the settlement of an indemnification asset of $10.7 million during the year ended December 31, 2023 compared to a gain of $2.1 million during the year ended December 31, 2022.
Impairment Charges
Impairment charges increased by $166.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Impairment charges of $268.8 million were recognized as a result of a goodwill impairment in our Thryv U.S. Marketing Services reporting unit during the year ended December 31, 2023, while $102.2 million of impairment charges were recognized in our Thryv U.S. Marketing Services reporting unit during the year ended December 31, 2022.

Other Income (Expense)

Interest Expense
Interest expense increased by $1.3 million, or 2.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven primarily by the impact of higher interest rates during the year, partially offset by lower outstanding debt balances resulting from payments made on our Term Loan.

Other Components of Net Periodic Pension Benefit
Other components of net periodic pension benefit decreased by $41.9 million for the year ended December 31, 2023. The change was primarily due to a remeasurement gain of $9.9 million recognized during the year ended December 31, 2023, compared to a remeasurement gain of $43.6 million recognized during the year ended December 31, 2022. Additionally, interest cost increased by $7.4 million, due to rising interest rates, during the year ended December 31, 2023.

Other (Expense) Income

During the year ended December 31, 2023, the Company incurred other expenses of $1.5 million, which primarily represented foreign currency-related losses. During the year ended December 31, 2022, the Company recognized other income of $15.4 million, which primarily represented a $10.9 million bargain purchase gain as a result of the Vivial Acquisition and foreign currency-related gains.

Income Tax Benefit (Expense)

Income tax expense decreased by $45.9 million, or 102.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The effective tax rate was 0.5% and 45.1% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the 21.0% U.S. Federal statutory rate in the current year primarily due to our geographic mix of taxable income in various tax jurisdictions, and tax permanent differences primarily attributable to the impact of the goodwill impairment allocated to non-deductible goodwill and unrecognized tax benefits.

Adjusted EBITDA

Adjusted EBITDA decreased by $145.8 million, or 43.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily driven by the secular decline in both our Thryv U.S. and International Marketing Services segments. The decrease was partially offset by the result of increasing the terms of our Print publications from 15 months to 18 months in our Thryv U.S. Marketing Services segment and growth in our Thryv U.S. and International SaaS segments. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net (loss) income, the most directly comparable measure presented in accordance with GAAP.

Years Ended December 31, 2022 and 2021

For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K year ended December 31, 2022.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net (loss) income plus Interest expense, Income tax expense (benefit), Depreciation and amortization expense, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense (benefit), Impairment charges and non-operating expenses, such as, Other components of net periodic pension (benefit) cost, Non-cash (gain) loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net (loss) income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of depreciation and amortization expense and stock-based compensation expense (benefit).
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net (loss) income:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of Adjusted EBITDA
Net (loss) income	$(259,295)	$54,348	$101,577
Impairment charges	268,846	102,222	3,611
Depreciation and amortization expense	63,251	88,392	105,473
Interest expense	61,728	60,407	66,374
Stock-based compensation expense (1)	22,201	14,628	8,094
Restructuring and integration expenses (2)	14,612	17,804	18,145
Non-cash loss (gain) from remeasurement of indemnification asset (3)	10,734	(2,148)	(1)
Transaction costs (4)	373	6,119	25,059
Income tax (benefit) expense	(1,249)	44,627	32,737
Other components of net periodic pension benefit (5)	(2,719)	(44,612)	(14,829)
Other (6)	9,033	(8,445)	4,283
Adjusted EBITDA	$187,515	$333,342	$350,523
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 12, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(2)For the years ended December 31, 2023, 2022 and 2021, expenses related to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, and costs associated with abandoned facilities and system consolidation. For further detail on severance benefits, see Note 8, Accrued Liabilities, to our consolidated financial statements included in Part II, Item 8 in this Annual Report.

(3)In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date. See Note 4, Fair Value Measurements, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(4)Expenses related to the Yellow Acquisition, the Vivial Acquisition, the Thryv Australia Acquisition and other transaction costs.
(5)Other components of net periodic pension benefit is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of other components of net periodic pension benefit relates to the mark-to-market pension remeasurement.
(6)During the year ended December 31, 2023, Other includes expenses related to the valuation of certain assets as a result of the acquisition of Thryv Australia and foreign exchange related expense. During the year ended December 31, 2022, Other primarily represents the bargain purchase gain as a result of the Vivial Acquisition, partially offset by foreign exchange-related expense. During the year ended December 31, 2021, Other primarily includes expenses related to potential non-income based tax liabilities and foreign exchange-related expense.
The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Year Ended December 31, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$320,327	$161,663	$88,730	$7,527	$578,247
Plus:
Depreciation and amortization expense	10,766	5,429	10,045	749	26,989
Stock-based compensation expense	399	214	—	—	613
Adjusted Gross Profit	$331,492	$167,306	$98,775	$8,276	$605,849
Gross Margin	62.7%	63.8%	62.2%	74.2%	63.1%
Adjusted Gross Margin	64.9%	66.0%	69.2%	81.6%	66.1%

	Year Ended December 31, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$539,543	$130,272	$108,496	$2,071	$780,382
Plus:
Depreciation and amortization expense	17,800	4,657	15,385	505	38,347
Stock-based compensation expense	332	89	—	—	421
Adjusted Gross Profit	$557,675	$135,018	$123,881	$2,576	$819,150
Gross Margin	65.8%	61.5%	65.4%	45.6%	64.9%
Adjusted Gross Margin	68.0%	63.7%	74.6%	56.7%	68.1%

	Year Ended December 31, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$539,866	$104,944	$60,761	$(232)	$705,339
Plus:
Depreciation and amortization expense	16,978	3,700	32,463	92	53,233
Stock-based compensation expense	309	71	—	—	380
Adjusted Gross Profit	$557,153	$108,715	$93,224	$(140)	$758,952
Gross Margin	67.7%	61.6%	42.0%	(41.9)%	63.4%
Adjusted Gross Margin	69.9%	63.8%	64.4%	(25.3)%	68.2%
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
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Years Ended December 31,		$
(in thousands)	2023	2022	Change
Cash flows provided by (used in):
Operating activities	$148,226	$148,573	$(347)
Investing activities	(42,516)	(52,026)	9,510
Financing activities	(103,493)	(91,097)	(12,396)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	133	(827)	960
Increase in cash, cash equivalents and restricted cash	$2,350	$4,623	$(2,273)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $0.3 million, or 0.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to the impact of changes in working capital, primarily driven by the timing of accounts payables disbursements and cash expenditures, in addition to the overall decline of our Marketing Services revenue. This decrease was partially offset by the timing of accounts receivable collections and lower income tax payments of $48.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $9.5 million, or 18.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to the difference in the cash paid of $22.8 million in connection with the Vivial Acquisition on January 1, 2022, compared to the cash paid of $8.9 million in connection with the Yellow Acquisition on April 3, 2023. This decrease was partially offset by $4.2 million increase in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $12.4 million, or 13.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily driven by a $7.5 million increase in payments made on the Term Loan and a decrease in net proceeds from the ABL Facility of $20.3 million. These changes were partially offset by a $15.8 million increase in proceeds from the exercises of stock warrants and a $0.4 million increase in other proceeds, primarily from the exercise of stock options.

Debt

Term Loan

On March 1, 2021, the Company entered into the Term Loan. The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's Senior Term Loan and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established the Term Loan Facility in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company, as of March 1, 2021. The Term Loan Facility matures on March 1, 2026. Prior to June 30, 2023, borrowings under the Term Loan Facility bore interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). Effective June 30, 2023, borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, a Secured Overnight Financing Rate (“SOFR”) or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for SOFR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter. As of December 31, 2023 and 2022, no portion of the Term Loan was held by related parties who were equity holders of the Company on that date.
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

As of December 31, 2023, the Company had borrowing base availability of $50.1 million. As a result of certain restrictions in the Company's debt agreements, as of December 31, 2023, approximately $37.5 million was available to be drawn upon under the ABL Facility.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of December 31, 2023. We had total recorded debt outstanding of $348.9 million (net of $9.3 million of unamortized original issue discount (“OID”) and debt issuance cost) at December 31, 2023, which was comprised of amounts outstanding under our Term Loan of $309.4 million and ABL Facility of $48.8 million.
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

We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill, pension obligations, and income taxes have the greatest potential impact on our audited consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for further information on these and our other significant accounting policies and estimates as well as our disclosures on recent accounting pronouncements. Our most critical accounting estimates are summarized below.

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

The transaction price of a contract primarily consists of fixed consideration components pursuant to the applicable contractual terms and may involve the use of estimates. These judgments involve consideration of historical and expected experience with the customer and other similar customers. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Standalone selling price is the price at which the Company would sell a promised service separately to a client. Judgment is required to determine the standalone selling price for each distinct performance obligation. Often, the Company does not have sufficient standalone sales information, as contracts with customers generally include multiple performance obligations. When standalone sales information is not available, the Company estimates the standalone selling price using information that may include market conditions, entity-specific factors such as pricing and discounting strategies, and other inputs.

Business Combinations

We have completed several acquisitions of other businesses in the past, including the Yellow Acquisition on April 3, 2023, the Vivial Acquisition on January 21, 2022, the Thryv Australia Acquisition on March 1, 2021 and the YP Acquisition on June 30, 2017, and we may acquire additional businesses in the future. In an acquisition, we first review if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If such concentration exists, the transaction is considered an asset acquisition rather than a business combination.

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

On October 1, 2023 and December 31, 2023, we performed our annual impairment test in accordance with ASC 350-30-35, Intangibles-Goodwill and Other. As a result, the Company recognized a non-cash impairment charge of $268.8 million in the fourth quarter of 2023 to reduce goodwill in its Thryv U.S. Marketing Services reporting unit. Additionally, the Company recognized a non-cash impairment charge of $102.0 million during the year ended December 31, 2022 to reduce goodwill in its Thryv U.S. Marketing Services reporting unit. No goodwill impairment charges were recorded in the Company’s consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2021.

As of December 31, 2023, goodwill was $302.4 million. For additional information related to goodwill, see Note 5, Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 in this Annual Report.

Pension Obligations

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
Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements as of and for the years ended December 31, 2023, 2022, and 2021, included in Part II, Item 8 in this Annual Report, for a discussion of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2023, we had total recorded debt outstanding of $348.9 million (net of $9.3 million of unamortized original issue discount and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $309.4 million and ABL Facility of $48.8 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $3.6 million annually based on the debt outstanding at December 31, 2023.

Foreign Exchange Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar and New Zealand dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

We have experienced and will continue to experience fluctuations in our Net (loss) income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not hedged our foreign currency transactions to date. We are evaluating the costs and benefits of initiating a hedging program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thryv Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Thryv Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024 expressed an unqualified opinion.

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

Goodwill Impairment Assessment of Thryv U.S. and International Marketing Services Reporting Units

As described in Note 5 to the financial statements, the Company performs its annual impairment test for all its reporting units on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. The results of the annual quantitative impairment test indicated that the Thryv U.S. Marketing Services reporting unit had a carrying value that exceeded its fair value, which resulted in the Company recording $192.0 million of goodwill impairment as of the October 1 annual impairment testing date. In December 2023, the Company concluded a triggering event had occurred in the Thryv U.S. Marketing Services reporting unit and completed a quantitative impairment test as of December 31, 2023, which resulted in an additional impairment of $76.8 million. No goodwill impairment was recorded in the Thryv International Marketing Services reporting unit for the year ended December 31, 2023. We identified the assessment of fair value of the Thryv U.S. and International Marketing Services reporting units as a critical audit matter.

The principal consideration for our determination that the assessment of fair value of the Thryv U.S. and International Marketing Services reporting units is a critical audit matter is that the significant assumptions made by management involve subjectivity and judgment in the preparation of discounted future cash flows. The reporting units discounted future cash flows include certain management assumptions that are complex and have a higher degree of estimation uncertainty. Changes in these assumptions could have a significant impact on the fair value estimate. In particular, these assumptions include forward-looking projections related to revenue and operating expenses and the application of a discount rate. Performing audit procedures to evaluate these assumptions required a high degree of auditor judgment and audit effort, including the need to involve valuation specialists.

Our audit procedures related to the assessment of fair value of the Thryv U.S. and International Marketing Services reporting units included the following, among others.

•We tested the design and operating effectiveness of relevant controls relating to management’s preparation and review of the discounted future cash flows and the discount rate applied, and review of the methodologies applied by third-party valuation specialists engaged by the Company.

•We evaluated the reasonableness of forecasted revenues and operating expenses used in the future discounted cash flows by comparing them to historical results, and comparing prior periods forecasted amounts to respective actual results.

•With the assistance of a valuation specialist, we evaluated the reasonableness of the discount rate and the appropriateness of the methodologies used by the Company.

•We evaluated the qualifications of the third-party valuation specialists engaged by the Company based on their credentials and experience.

Pension Obligations
As described in Note 11 to the financial statements, the Company’s aggregate net pension obligations at December 31, 2023 was $69.9 million and is calculated as $408.9 million of defined benefit pension obligation for its defined benefit pension plans less the related pension assets of $339.0 million. The Company recorded a net periodic pension benefit of $2.7 million for the year-ended December 31, 2023. The Company remeasures the defined benefit pension obligations annually or upon a remeasurement date, with actuarial gains and losses immediately recorded in operating results during the period they occur. We identified the defined benefit pension obligation estimates for the Dex Pension Plan and YP Holdings LLC Pension Plan, as a critical audit matter.

The principal consideration for our determination that the defined benefit pension obligation estimates for the Dex Pension Plan and YP Holdings LLC Pension Plan is a critical audit matter is that the significant assumptions utilized in such estimates are subjective in nature and complex, specifically the discount rates and mortality rates used in the actuarial calculations. Changes in these assumptions could have a significant impact on the defined benefit pension obligation estimates and related actuarial gains and losses recognized. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and audit effort, including the need to involve actuary specialists.

Our audit procedures related to the defined benefit pension obligation estimates for the Dex Pension and YP Holdings LLC Pension Plan included the following, among others.

•We tested the design and operating effectiveness of relevant controls relating to management’s determination and review of the discount rate and mortality rates applied in estimating the defined benefit pension obligations, and review of these specific assumptions applied by the actuary specialist engaged by the Company.

•With the assistance of an actuary specialist, we evaluated the reasonableness of the Company’s significant assumptions related to the discount rates and mortality rates used in determining the projected benefit obligations.

•We evaluated the qualifications of the actuary specialists engaged by the Company based on their credentials and experience.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Thryv Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Dallas, Texas
March 15, 2022

except for Note 17, Segment Information, as to which the date is
February 23, 2023

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Revenue	$916,961	$1,202,388	$1,113,382
Cost of services	338,714	422,006	408,043
Gross profit	578,247	780,382	705,339

Operating expenses:
Sales and marketing	300,538	362,432	357,813
General and administrative	208,880	216,406	153,902
Impairment charges	268,846	102,222	3,611
Total operating expenses	778,264	681,060	515,326

Operating (loss) income	(200,017)	99,322	190,013
Other income (expense):
Interest expense	(61,728)	(56,902)	(48,867)
Interest expense, related party	—	(3,505)	(17,507)
Other components of net periodic pension benefit	2,719	44,612	14,829
Other (expense) income	(1,518)	15,448	(4,154)
(Loss) income before income tax benefit (expense)	(260,544)	98,975	134,314
Income tax benefit (expense)	1,249	(44,627)	(32,737)
Net (loss) income	$(259,295)	$54,348	$101,577
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	1,070	(8,214)	(8,047)
Comprehensive (loss) income	$(258,225)	$46,134	$93,530

Net (loss) income per common share:
Basic	$(7.47)	$1.58	$3.02
Diluted	$(7.47)	$1.49	$2.78

Weighted-average shares used in computing basic and diluted net (loss) income per common share:
Basic	34,723,491	34,336,493	33,607,446
Diluted	34,723,491	36,506,095	36,495,746
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$18,216	$16,031
Accounts receivable, net of allowance of $14,926 in 2023 and $14,766 in 2022	205,503	284,698
Contract assets, net of allowance of $35 in 2023 and $33 in 2022	2,909	2,583
Taxes receivable	3,085	11,553
Prepaid expenses	17,771	25,092
Indemnification asset	—	26,495
Deferred costs	16,722	9,544
Other current assets	2,662	2,320
Total current assets	266,868	378,316
Fixed assets and capitalized software, net	38,599	42,334
Goodwill	302,400	566,004
Intangible assets, net	18,788	34,715
Deferred tax assets	128,051	113,859
Other assets	28,464	42,649
Total assets	$783,170	$1,177,877

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,348	$18,972
Accrued liabilities	105,903	126,810
Current portion of unrecognized tax benefits	23,979	31,919
Contract liabilities	44,558	41,854
Current portion of long-term debt	70,000	70,000
Other current liabilities	8,402	10,937
Total current liabilities	263,190	300,492
Term Loan, net	230,052	345,256
ABL Facility	48,845	54,554
Pension obligations, net	69,388	72,590
Other liabilities	18,995	22,718
Total long-term liabilities	367,280	495,118
Commitments and contingencies (see Note 15)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 62,660,783, shares issued and 35,302,746 shares outstanding at December 31, 2023; and 61,279,379 shares issued and 34,593,837 shares outstanding at December 31, 2022	627	613
Additional paid-in capital	1,151,259	1,105,701
Treasury stock - 27,358,037 shares at December 31, 2023 and 26,685,542 shares at December 31, 2022	(485,793)	(468,879)
Accumulated other comprehensive loss	(15,191)	(16,261)
Accumulated deficit	(498,202)	(238,907)
Total stockholders' equity	152,700	382,267
Total liabilities and stockholders' equity	$783,170	$1,177,877
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2020	59,590,422	$596	$1,059,624	(26,678,410)	$(468,613)	$—	$(394,832)	$196,775
Issuance of shares related to stock-based compensation	669,836	6	2,678	(7,132)	(266)	—	—	2,418
Exercise of stock warrants	570,595	6	13,892	—	—	—	—	13,898
Stock compensation expense	—	—	8,094	—	—	—	—	8,094
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(8,047)	—	(8,047)
Net income	—	—	—	—	—	—	101,577	101,577
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715
Issuance of shares related to stock-based compensation	445,904	5	6,721	—	—	$—	—	6,726
Exercise of stock warrants	2,622	—	64	—	—	—	—	64
Stock compensation expense	—	—	14,628	—	—	—	—	14,628
Foreign currency translation adjustment, net of tax			—	—	—	(8,214)		(8,214)
Net income	—	—	—	—	—	—	54,348	54,348
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267
Issuance of shares related to stock-based compensation	729,549	8	7,465	(58,541)	(1,154)	—	—	6,319
Exercise of stock warrants	651,855	6	15,892	—	—	—	—	15,898
Stock compensation expense	—	—	22,201	—	—	—	—	22,201
Settlement of indemnification asset	—	—	—	(613,954)	(15,760)	—	—	(15,760)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,070	—	1,070
Net (loss)	—	—	—	—	—	—	(259,295)	(259,295)
Balance as of December 31, 2023	62,660,783	$627	$1,151,259	(27,358,037)	$(485,793)	$(15,191)	$(498,202)	$152,700
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net (loss) income	$(259,295)	$54,348	$101,577
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	63,251	88,392	105,473
Amortization of deferred commissions	14,954	12,110	11,847
Amortization of debt issuance costs	5,422	5,749	4,919
Deferred income taxes	(12,904)	(15,119)	(20,438)
Provision for credit losses and service credits	24,516	25,971	19,394
Stock-based compensation expense	22,201	14,628	8,094
Other components of net periodic pension benefit	(2,719)	(44,612)	(14,829)
Impairment charges	268,846	102,222	3,611
Non-cash loss (gain) from the remeasurement of the indemnification asset	10,734	(2,148)	(1)
Bargain purchase gain	—	(10,883)	—
Other, net	603	(2,309)	(1,823)
Changes in working capital items, excluding acquisitions:
Accounts receivable	54,325	(5,242)	74,368
Contract assets	(326)	2,764	5,628
Prepaid expenses and other assets	7,117	(9,592)	(5,763)
Accounts payable and accrued liabilities	(37,749)	(41,105)	(125,883)
Other liabilities	(10,750)	(26,601)	4,397
Net cash provided by operating activities	148,226	148,573	170,571

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(33,394)	(29,233)	(26,849)
Proceeds from the sale of assets	—	—	6,836
Acquisition of a business, net of cash acquired	(8,897)	(22,793)	(175,370)
Other	(225)	—	(1,192)
Net cash used in investing activities	(42,516)	(52,026)	(196,575)

Cash Flows from Financing Activities
Proceeds from Term Loan	—	—	418,070
Proceeds from Term Loan, related party	—	—	260,930
Payments of Term Loan	(120,000)	(104,165)	(110,215)
Payments of Term Loan, related party	—	(8,347)	(47,785)
Payments of Senior Term Loan	—	—	(335,821)
Payments of Senior Term Loan, related party	—	—	(113,789)
Proceeds from ABL Facility	919,975	976,296	1,046,249
Payments of ABL Facility	(925,684)	(961,670)	(1,085,558)
Proceeds from exercises of stock warrants	15,898	64	13,920
Other	6,318	6,725	(6,913)
Net cash (used in) provided by financing activities	(103,493)	(91,097)	39,088

Effect of exchange rate changes on cash, cash equivalents and restricted cash	133	(827)	(1,933)
Increase in cash, cash equivalents and restricted cash	2,350	4,623	11,151
Cash, cash equivalents and restricted cash, beginning of period	18,180	13,557	2,406
Cash, cash equivalents and restricted cash, end of period	$20,530	$18,180	$13,557

Supplemental Information
Cash paid for interest	$57,027	$57,084	$66,737
Cash paid for income taxes, net	$9,313	$58,259	$63,893

Non-cash investing and financing activities
Repurchase of Treasury stock as a result of the settlement of the indemnification asset	$15,760	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv” or the “Company”) provides small-to-medium sized businesses (“SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages (“PYP” or “Print”) and digital marketing services (“Digital”), which includes Internet Yellow Pages (“IYP”), search engine marketing (“SEM”), and other digital media services, including online display advertising, and search engine optimization (“SEO”) tools. In addition, through the Thryv® platform, the Company is a provider of SaaS business management, communication, and marketing tools designed for SMBs.

On April 3, 2023 (the “Yellow Acquisition Date”), Thryv New Zealand Limited, the Company’s wholly-owned subsidiary, acquired Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company. On January 21, 2022, Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company with operations in the United States. Further, on March 1, 2021, the Company completed the acquisition of Sensis Holding Limited (“Thryv Australia”), a provider of marketing solutions serving SMBs in Australia.

The Company reports its results based on four reportable segments:

•Thryv U.S. Marketing Services, which includes the Company's Print and Digital solutions business in the United States;
•Thryv U.S. SaaS, which includes the Company's SaaS flagship all-in-one small business management modular software platform in the United States;
•Thryv International Marketing Services, which is comprised of Thryv's Print and Digital solutions business outside of the United States; and
•Thryv International SaaS, which primarily includes the Company's SaaS flagship all-in-one small business management modular software platform outside of the United States.

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

Determine and Allocate the Transaction Price to the Performance Obligations in the Contract

The transaction price of a contract consists of fixed and variable consideration components pursuant to the applicable contractual terms and excludes sales tax. The Company’s contracts have variable consideration in the form of price concessions and service credits. Service credits may be issued to a client at the discretion of the Company related to client satisfaction issues and claims. The Company performs a monthly review of expected service credits at a portfolio level based on the Company’s history of adjustments and expected trends. The provision for service credits is recorded as a reduction to revenue in the Company’s consolidated statements of operations and comprehensive (loss) income.

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

Deferred costs to obtain contracts are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in Other current assets and the non-current portion is included in Other assets on the Company’s consolidated balance sheets. Amortization of deferred costs to obtain contracts is included as a component of Sales and marketing expense in the Company's consolidated statements of operations and comprehensive (loss) income.

The following table sets for the Company's deferred costs to obtain contracts, as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Deferred costs to obtain contracts - Current assets	$13,495	$6,855
Deferred costs to obtain contracts - Non-current assets	1,285	741

Amortization of the Company's deferred costs to obtain contracts, for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Amortization of deferred costs to obtain contracts	$14,954	$12,110	$11,847

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

The following table sets for the Company's deferred costs to fulfill contracts as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Deferred costs to fulfill contracts (1)	$3,227	$2,689
(1)     Included in deferred costs on the Company's consolidated balance sheets.

Amortization of the Company's deferred costs to fulfill contracts for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Amortization of deferred costs to fulfill contracts (1)	$2,689	$3,466	$2,687
(1)    These costs were recorded in Cost of services in the Company's consolidated statements of operations and comprehensive (loss) income.

The Company recorded no impairment losses associated with these deferred costs during the years ended December 31, 2023, 2022, and 2021.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents consist of bank deposits. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the years ended December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$18,216	$16,031
Restricted cash, included in Other current assets	2,314	2,149
Total cash, cash equivalents and restricted cash	$20,530	$18,180

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

The following table represents the components of Accounts receivable, net of allowance:

	December 31,
(in thousands)	2023	2022
Accounts receivable	$73,094	$80,369
Unbilled accounts receivable (1)	147,335	219,095
Total accounts receivable	$220,429	$299,464
Less: allowance for credit losses	(14,926)	(14,766)
Accounts receivable, net of allowance	$205,503	$284,698
(1)     Unbilled accounts receivable relates primarily to the Company’s print services, which are recognized at a point in time upon delivery of the print services to the intended market(s), but are billed to customers monthly after the delivery of the print services. Unbilled accounts receivable are reclassified as billed accounts receivable monthly when the customers are invoiced.

The following table represents the components of unbilled accounts receivable from contracts with customers:

	December 31,
(in thousands)	2023	2022
Unbilled accounts receivable - current	$147,335	$219,095
Unbilled accounts receivable - non-current (1)	16,165	23,653
Total unbilled accounts receivable	$163,500	$242,748
(1)     Included in Other assets on the Company's consolidated balance sheets. Revenue recognized related to Unbilled accounts receivable - non-current balances for the years ended December 31, 2023 and 2022 was $70.7 million and $135.5 million, respectively.

Concentrations of Credit Risk

Financial instruments subject to concentrations of credit risk consist primarily of trade receivables. The Company deposits cash on hand with major financial institutions. Cash balances at major financial institutions may exceed limits insured by the Federal Deposit Insurance Corporation.

Approximately 91% of revenue in all periods presented was derived from sales to local SMBs that operate in limited geographical areas. These SMBs are usually billed in monthly installments when the services begin and, in turn, make monthly payments, requiring the Company to extend credit to these clients.

The remaining approximately 9% of revenue in all periods presented was derived from the sale of marketing services to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these businesses. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from these businesses. While the Company still has exposure to credit risks, historically, the losses from these clients have been less than that of local SMBs.

The Company conducts its operations primarily in the United States, Australia and New Zealand. In 2023, the Company's top ten directories, as measured by revenue, accounted for approximately 2% of total revenue. No single directory or client accounted for more than 1% of the Company’s revenue for the years ended December 31, 2023, 2022 and 2021. Additionally, no single client or CMR accounted for more than 5% of the Company’s outstanding accounts receivable as of December 31, 2023 and 2022.

Fixed Assets and Capitalized Software

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions and improvements associated with fixed assets are capitalized if they have a useful life in excess of one year. Expenditures for repairs and maintenance, including the cost of replacing minor items that are not considered substantial improvements, are expensed as incurred. When fixed assets are sold or retired, the related cost and accumulated depreciation are deducted from the accounts and any gains or losses on disposition are recognized in the Company’s consolidated statements of operations and comprehensive (loss) income. Fixed assets are reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of a fixed asset may not be recoverable.

Depreciation of fixed assets and amortization associated with capitalized software, are included in Cost of services, Sales and marketing, and General and administrative expenses on the Company's consolidated statements of operations and comprehensive (loss) income.

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

Leases

The Company determines if an arrangement contains a lease at inception. The Company combines lease and non-lease components for all asset classes, except real estate leases. For real estate leases, consideration is allocated to lease and non-lease components based on a relative standalone price. Leases are included in Other assets, Other current liabilities, and Other liabilities on the Company's consolidated balance sheets and in General and administrative expense in the Company's consolidated statements of operations and comprehensive (loss) income. The Company recognizes lease expense on a straight-line basis over the lease term. Leases with a duration of 12 months or less are not recorded on the balance sheet and the related expense is recorded as incurred.

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

The Company performed its annual impairment test on goodwill as of October 1, 2023. The annual impairment test resulted in a non-cash impairment charge of $192.0 million, as of the October 1 annual impairment date, to reduce goodwill in its Thryv U.S. Marketing Services reporting unit. In December 2023, the Company concluded a triggering event had occurred in the Thryv U.S. Marketing Services reporting unit and completed an additional impairment test as of December 31, 2023. As a result, the Company recorded an additional non-cash impairment charge of $76.8 million as of December 31, 2023, further reducing goodwill in its Thryv U.S. Marketing Services reporting unit.

See Note 5, Goodwill and Intangible Assets.

Intangible Assets

The Company has definite-lived intangible assets consisting of client relationships, trademarks and domain names, and covenants not to compete. These intangible assets are amortized using the income forecast method over their useful lives, with the exception of covenants not to compete which are amortized on a straight-line basis over the terms of the agreements. These assets are allocated to their respective reporting units for impairment review purposes. Whenever events or changes in circumstances indicate the carrying amount of the reporting unit’s intangible assets may not be recoverable, an impairment analysis of the reporting unit is completed. An impairment loss, if applicable, is measured as the amount by which the carrying amount of the reporting unit’s definite-lived intangible asset exceeds its fair value. The Company uses the estimated future cash flows directly associated with, and that are expected to arise as a result of, the use and eventual disposal of such reporting unit assets in determining fair values of definite-lived intangible assets.

Amortization associated with intangible assets is included in Cost of services, Sales and marketing, and General and administrative expenses on the Company's consolidated statements of operations and comprehensive (loss) income.

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

The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in (expense) benefit for income taxes in the consolidated statements of operations and comprehensive (loss) income. See Note 14, Income Taxes, for additional information.
Foreign Currency

The functional currency of the Company’s foreign operating subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive (loss) income. Income and expense accounts are translated at the weighted-average exchange rates during the period.

Transaction gains or losses in currencies other than the functional currency and certain intercompany balances that will not be settled in the foreseeable future are included as a component of Other income (expense), net in the Company's consolidated statements of operations and comprehensive (loss) income.

Advertising Costs

Advertising costs, which include media, promotional, branding and online advertising, are included in Sales and marketing expense in the Company’s consolidated statements of operations and comprehensive (loss) income and are expensed as incurred. Advertising costs for the Company for the years ended December 31, 2023, 2022 and 2021 were $14.8 million, $29.3 million and $40.8 million, respectively.

Stock-Based Compensation

Under the Company's 2016 Stock Incentive Plan, as amended (“2016 Plan”), and the Company's 2020 Incentive Award Plan (“2020 Plan”), (together, the “Stock Incentive Plans”), the Company has granted stock options, Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”).

The Company accounts for all stock options, RSUs and PSUs granted using a fair value method and the compensation expense is based on the fair value of the awards. The fair value of the Company’s common stock is the closing price of the stock on the date of the grant. The measurement date for awards is generally the date of the grant. The fair value is recognized on a straight-line basis over the requisite service period (generally three to four years). The Company has elected to account for forfeitures as they occur as a cumulative adjustment to stock-based compensation expense. See Note 12, Stock-Based Compensation and Stockholders' Equity, for additional information.

Earnings per Share

Basic earnings per share is calculated by dividing Net (loss) income (the “numerator”) by the weighted-average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated by including both the weighted-average number of common shares outstanding and any dilutive common stock equivalents within the denominator (diluted shares outstanding). The Company's common stock equivalents could consist of stock options, RSUs, PSUs, Employee Stock Purchase Plan shares (“ESPP”) and stock warrants, to the extent any are determined to be dilutive under the treasury stock method. Under the treasury stock method, the assumed proceeds relating to both the exercise price of stock options, RSUs, PSUs, ESPP shares and stock warrants, as well as the average remaining unrecognized fair value of stock options, are used to repurchase common shares at the average fair value price of the Company's common stock during the period. If the number of shares that could be repurchased, exceed the number of shares that could be issued upon exercise, the common stock equivalent is determined to be anti-dilutive. See Note 13, Earnings per Share, for additional information.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures, including more detailed information about segment expenses about a public entity’s reportable segments on an annual and interim basis. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary in the coming quarters, prior to implementation in the Company's 2024 Annual Report on Form 10-K. Other than additional disclosures, the Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures primarily related to the rate reconciliation and income taxes paid information. The new income tax disclosures are effective for fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary in the coming years, prior to implementation in the Company's 2025 Annual Report on Form 10-K. Other than additional disclosures, the Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

Internet Yellow Pages

IYP services include the creation of clients’ business profile, which is then primarily displayed and operated on the Yellowpages.com®, Superpages.com® and Dexknows.com® platforms domestically, and on Yellowpages.com.au, Whitepages.com.au, Whereis.com, Truelocal.com.au, Yellow.co.nz, Whitepages.co.nz, Finda.co.nz and Tourism.net.nz internationally. IYP services represent a separate performance obligation that is recognized as revenue over time following the series guidance.

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

Thryv Platform

The Company's primary SaaS offerings comprise Thryv®, an all-in-one SMB management platform, which includes Command Center, Business Center, Marketing Center, ThryvPaySM, and Thryv Add-Ons.

•Command Center. Thryv Command Center enables SMBs to centralize all their communication through a modular, easily expandable, and customizable platform.
•Business Center. Thryv Business Center, formerly known as Thryv, is our flagship SMB end-to-end customer experience platform. Business Center is designed to allow a SMB everything necessary to streamline day-to-day business, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management.
•Marketing Center. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user.
•ThryvPay. ThryvPay, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options.
•Thryv Add-Ons. Thryv Add-Ons include AI assisted website development, SEO tools, Google Business Profile optimization, and Hub by Thryv. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform, while also producing incremental revenue growth.
Revenue for performance obligations related to Thryv Platform represent separate performance obligations and are recognized as revenue either over time following the series guidance or a point in time.

Disaggregation of Revenue
The Company presents disaggregated revenue based on the type of service within its segment footnote.

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the year ended December 31, 2023, the Company recognized revenue of $41.9 million that was recorded in Contract liabilities as of December 31, 2022. For the year ended December 31, 2022, the Company recognized revenue of $51.3 million that was recorded in Contract liabilities as of December 31, 2021.

Note 3      Acquisitions

Yellow New Zealand Acquisition

On April 3, 2023, Thryv New Zealand Limited, the Company’s wholly-owned subsidiary, acquired Yellow, a New Zealand marketing services company for $8.9 million in cash (net of $1.7 million of cash acquired), subject to certain adjustments (the “Yellow Acquisition”). The Yellow Acquisition expanded the Company's market share with a broader geographical footprint and provided the Company with an increase in our clients. Yellow is a provider of marketing solutions serving SMBs in New Zealand. Control was obtained by means of acquiring all the voting interests. The assets acquired consisted primarily of $2.4 million in current assets and $5.6 million in fixed and intangible assets, consisting primarily of customer relationships, trade name, and technology assets, along with $5.1 million in goodwill. The Company also assumed liabilities of $4.7 million, consisting primarily of accrued, contract and deferred liabilities.

The Company accounted for the Yellow Acquisition using the acquisition method of accounting in accordance with ASC 805. This requires that the assets acquired and liabilities assumed are measured at fair value. With the assistance of a third-party valuation firm, the Company determined, using Level 3 inputs (see Note 4, Fair Value Measurements), the fair value of certain assets and liabilities, including fixed assets and intangible assets by applying the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas trade names were valued using a relief of royalty method and assumptions related to Yellow's assets acquired and liabilities assumed. The fair values of existing technologies were computed using a relief of royalty approach, similar to the trade name valuation.

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

The Yellow Acquisition has contributed $12.3 million in revenue since the Yellow Acquisition Date.

Pro Forma Results (unaudited)

Pro forma information for the year ended December 31, 2023 was insignificant.

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

Pro Forma Results (unaudited)

For the year ended December 31, 2021, pro forma revenue, including the results of the Vivial Acquisition, was $1,240.4 million. Pro forma information for the year ended December 31, 2022 and pro forma net income information for the year ended December 31, 2021 was insignificant.

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

In connection with the Thryv Australia Acquisition, the Company paid consideration of approximately $216.2 million in cash, subject to customary closing adjustments, financed by the Term Loan (as defined in Note 10, Debt Obligations) that was entered into on the Thryv Australia Acquisition Date. All acquisition-related costs, amounting to $8.7 million, were expensed as incurred by the Company and no portion of these costs are included in consideration transferred. These costs were presented within General and administrative expense in the Company's consolidated statement of operations and comprehensive (loss) income. Additionally, as part of the effort to fund the Thryv Australia Acquisition, the Company incurred debt issuance costs of $4.2 million related to the Term Loan, of which $2.5 million was capitalized and is being amortized using the effective interest method. See Note 10, Debt Obligations.

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

Pro Forma Results (unaudited)

For the year ended December 31, 2021, pro forma revenue and net income, including the results of the Thryv Australia Acquisition, was $1,181.6 million and $140.9 million, respectively. The pro forma combined financial information was derived from the historical financial records of Thryv and Thryv Australia and represents the operating results of the combined Company, as if the Thryv Australia Acquisition had occurred on January 1, 2021. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, and related tax effects.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 15, Contingent Liabilities, as part of the YP Acquisition agreement, the Company was indemnified for an uncertain tax position for up to the fair value of 1,804,715 shares held in escrow, subject to certain contract limitations (the “indemnification asset”).
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

As of December 31, 2023, the Company no longer recorded a Level 1 indemnification asset because it was settled on June 22, 2023. As of December 31, 2022, the fair value of the Company's Level 1 indemnification asset was $26.5 million. A loss of $10.7 million from the change in fair value of the Company’s Level 1 indemnification asset during the year ended December 31, 2023 was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive (loss) income. The $15.8 million Indemnity Amount, which is the fair value of the shares returned to treasury, was recorded in Treasury stock on the Company's consolidated balance sheets, along with the 613,954 shares that the Company received from the sellers as of December 31, 2023.

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
The following table sets forth the carrying amount and fair value of the Term Loan:

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$300,052	$300,052	$415,256	$410,065

Note 5     Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $302.4 million, net of accumulated impairment loss of $1,083.6 million as of December 31, 2023, and goodwill of $566.0 million, net of accumulated impairment loss of $814.8 million as of December 31, 2022. Accumulated impairment loss is only related to the U.S. Marketing Services reporting unit. As of December 31, 2023, the Company had $32.5 million of tax deductible goodwill.

The Company currently has four reporting units. Accordingly, the Company assessed its goodwill for impairment under a four reporting unit structure as of October 1, 2023.

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

The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its reporting units as of October 1, 2023 for the annual impairment test. The estimated fair value of the Company’s U.S. Marketing Services reporting unit was below its carrying value, including goodwill. The historical secular decline in industry demand for Print services, the historical trending decline in the Company’s Marketing Services client base, continued competition in the consumer search and display space and the projected decline in cash flows from an estimated conversion of certain clients from digital Marketing Services solutions to SaaS solutions impacted the assumptions used to estimate the discounted future cash flows of the Company’s U.S. Marketing Services reporting unit for purposes of performing the annual goodwill impairment test. As a result, the Company recognized a non-cash impairment charge of $192.0 million as of the October 1 annual impairment testing date to reduce goodwill in its Thryv U.S. Marketing Services reporting unit.

Based on the initial success of client conversions from digital Marketing Services solutions to SaaS solutions, the Company made a strategic decision during the fourth quarter of 2023 to accelerate the conversion of additional clients and services from its digital Marketing Services solutions to its SaaS solutions. This resulted in an additional decline in estimated future cash flows, and the Company concluded a triggering event had occurred in the Thryv U.S. Marketing Services reporting unit. As a result, the Company recorded an additional non-cash impairment charge of $76.8 million as of December 31, 2023, further reducing goodwill in its Thryv U.S. Marketing Services reporting unit. No goodwill impairment charges were recorded on the Company's other reporting units during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $102.0 million in its Thryv U.S. Marketing Services reporting unit. No goodwill impairment charges were recorded in the Company's consolidated statement of operations and comprehensive (loss) income during the year ended December 31, 2021.

The fair values of the Company's U.S. and International SaaS reporting units substantially exceeded their carrying values. The fair value of Company's International Marketing Services reporting unit only exceeded its carrying value by 8%. Changes in any of the significant assumptions used could materially affect the expected cash flows, and such impacts could result in a potentially material non-cash impairment charge in the future.

The following table sets forth the changes in the carrying amount of goodwill for each of the Company's reporting units for the years ended December 31, 2023 and 2022:

	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Balance as of December 31, 2021	$390,573	$218,884	$62,429	$—	$671,886
Additions	—	—	—	—	—
Impairments	(102,000)	—	—	—	(102,000)
Effects of foreign currency translation	—	—	(3,882)	—	(3,882)
Balance as of December 31, 2022	$288,573	$218,884	$58,547	$—	$566,004
Yellow Acquisition	—	—	5,129	—	5,129
Impairments	(268,800)	—	—	—	(268,800)
Effects of foreign currency translation	—	—	67	—	67
Balance as of December 31, 2023	$19,773	$218,884	$63,743	$—	$302,400
(1)    Yellow was included in the Thryv International Marketing Services reporting unit.
Intangible Assets

The Company had definite-lived intangible assets of $18.8 million and $34.7 million as of December 31, 2023 and 2022, respectively.

As a result of the goodwill impairment noted above, the Company performed impairment tests as of October 1, 2023 and December 31, 2023 on its intangible assets. Based on the Company’s test of recoverability using estimated undiscounted future cash flows, the carrying values of the Company’s definite-lived intangible assets were determined to be recoverable, and no impairment was recognized. Accordingly, no impairment charges were recorded during the years ended December 31, 2023 and 2022, respectively.

The following tables set forth the details of the Company's intangible assets as of December 31, 2023 and 2022:

	As of December 31, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$799,882	$(787,736)	$12,146	1.4
Trademarks and domain names	224,423	(220,886)	3,537	1.9
Covenants not to compete	10,446	(7,341)	3,105	0.8
Total intangible assets	$1,034,751	$(1,015,963)	$18,788	1.4

	As of December 31, 2022
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$796,213	$(771,475)	$24,738	1.8
Trademarks and domain names	223,206	(215,639)	7,567	1.7
Covenants not to compete	5,240	(2,830)	2,410	2.0
Total intangible assets	$1,024,659	$(989,944)	$34,715	1.8

Amortization expense for intangible assets for the years ended December 31, 2023, 2022, and 2021 was $25.5 million, $51.5 million, and $72.1 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2024	$16,120
2025	2,068
2026	418
2027	139
2028	43
Total	$18,788

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2023	2022	2021
Balance as of January 1	$14,799	$17,475	$33,368
Acquisitions	—	—	2,733
Additions (1)	18,664	16,516	8,031
Deductions (2)	(18,502)	(19,192)	(26,657)
Balance as of December 31 (3)	$14,961	$14,799	$17,475
(1)For the years ended December 31, 2023, 2022, and 2021, the Company recorded a provision for credit losses of $18.7 million, $16.5 million, and $8.0 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive (loss) income.
(2)For the years ended December 31, 2023, 2022, and 2021, represents amounts written off as uncollectible, net of recoveries.

(3)As of December 31, 2023, $14.9 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of December 31, 2022, $14.8 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. The Company expects to collect substantially all of its long-term unbilled balance.

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

Note 7      Fixed Assets and Capitalized Software

The following table sets forth the components of the Company's fixed assets and capitalized software:

(in thousands)	December 31, 2023	December 31, 2022
Capitalized software	$154,590	$129,086
Computer and data processing equipment	39,077	40,765
Other	1,314	1,345
Fixed assets and capitalized software	$194,981	$171,196
Less: accumulated depreciation and amortization	156,382	128,862
Total fixed assets and capitalized software, net	$38,599	$42,334
Depreciation and amortization expense associated with the Company's fixed assets and capitalized software was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Amortization of capitalized software	$30,087	$29,882	$24,886
Depreciation of fixed assets(1)	7,709	6,976	8,452
Total depreciation and amortization expense	$37,796	$36,858	$33,338

(1)Includes depreciation expense associated with assets held under leaseback obligations of $0.7 million for the year ended December 31, 2021.

Note 8     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities:

(in thousands)	December 31, 2023	December 31, 2022
Accrued salaries and related expenses	$57,357	$62,044
Accrued expenses	37,889	52,313
Accrued taxes	8,832	9,799
Accrued service credits	1,825	2,654
Accrued liabilities	$105,903	$126,810

The following table sets forth additional information related to severance expense incurred by the Company and recorded to General and administrative expense during the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Severance Expense (1)
Thryv U.S.
Marketing Services	$3,294	$2,516	$1,433
SaaS	1,622	669	306
Total Thryv U.S.	$4,916	$3,185	$1,739

Thryv International
Marketing Services	$854	$297	$2,945
SaaS	64	9	—
Total Thryv International	$918	$306	$2,945
Total	$5,834	$3,491	$4,684
(1)    During the years ended December 31, 2023 2022, and 2021, none of the severance expense recorded was related to employee terminations as a result of COVID-19.
Severance payments made by the Company during the years ended December 31, 2023, 2022, and 2021 totaled $4.6 million, $2.6 million, and $4.8 million, respectively.

Note 9      Leases
The Company has entered into operating lease agreements for certain facilities and equipment, with remaining terms of approximately one to three years and that may include options to extend. The Company does not have lease agreements with residual value guarantees or material restrictive covenants. Variable lease payments included in the lease agreements are immaterial.
During the year ended December 31, 2023, the Company recorded no operating lease right-of-use asset impairment charges.
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

The following table sets forth components of lease cost related to the Company's operating leases:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$5,201	$9,087	$7,684
Short-term lease cost	154	1,854	—
Sublease income	(1,348)	(2,389)	(1,954)
Total lease cost	$4,007	$8,552	$5,730

The following table sets forth supplemental balance sheet information related to the Company's operating leases:

(in thousands)	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets, net (1)	$2,716	$4,838

Liabilities
Current portion of long-term lease liability (2)	7,299	9,780
Long-term lease liability (3)	5,832	13,585
Total operating lease liability	$13,131	$23,365
(1)Operating lease right-of-use assets, net, are included in Other assets on the Company's consolidated balance sheet.
(2)The current portion of long-term lease liability is included in Other current liabilities on the Company's consolidated balance sheet.
(3)The long-term lease liability is included in Other liabilities on the Company's consolidated balance sheet.

The following table sets forth supplemental cash flow information related to the Company's operating leases:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$11,997	$15,313	$14,941

The following table sets forth additional information related to the Company's operating leases:

	Years Ended December 31,
	2023	2022	2021
Weighted-average remaining lease term - Operating leases (in years)	1.7	2.3	3.1
Weighted-average discount rate - Operating leases	9.0%	9.0%	9.2%

The following table sets forth, by year, the maturities of operating lease liabilities as of December 31, 2023:

(in thousands)	Operating Leases
2024	$8,551
2025	6,054
2026	—
2027	—
2028	—
Thereafter	—
Total undiscounted lease payments	$14,605
Less: imputed interest	1,474
Present value of operating lease liability	$13,131

Note 10      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of December 31, 2023 and 2022:

(in thousands)	Maturity	Interest Rate		December 31, 2023	December 31, 2022
Term Loan(1)	March 1, 2026	SOFR +	8.5%	$309,368	$429,368
ABL Facility (Seventh Amendment)(2)	March 1, 2026	Adjusted Daily Simple SOFR +	3.0%	48,845	54,554
Unamortized original issue discount and debt issuance costs				(9,316)	(14,112)
Total debt obligations				$348,897	$469,810
Current portion of Term Loan				(70,000)	(70,000)
Total long-term debt obligations				$278,897	$399,810
(1)    Effective June 30, 2023, the Company's Term Loan amendment replaced the London Interbank Offered Rate (“LIBOR”) benchmark with a Secured Overnight Financing Rate (“SOFR”) based benchmark.

(2)    Effective June 1, 2023, the Company's ABL Facility amendment replaced the LIBOR benchmark with a SOFR based benchmark.
Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who are equity holders of the Company, as of March 1, 2021. As of December 31, 2023 and December 31, 2022, no portion of the Term Loan was held by related parties.

The Term Loan Facility matures on March 1, 2026. Through the six months ended June 30, 2023 borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter.

On June 21, 2023, the Company entered into an agreement to amend the Term Loan Facility (the “Term Loan Amendment”). The Term Loan Amendment replaced the LIBOR-based rate with a SOFR-based rate. Effective June 30, 2023, borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for SOFR loans) and (ii) 7.50% (for base rate loans). In connection with these amendments, the Company applied the modification accounting relief provided by the FASB in ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”.

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

The Company recorded no interest expense with related parties for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, the Company recorded interest expense with related parties of $3.5 million and $17.5 million, respectively.

The Company has recorded accrued interest of $1.1 million and $1.2 million, as of December 31, 2023 and 2022, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

The Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

Term Loan Covenants

The Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2023, the Company was in compliance with the Term Loan covenants. The Company expects to be in compliance with these covenants for the next twelve months.

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

On June 1, 2023, the Company entered into an agreement to amend its existing ABL Facility (the “ABL Seventh Amendment”). The ABL Seventh Amendment replaced the 3-month LIBOR benchmark applicable to the facility with a SOFR-based rate, defined as the Adjusted Daily Simple SOFR. Borrowings under the ABL Facility bear interest at a rate per annum equal to (i) Adjusted Daily Simple SOFR plus 3.00% for SOFR loans and (ii) base rate plus 2.00% for base rate loans. In connection with these amendments, the Company applied the modification accounting relief provided by the FASB in ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”.

As of December 31, 2023 and 2022, the Company had unamortized debt issuance costs of $1.4 million and $2.0 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of December 31, 2023, the Company had borrowing base availability of $50.1 million. As a result of certain restrictions in the Company's debt agreements, as of December 31, 2023, approximately $37.5 million was available to be drawn upon under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of December 31, 2023, the Company was in compliance with the ABL Facility covenants. The Company expects to be in compliance with these covenants for the next twelve months.

Leaseback Obligations

As part of the YP Acquisition on June 30, 2017, the Company assumed certain obligations including a failed sale-leaseback liability associated with land and a building in Tucker, Georgia. In conjunction with this financing liability, the fair value of the land and building was included as a part of the total tangible assets acquired in the acquisition. A portion of this liability consists of a non-cash residual value at termination of the lease, which upon termination will be written off against the remaining carrying value of the land and building, with any amount remaining recorded as a gain on termination of the lease. In June 2022, the Company made a $10.2 million cash payment to terminate the lease, which is recorded in Other in Cash flows from financing activities on the Company's consolidated statement of cash flows. As of December 31, 2021, the lease termination resulted in the write-off of $48.1 million in net carrying value of assets under leaseback obligation and $55.2 million in leaseback obligations. During the year ended December 31, 2021, a $3.1 million loss on the termination of leaseback obligations was recorded in Other expense on the Company's consolidated statements of operations and comprehensive (loss) income.

Future Cash Commitments

The following table sets forth future cash commitments associated with the Company's Term Loan and ABL Facility:

(in thousands)	Debt Obligations
2024	$70,000
2025	70,000
2026	218,213
Total future cash commitments	$358,213

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

Net Periodic Pension Benefit

The following table details the Other components of net periodic pension benefit for the Company's pension plans:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Interest cost	$21,386	$14,017	$10,469
Expected return on assets	(13,752)	(13,534)	(11,560)
Settlement gain	(407)	(1,492)	(374)
Remeasurement gain	(9,946)	(43,603)	(13,364)
Net periodic pension benefit	$(2,719)	$(44,612)	$(14,829)

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

The following table sets forth the weighted-average assumptions used for determining the Company's net periodic pension cost benefit:

	Years Ended December 31,
	2023	2022	2021
Pension benefit obligations discount rate	5.14%	2.77%	2.39%
Interest cost discount rate	5.10%	2.37%	1.71%
Expected return on plan assets, net of administrative expenses	4.04%	3.18%	2.69%
Interest crediting rate	3.02%	3.02%	3.01%
Rate of compensation expense increase	N/A	N/A	N/A

The following table sets forth the weighted-average assumptions used for determining the Company's pension benefit obligations:

	Years Ended December 31,
	2023	2022
Pension benefit obligations discount rate	4.95%	5.14%
Interest crediting rate	3.51%	3.02%
Rate of compensation increase	N/A	N/A

Pension Benefit Obligations and Plan Assets

The following table summarizes the benefit obligations, plan assets, and funded status associated with the Company's pension and benefit plan:

(in thousands)	2023	2022
Change in Benefit Obligations
Balance as of January 1	$444,899	$591,967
Interest cost	21,386	14,017
Actuarial (gain) loss, net	501	(117,958)
Benefits paid	(57,836)	(43,127)
Balance as of December 31	$408,950	$444,899

Change in Plan Assets
Balance as of January 1	$371,498	$450,713
Plan contributions	778	23,242
Actual return on plan assets, net of administrative expenses	24,605	(59,330)
Benefits paid	(57,835)	(43,127)
Balance as of December 31	$339,046	$371,498

Funded Status as of December 31 (plan assets less benefit obligations)	$(69,904)	$(73,401)

The accumulated obligations for all defined pension plans was $409.0 million and $444.9 million as of December 31, 2023 and 2022, respectively.

The following table sets forth cash contributions made by the Company to its qualified and non-qualified plans during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Qualified plans	$—	$22,500	$35,000
Non-qualified plans	778	742	1,176

For fiscal year 2024, the Company expects to contribute approximately $6.0 million to the qualified plans and approximately $0.5 million to the non-qualified plans.

The net actuarial gain in the benefit obligations of $10.4 million for the year ended December 31, 2023 was a result of gains attributable to asset performance exceeding expectations, plan experience different than expected, and economic assumption updates, partially offset by losses attributable to decreasing discount rates due to changes in the corporate bond markets.

The following table sets forth the amounts associated with pension plans recognized within Pension obligations, net on the Company's consolidated balance sheets:

(in thousands)	December 31, 2023	December 31, 2022
Current liabilities	$(516)	$(811)
Long-term liabilities	(69,388)	(72,590)
Total pension liability as of December 31	$(69,904)	$(73,401)

The following table sets forth the amounts associated with the Company's pension plans that have accumulated pension obligations greater than plan assets (underfunded):

(in thousands)	December 31, 2023	December 31, 2022
Accumulated benefit obligations	$408,950	$444,899
Projected benefit obligations	408,950	444,899
Plan assets	339,046	371,498

Expected Cash Flows

The following table sets forth the Company's expected future pension benefit payments:

(in thousands)	Expected Future Pension Benefit Payments
2024	$43,942
2025	36,643
2026	35,823
2027	35,447
2028	33,311
2029 to 2033	148,771

Pension Plan Assets

The Company's overall investment strategy is to achieve a mix of assets, allowing it to meet projected benefits payments while taking into consideration expected levels of risk and return. Depending on perceived market pricing and various other factors, both active and passive approaches are utilized.

The following tables set forth the fair values of the Company's pension plan assets by asset category:

	December 31, 2023
(in thousands)	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$3,475	$3,475	$—	$—
Equity funds	32,540	32,540	—	—
U.S. treasuries and agencies	31,229	—	31,229	—
Corporate bond funds	189,697	189,697	—	—
Total	$256,941	$225,712	$31,229	$—
Hedge funds-investments measured at net asset value (“NAV”) as a practical expedient	82,105
Total plan assets	$339,046

	December 31, 2022
	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$3,002	$3,002	$—	$—
Equity funds	35,000	35,000	—	—
U.S. treasuries and agencies	61,749	—	61,749	—
Corporate bond funds	159,411	159,411	—	—
Total	$259,162	$197,413	$61,749	$—
Hedge funds-investments measured at NAV as a practical expedient	112,336
Total plan assets	$371,498

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

The Company uses NAV to determine the fair value of all the underlying investments which do not have a readily determinable fair market value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2023 and 2022, the Company used NAV to value its hedge fund investments.

The following table sets forth the weighted asset allocation percentages for the pension plans by asset category:

	December 31,
	2023	2022
Cash and cash equivalents	1.0%	0.8%
U.S. treasuries and agencies, corporate bond funds, and other fixed income	65.2%	59.5%
Equity funds	9.6%	9.4%
Hedge funds	24.2%	30.3%
Total	100.0%	100.0%

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

For 2024, the expected rates of return, net of administrative expenses, for the Dex Pension Plan and the YP Holdings LLC Pension Plan are 4.0% and 4.8%, respectively, with a weighted-average expected rate of return of 4.1%. In 2023, the actual rates of return on assets for the Dex Pension Plan and the YP Holdings LLC Pension Plan were 7.2% and 6.9%, respectively. In 2022, the actual rates of return on assets for the Dex Pension Plan and the YP Holdings LLC Pension Plan were (11.0)% and (22.7)%, respectively.

Savings Plan Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement. Substantially all of the Company's employees are eligible to participate in the plan. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plan, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the years ended December 31, 2023, 2022 and 2021, the Company recorded total savings plan expense of $9.0 million, $9.2 million, and $7.7 million, respectively.

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

The maximum number of shares of the Company’s common stock authorized for issuance under the 2016 Plan is 6,166,667. Any shares reserved for issuance, but unissued, forfeited or lapse unexercised under the 2016 Plan will be made available under the 2020 Plan for issuance. On May 18, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to provide that commencing on January 1, 2022 and ending on (and including) January 1, 2030, there will be an automatic annual increase in the total number of shares of common stock reserved and available for delivery in connection with the 2020 Plan of up to 5% of the total number of shares of common stock outstanding on December 31st of the preceding year. On January 1, 2022, the 2020 Plan share pool increased by 1,703,584 shares, 5% of the outstanding common stock of 34,071,684 shares on December 31, 2021. On January 1, 2023, the 2020 Plan share pool increased by 1,723,944 shares, 5% of the outstanding common stock of 34,478,892 shares on December 31, 2022. As of December 31, 2023, the maximum number of shares of the Company’s common stock authorized for issuance under the 2020 Plan was 7,977,480.

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive (loss) income during the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cost of services	$613	$421	$380
Sales and marketing	11,089	6,634	3,490
General and administrative	10,499	7,573	4,224
Stock-based compensation expense	$22,201	$14,628	$8,094

The following table sets forth the Company's stock-based compensation expense by award type during the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022	2021
RSUs	$9,637	$3,569	$—
PSUs	9,372	3,141	—
Stock Options	1,674	6,156	6,351
ESPP	1,518	1,762	1,743
Stock-based compensation expense	$22,201	$14,628	$8,094

Restricted Stock Units

The following table sets forth the Company's RSU activity during the year ended December 31, 2023:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2022	517,135	$25.93
Granted	709,175	19.58
Vested	(208,345)	25.66
Forfeited	(25,501)	23.20
Nonvested balance as of December 31, 2023	992,464	$21.52

The following table sets forth the Company's RSU activity during the year ended December 31, 2022:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	—	$—
Granted	525,735	25.93
Vested	(890)	—
Forfeited	(7,710)	26.09
Nonvested balance as of December 31, 2022	517,135	$25.93

The Company grants RSUs to the Company's employees and non-employee directors under the 2020 Plan. Pursuant to the RSU award agreements, each RSU entitles the recipient to one share of the Company’s common stock, subject to time-based vesting conditions set forth in individual agreements.

The fair value of each RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest and are expensed on a straight-line basis over the requisite service period, which ranges between one year and three years from the date of grant, subject to the continued employment of the employees and services of the non-employee board members.

As of December 31, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was $13.5 million and is expected to be recognized over a weighted-average period of 1.66 years.

During the year ended December 31, 2023, the Company issued an aggregate of 209,235 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

As of December 31, 2023, there were 992,464 RSU's expected to vest with a weighted-average grant date fair value of 21.52 per unit. As of December 31, 2022, there were 517,135 RSUs expected to vest with a weighted-average grant date fair value of 25.93 per unit.

Performance-Based Restricted Stock Units

The following table sets forth the Company's PSU activity during the year ended December 31, 2023:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2022	473,371	$26.76
Granted	657,408	21.46
Vested	—	—
Forfeited	—	—
Nonvested balance as of December 31, 2023	1,130,779	$23.68

The following table sets forth the Company's PSU activity during the year ended December 31, 2022:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	—	$—
Granted	473,371	26.76
Vested	—	—
Forfeited	—	—
Nonvested balance as of December 31, 2022	473,371	$26.76

The Company grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period, relative to certain performance and market conditions. Grant date fair value of PSUs that vest relative to a performance condition are measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant date fair value of PSUs that vest relative to a market condition are measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of December 31, 2023, the nonvested balance of PSUs that vest based on performance and market conditions were 452,316 and 678,463, respectively.

As of December 31, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was $14.3 million and is expected to be recognized over a weighted average period of 1.59 years.

The following table sets forth the PSUs weighted-average fair values and assumptions used in the Monte Carlo simulation model during the periods presented:

	Years Ended December 31,
	2023	2022	2021
Weighted-average fair value	$21.46	$27.21	N/A
Dividend yield	—	—	N/A
Volatility	75.80%	77.12%	N/A
Risk-free interest rate	4.14%	2.87%	N/A
Expected life (in years)	2.99	2.66	N/A

Stock Options

No stock options were issued during the years ended December 31, 2023 or 2022.

In 2020, the Company granted stock options to certain employees and non-management directors that vest over the service period, which is a three-year to four-year period ending on October 15, 2024 and have a 10-year term from the date of grant.

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

The following table sets forth the Company's stock options activity during the year ended December 31, 2023:

	Number of Stock Option Awards	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2022	1,401,467	$13.10
Granted	—	—
Vested	(992,723)	13.20
Forfeited	(7,669)	10.35
Outstanding stock option awards expected to vest as of December 31, 2023	401,075	$12.98

The following table reflects changes in the Company's outstanding stock option awards for the year ended December 31, 2023:

	2023
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock option awards at January 1	3,533,507	$11.62	6.52	$26,070
Granted	—	—	—	—
Exercises (issuance of shares)	(216,549)	11.22	5.56	173
Forfeitures/expirations	(7,736)	10.35	6.95	91
Outstanding stock option awards as of December 31	3,309,222	$11.65	5.52	$28,781

Options exercisable as of December 31	2,908,147	$11.52	5.39	$25,682

As of December 31, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was $0.5 million and is expected to be recognized over a weighted-average period of 0.1 years.

The following table reflects changes in the Company's outstanding stock option awards for the year ended December 31, 2022:

	2022
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock option awards at January 1	3,733,814	$11.59	7.52	$110,298
Granted	—	—	—	—
Exercises (issuance of shares)	(173,709)	10.87	6.22	2,908
Forfeitures/expirations	(26,598)	11.99	7.44	365
Outstanding stock option awards at December 31	3,533,507	$11.62	6.52	$26,070

Options exercisable as of December 31	2,132,040	$10.65	6.07	$17,797

As of December 31, 2022, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was $2.2 million and was expected to be recognized over a weighted-average period of 0.7 years.
Proceeds from Exercises of Stock Options

Cash proceeds received from exercises of stock options during the years ended December 31, 2023, 2022 and 2021 were $3.1 million, $2.8 million and $7.0 million, respectively. The associated tax benefit from options exercised and RSUs issued were $1.7 million, $0.7 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

A total of 189,837 shares were issued on June 30, 2023, and 114,147 shares were issued on December 31, 2023, for a total of 303,984 shares issued through the ESPP during the year ended December 31, 2023.

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

As of December 31, 2022, the Company had fully vested outstanding warrants of 9,427,343 and the holders of such warrants were entitled to purchase, in the aggregate, up to 5,237,413 shares of common stock at an exercise price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy.

During the years ended December 31, 2023 and 2022, 1,173,348 and 4,721 warrants, respectively, were exercised. Cash proceeds from exercises of stock warrants during the years ended December 31, 2023 and 2022 were $15.9 million and $0.1 million, respectively, and are recorded in Proceeds from exercises of stock warrants in Cash flows from financing activities on the Company's consolidated statements of cash flows.

Note 13     Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Basic net (loss) income per share:
Net (loss) income	$(259,295)	$54,348	$101,577
Weighted-average common shares outstanding during the period	34,723,491	34,336,493	33,607,446
Basic net (loss) income per share	$(7.47)	$1.58	$3.02

	Years Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Diluted net (loss) income per share:
Net (loss) income	$(259,295)	$54,348	$101,577
Basic shares outstanding during the period	34,723,491	34,336,493	33,607,446
Plus: Common stock equivalents associated with stock option awards	—	2,169,602	2,888,300
Diluted shares outstanding	34,723,491	36,506,095	36,495,746
Diluted net (loss) income per share	$(7.47)	$1.49	$2.78
The computation of diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Outstanding RSUs	218,804	254,780	—
Outstanding PSUs	238,655	272,189	—
Outstanding ESPP shares	64,091	27,827	15,151
Outstanding stock warrants	3,489,662	2,618,707	2,614,664
Outstanding stock option awards	—	—	97,223

Note 14     Income Taxes
The following table sets forth the components of the Company's (loss) income before income tax benefit (expense):

	Years Ended December 31,
(in thousands)	2023	2022	2021
United States	$(278,741)	$68,706	$168,965
Foreign	18,197	30,269	(34,651)
Total (loss) income before income tax benefit (expense)	$(260,544)	$98,975	$134,314

The following table sets forth the components of the Company's income tax benefit (expense):

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current tax (expense):
Federal	$(1,870)	$(42,065)	$(31,690)
State and local	(1,542)	(6,579)	(5,852)
Foreign	(8,238)	(11,096)	(14,494)
Total current tax (expense)	(11,650)	(59,740)	(52,036)
Deferred tax (expense) benefit:
Federal	7,789	9,096	(4,378)
State and local	(826)	(3,439)	2,560
Foreign	5,936	9,456	21,117
Total deferred tax benefit	12,899	15,113	19,299
Total income tax benefit (expense)	$1,249	$(44,627)	$(32,737)

The following table sets forth the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate for the Company:

	Years Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign rate differential	0.3%	0.1%	(3.6)%
State and local taxes, net of federal tax benefit	(0.8)%	9.1%	4.3%
Change in value of indemnification asset	(0.9)%	(0.4)%	—%
Non-deductible executive compensation	(1.0)%	1.8%	1.0%
Stock compensation	—%	—%	(0.5)%
Non-deductible transaction costs	(0.2)%	0.1%	4.2%
Change in federal and state valuation allowance	0.1%	(0.7)%	(2.3)%
Change in unrecognized tax benefits (including FBOS)	2.4%	1.9%	(1.4)%
Bargain purchase gain	—%	(2.2)%	—%
Non-deductible goodwill impairment	(21.7)%	21.6%	—%
Federal research and development credit	0.6%	(1.4)%	—%
Other, net	0.7%	(5.8)%	1.7%
Effective tax rate	0.5%	45.1%	24.4%

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized.

The following table sets forth the significant components of the Company's deferred income tax assets and liabilities:

	Years Ended December 31,
(in thousands)	2023	2022
Deferred tax assets
Allowance for doubtful accounts	$4,405	$4,453
Deferred and other compensation	16,662	16,638
Capital investments	3,790	3,809
Interest expense limitation	9,680	—
Fixed assets and capitalized software	14,786	4,552
Pension and other post-employment benefits	18,805	20,063
Operating lease liability	3,474	6,176
Reserve for facility exit costs	4,812	5,039
Net operating loss and credit carryforwards (1)	27,593	28,069
Non-compete and other agreements	37,615	44,210
Goodwill and other intangible assets	15,567	17,033
Other, net	8,361	10,077
Total deferred tax assets	$165,550	$160,119
Valuation allowance	(18,810)	(21,109)
Net deferred tax assets	$146,740	$139,010

Deferred tax liabilities
Goodwill and other intangible assets	$(2,587)	$(8,694)
Deferred costs	(3,368)	(1,923)
Investment in subsidiaries	(4,489)	(4,809)
Operating lease right-of-use assets	(5,582)	(6,270)
Debt, capitalized fees, and other interest	—	(24)
Fixed assets and capitalized software	(1,099)	(961)
Other, net	(2,676)	(2,983)
Total deferred tax (liabilities)	$(19,801)	$(25,664)
Net deferred tax asset	$126,939	$113,346

(1)    For the year ended December 31, 2023, the Company had gross federal net operating loss carryforwards of $32.7 million, subject to an annual Section 382 limitation of $0.4 million. The Company also had net operating loss and credit carryforward deferred tax assets of $20.9 million and $22.8 million for the years ended December 31, 2023 and 2022, respectively, for state income tax purposes, which will begin to expire in 2024. Additionally, $0.3 million of the state net operating loss carryforward deferred tax asset balance is subject to a Section 382 limitation.

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

As of December 31, 2023, management has determined that it is more likely than not that its deferred taxes will be realized, with the exception of certain indefinite lived deferred tax assets and certain state net operating loss carryforwards of $18.8 million. For the year ended December 31, 2023, the Company recorded a net valuation allowance decrease of $2.3 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

Valuation Allowance

The following table sets forth changes in the Company’s valuation allowance:

(in thousands)	2023	2022
Balance at beginning of period	$21,109	$21,338
Net change in valuation allowance	(2,299)	(229)
Balance at end of period	$18,810	$21,109

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.

The Company is subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States and Australia. Generally, tax years 2020 through 2022 are subject to examination by the Internal Revenue Service and tax years 2019 through 2022 are subject to examination by the Australian Tax Authority. State tax returns are open for examination for an average of three years; however, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards. The Company received IRS FPAA notification letters (Form 1830-C) dated August 29, 2018 for IRS adjustments related to the tax years 2012-2015, for which the Company has previously adequately reserved. See Note 15, Contingent Liabilities. The Company is also currently under California Franchise Tax Board tax examination for tax years 2013 and 2014. The Company does not have any other significant state or local examinations in process.

The following table reflects changes to and balances of the Company's unrecognized tax benefits:

(in thousands)	2023	2022	2021
Balance at beginning of period	$21,443	$20,834	$23,703
Gross additions for tax positions related to the current year	624	423	—
Gross additions for tax positions related to prior years	201	332	—
Gross reductions for tax positions related to prior years	(5,128)	—	—
Gross reductions for tax positions related to the lapse of applicable statute of limitations	—	(146)	(2,869)
Balance at end of period	$17,140	$21,443	$20,834

For the year ended December 31, 2023, the Company's unrecognized tax benefit decreased by $4.3 million, while for the year ended December 31, 2022, the Company's unrecognized tax benefit increased by $0.6 million, and for the year ended December 31, 2021, the Company's unrecognized tax benefit decreased by $2.9 million. The decrease for the year ended December 31, 2023 was primarily attributable to favorable developments with ongoing U.S. federal tax examinations, partially offset by the increase attributable to tax positions related to research and development credits claimed for tax years 2022 and 2023. The increase for the year ended December 31, 2022 was primarily attributable to tax positions related to research and development credits claimed for tax years 2021 and 2022 offset by the reduction for tax positions related to the lapse of applicable statute of limitations. The decrease for the year ended December 31, 2021 was primarily attributable to the reduction for tax positions related to the lapse of applicable statute of limitations.

For the years ended December 31, 2023, 2022 and 2021, the Company had $17.1 million, $21.4 million, and $20.8 million, respectively, of unrecognized tax benefits, excluding interest and penalties, that if recognized, would impact the effective tax rate. The Company recorded adjustments to interest and penalties related to unrecognized tax benefits as part of the expense/(benefit) for income taxes in the Company's consolidated statements of operations and comprehensive (loss) income of $(2.8) million, $2.1 million, and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Unrecognized tax benefits include $9.0 million, $11.7 million, and $9.6 million of accrued interest as of December 31, 2023, 2022, and 2021, respectively.

It is reasonably possible that the $17.1 million unrecognized tax benefit liability presented above for the year ended December 31, 2023, could decrease by $15.6 million within the next twelve months, due to an anticipated settlement with the tax authorities and the expiration of the statute of limitations in certain jurisdictions.

Risks Related to Taxes and Tariffs

The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. The OECD continues to release additional guidance on these rules and suggests enactment to take effect in 2024. We continue to monitor these proposals closely and, if enacted by various countries in which we do business, they may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings.

Note 15     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, losses are considered probable, but the Company is not able to make a reasonable estimate of the liability because of the uncertainties related to the outcome or the amount or range of potential loss. For these matters, disclosure is made, but no amount is reserved. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's consolidated statements of operations and comprehensive (loss) income, balance sheets or cash flows.

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

The IRS has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. Several appeals conferences for YP have been held. The Company is working through ongoing settlement negotiations with the Appeals Officer related to the Section 199 disallowance. The Company and the IRS also reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company has been unsuccessful in its attempt to negotiate a settlement with IRS Appeals, and the IRS issued a 90-day notice to the Company. The Company filed a petition in the U.S. Tax Court to challenge the IRS denial.

As of December 31, 2023 and December 31, 2022, the Company has reserved $26.1 million and $34.0 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. Pursuant to the YP Acquisition agreement, the Company was entitled to (i) a dollar-for-dollar indemnification from the sellers for the research and development tax liability, and (ii) a dollar-for-dollar indemnification from the sellers for the Section 199 tax liability after the Company pays the first $8.0 million in liability. On June 22, 2023, the Company entered into a settlement agreement with the sellers regarding the settlement of the indemnification asset. The balance of the indemnification asset was $0.0 million and $26.5 million at December 31, 2023 and December 31, 2022, respectively.

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the Section 199 tax case. Once finalized, the Draft Settlement will result in a decrease in the unrecognized tax benefit recorded for this tax position. During the year ended December 31, 2023, the Company recorded a measurement adjustment to the uncertain tax position liability to account for the new information received in the Draft Settlement. The Company is in continued discussion with the IRS regarding the finalization of this case and final tax impact that will result. As of December 31, 2023, the final resolution has not been issued by the Court. Accordingly, the Company does not consider the matter effectively settled.

Other

Ohio Use Tax Audit

In November 2021, the Company received a notice from the Ohio Department of Taxation Audit Division requesting to schedule an audit of the Ohio use tax records for the period of October 1, 2015 through March 31, 2022. On September 30, 2023, the Company received the final Statement of Proposed Audit Changed for the Sales and Use Tax for $0.2 million, including interest and penalties. The Company reversed the $1.3 million reserve existing on the Company's consolidated balance sheet as of September 30, 2023.

Note 16     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the years ended December 31, 2023 and 2022.

(in thousands)	Accumulated Other Comprehensive Loss
	2023	2022
Beginning balance at January 1,	$(16,261)	$(8,047)
Foreign currency translation adjustment, net of tax expense of $4.9 million and $5.5 million, respectively	1,070	(8,214)
Ending balance at December 31,	$(15,191)	$(16,261)

Note 17     Segment Information

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

The following tables summarize the operating results of the Company's reportable segments:

	Year Ended December 31, 2023
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$510,533	$253,579	$142,711	$10,138	$916,961
Segment Gross Profit	320,327	161,663	88,730	7,527	578,247
Segment Adjusted EBITDA	123,249	18,576	52,241	(6,551)	187,515

	Year Ended December 31, 2022
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$820,032	$211,801	$166,010	$4,545	$1,202,388
Segment Gross Profit	539,543	130,272	108,496	2,071	780,382
Segment Adjusted EBITDA	271,629	(3,686)	75,106	(9,707)	333,342

	Year Ended December 31, 2021
	Thryv U.S.		Thryv International
(in thousands)	Marketing Services	SaaS	Marketing Services	SaaS	Total
Revenue	$797,493	$170,498	$144,837	$554	$1,113,382
Segment Gross Profit	539,866	104,944	60,761	(232)	705,339
Segment Adjusted EBITDA	318,230	(14,004)	53,150	(6,853)	350,523
A reconciliation of the Company’s Income before income tax benefit (expense) to total Segment Adjusted EBITDA is as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
(Loss) income before income tax benefit (expense)	$(260,544)	$98,975	$134,314
Impairment charges	268,846	102,222	3,611
Depreciation and amortization expense	63,251	88,392	105,473
Interest expense	61,728	60,407	66,374
Stock-based compensation expense	22,201	14,628	8,094
Restructuring and integration expenses	14,612	17,804	18,145
Non-cash loss (gain) from remeasurement of indemnification asset	10,734	(2,148)	(1)
Transaction costs (1)	373	6,119	25,059
Other components of net periodic pension benefit	(2,719)	(44,612)	(14,829)
Other	9,033	(8,445)	4,283
Total Segment Adjusted EBITDA	$187,515	$333,342	$350,523
(1)Consists of Yellow Acquisition, Vivial Acquisition, Thryv Australia Acquisition and other transaction costs.

The following table sets forth the Company's disaggregation of Revenue based on services and geographical region by customers for the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Thryv U.S.
Print	$201,301	$386,500	$365,966
Digital	309,232	433,532	431,527
Total Marketing Services	510,533	820,032	797,493
SaaS	253,579	211,801	170,498
Total Thryv U.S.	$764,112	$1,031,833	$967,991

Thryv International
Print	$63,533	$73,474	$46,859
Digital	79,178	92,536	97,978
Total Marketing Services	142,711	166,010	144,837
SaaS	10,138	4,545	554
Total Thryv International	152,849	170,555	145,391
Total Revenue	$916,961	$1,202,388	$1,113,382
The following table sets forth the Company's total long-lived assets by geographical region:

(in thousands)	December 31, 2023	December 31, 2022
United States	$12,711	$16,960
International	611	1,142
Total long-lived assets	$13,322	$18,102
Percentage of long-lived assets held outside of the United States	5%	6%

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

We are in the process of integrating Yellow, a New Zealand marketing services company that we acquired on April 3, 2023. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 excludes an assessment of the internal control over financial reporting related to the Yellow Acquisition. The Yellow Acquisition represented 1.9% of our consolidated total assets at December 31, 2023, and 1.3% of our consolidated revenue included in our consolidated financial statements for the year ended December 31, 2023.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the 12 months ended December 31, 2023. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thryv Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Thryv Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Yellow Holdings Limited, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 1.9% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, Yellow Holdings Limited was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Yellow Holdings Limited.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 22, 2024

Item 9B.     Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 31, 2023.

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

The remaining information required by this Item 10 is incorporated by reference from the information to be provided in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). The 2024 Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2023.

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated by reference from our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2023.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 13 is incorporated by reference from our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2023.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2023.

Item 14.     Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2023.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    The following documents are filed as a part of this Annual Report on Form 10-K:

(1)    Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K).

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
•Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2023, 2022 and 2021

•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements

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

10.10
Settlement Agreement dated June 22, 2023 by and among Thryv Holdings, Inc. and Yosemite Sellers Representative LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2023).

10.11*+	2023 Over Performance Plan, dated February 16, 2023
10.12*+	2023 Short Term Incentive Plan, dated February 16, 2023
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

10.20
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

10.21+
Form of Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 5, 2022).

10.22+
Form of Performance-Based Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 5, 2022).

10.23+
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2022).

10.24*
Seventh Amendment to Amended and Restated Credit Agreement among Thryv Holdings, Inc., Thryv, Inc. and the other borrowers from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated as of June 1, 2023.

10.25*
First Amendment to Term Loan Credit Agreement by and among Thryv Holdings, Inc., Thryv, Inc., the Lenders party thereto from time to time and Wells Fargo Bank, National Association, as Administrative Agent, dated as of June 21, 2023.

21.1*	List of significant subsidiaries of Thryv Holdings, Inc.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Thryv Holdings, Inc. Clawback Policy, effective as of November 29, 2023
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (included in Exhibits 101).
*Filed herewith
+    Management contract of compensatory plan or arrangement

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

February 22, 2024	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

February 22, 2024	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title(s)	Date

/s/ Joseph A. Walsh	Chairman of the Board and Chief Executive Officer	February 22, 2024
Joseph A. Walsh	(Principal Executive Officer)

/s/ Paul D. Rouse	Chief Financial Officer, Executive Vice President and Treasurer	February 22, 2024
Paul D. Rouse	(Principal Financial and Accounting Officer)

/s/ Amer Akhtar	Director	February 22, 2024
Amer Akhtar

/s/ Bonnie Kintzer	Director	February 22, 2024
Bonnie Kintzer

/s/ Ryan O'Hara	Director	February 22, 2024
Ryan O'Hara

/s/ John Slater	Director	February 22, 2024
John Slater

/s/ Lauren Vaccarello	Director	February 22, 2024
Lauren Vaccarello

/s/ Heather Zynczak	Director	February 22, 2024
Heather Zynczak