Form 10-Q
period 2024-03-31
Thryv Holdings, Inc.
filed 2024-05-02
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

As of April 30, 2024, there were 35,830,802 shares of the registrant's common stock outstanding.

THRYV HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995 and include, without limitation, statements concerning the conditions of our industry and our operations, performance, and financial condition, including, in particular, statements relating to our business, growth strategies, product development efforts, and future expenses. Forward-looking statements include all statements that do not relate solely to historical or current facts and generally can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “could,” “estimates,” “expects,” “likely,” “may,” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•our use of artificial intelligence in our business, and challenges with properly managing its use, could result in reputational harm, competitive harm, and legal liability;
•the potential impact of future labor negotiations;
•our ability to protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•rising inflation and our ability to control costs, including operating expenses;
•general macro-economic conditions, including a recession or an economic slowdown in the U.S. or internationally; and
•volatility and weakness in bank and capital markets.

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), as supplemented by the disclosure in Part II, Item 1.A. Risk Factors in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements contained in this report, which speak only as of the date of this report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.
In this Quarterly Report on Form 10-Q, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2024	2023
Revenue	$233,624	$245,555
Cost of services	79,983	90,747
Gross profit	153,641	154,808

Operating expenses:
Sales and marketing	70,091	76,343
General and administrative	52,416	47,680
Total operating expenses	122,507	124,023

Operating income	31,134	30,785
Other income (expense):
Interest expense	(13,359)	(16,488)
Other components of net periodic pension cost	(1,581)	(121)
Other expense	(2,373)	(366)
Income before income tax expense	13,821	13,810
Income tax expense	(5,397)	(4,496)
Net income	$8,424	$9,314
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(265)	(2,188)
Comprehensive income	$8,159	$7,126

Net income per common share:
Basic	$0.24	$0.27
Diluted	$0.22	$0.25

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	35,186,121	34,606,864
Diluted	37,985,785	36,981,652
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$14,394	$18,216
Accounts receivable, net of allowance of $17,829 in 2024 and $14,926 in 2023	204,119	205,503
Contract assets, net of allowance of $39 in 2024 and $35 in 2023	4,578	2,909
Taxes receivable	2,855	3,085
Prepaid expenses	31,606	17,771
Deferred costs	15,106	16,722
Other current assets	2,359	2,662
Total current assets	275,017	266,868
Fixed assets and capitalized software, net	37,836	38,599
Goodwill	299,626	302,400
Intangible assets, net	11,626	18,788
Deferred tax assets	131,357	128,051
Other assets	31,373	28,464
Total assets	$786,835	$783,170

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$19,743	$10,348
Accrued liabilities	89,142	105,903
Current portion of unrecognized tax benefits	24,515	23,979
Contract liabilities	45,846	44,558
Current portion of long-term debt	52,500	70,000
Other current liabilities	7,953	8,402
Total current liabilities	239,699	263,190
Term Loan, net	239,331	230,052
ABL Facility	55,737	48,845
Pension obligations, net	70,828	69,388
Other liabilities	14,174	18,995
Total long-term liabilities	380,070	367,280
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 63,306,246 shares issued and 35,826,908 shares outstanding at March 31, 2024; and 62,660,783 shares issued and 35,302,746 shares outstanding at December 31, 2023	633	627
Additional paid-in capital	1,159,754	1,151,259
Treasury stock - 27,479,338 shares at March 31, 2024 and 27,358,037 shares at December 31, 2023	(488,087)	(485,793)
Accumulated other comprehensive loss	(15,456)	(15,191)
Accumulated deficit	(489,778)	(498,202)
Total stockholders' equity	167,066	152,700
Total liabilities and stockholders' equity	$786,835	$783,170
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended March 31, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2023	62,660,783	$627	$1,151,259	(27,358,037)	$(485,793)	$(15,191)	$(498,202)	$152,700
Issuance of shares related to stock-based compensation	645,463	6	3,206	(121,301)	(2,294)	—	—	918
Stock-based compensation expense	—	—	5,289	—	—	—	—	5,289
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(265)	—	(265)
Net income	—	—	—	—	—	—	8,424	8,424
Balance as of March 31, 2024	63,306,246	$633	$1,159,754	(27,479,338)	$(488,087)	$(15,456)	$(489,778)	$167,066

Three Months Ended March 31, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated (Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267
Issuance of shares related to stock-based compensation	278,432	3	1,326	(54,290)	(1,062)	—	—	267
Stock-based compensation expense	—	—	5,393	—	—	—	—	5,393
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,188)	—	(2,188)
Net income	—	—	—	—	—	—	9,314	9,314
Balance as of March 31, 2023	61,557,811	$616	$1,112,420	(26,739,832)	$(469,941)	$(18,449)	$(229,593)	$395,053

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income	$8,424	$9,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,553	15,431
Amortization of deferred commissions	4,849	2,688
Amortization of debt issuance costs	1,310	1,361
Deferred income taxes	(3,110)	(1,675)
Provision for credit losses and service credits	7,475	5,755
Stock-based compensation expense	5,289	5,393
Other components of net periodic pension cost	1,581	121
Loss (gain) on foreign currency exchange rates	2,373	(881)
Other	(3,152)	(756)
Changes in working capital items, excluding acquisitions:
Accounts receivable	(9,750)	16,268
Contract assets	(1,670)	463
Prepaid expenses and other assets	(18,169)	(17,367)
Accounts payable and accrued liabilities	(5,754)	(6,515)
Other liabilities	1,189	2,711
Net cash provided by operating activities	5,438	32,311

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(7,278)	(5,136)
Net cash used in investing activities	(7,278)	(5,136)

Cash Flows from Financing Activities
Payments of Term Loan	(9,368)	(35,000)
Proceeds from ABL Facility	205,351	272,857
Payments of ABL Facility	(198,459)	(255,179)
Other	918	267
Net cash used in financing activities	(1,558)	(17,055)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(723)	(290)
(Decrease) increase in cash, cash equivalents and restricted cash	(4,121)	9,830
Cash, cash equivalents and restricted cash, beginning of period	20,530	18,180
Cash, cash equivalents and restricted cash, end of period	$16,409	$28,010

Supplemental Information
Cash paid for interest	$11,911	$15,008
Cash paid (received) for income taxes, net	$1,915	$(992)

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv” or the “Company”) provides small-to-medium sized businesses (“SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages ("PYP" or “Print”) and digital marketing services (“Digital”), which includes Internet Yellow Pages ("IYP"), search engine marketing ("SEM"), and other digital media services, including online display advertising, and search engine optimization ("SEO") tools. In addition, through the Thryv® platform, the Company is a provider of SaaS business management, communication, and marketing tools designed for SMBs.

On April 3, 2023, Thryv New Zealand Limited, the Company’s wholly-owned subsidiary, acquired Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company.

During the first quarter of 2024, the Company changed the internal reporting provided to the chief operating decision maker ("CODM"). As a result, the Company reevaluated its segment reporting and determined that Thryv U.S. Marketing Services and Thryv International Marketing Services should be reflected as a single reportable segment, and that Thryv U.S. SaaS and Thryv International SaaS should be reflected as a single reportable segment. As such, beginning on January 1, 2024, the results of our Marketing Services and SaaS businesses will be presented as two reportable segments. Comparative prior periods have been recast to reflect the current presentation.

The Company reports its results based on two reportable segments (see Note 15, Segment Information):

•Thryv Marketing Services, which includes the Company's Print and Digital solutions business; and
•Thryv SaaS, which includes the Company's SaaS flagship all-in-one small business management modular software platform.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2023.

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

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no changes to the Company's significant accounting policies during the three months ended March 31, 2024.

Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

(in thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$14,394	$15,395
Restricted cash, included in Other current assets	2,015	12,615
Total cash, cash equivalents and restricted cash	$16,409	$28,010

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures, including more detailed information about segment expenses about a public entity’s reportable segments on an annual and interim basis. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary in the coming quarters, prior to implementation in the Company's 2024 Annual Report on Form 10-K. Other than additional disclosures, the Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures primarily related to the rate reconciliation and income taxes paid information. The new income tax disclosures are effective for fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary in the coming years, prior to implementation in the Company's 2025 Annual Report on Form 10-K. Other than additional disclosures, the Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Note 2      Acquisitions

Yellow New Zealand Acquisition

On April 3, 2023 (the “Yellow Acquisition Date”), Thryv New Zealand Limited, the Company’s wholly-owned subsidiary, acquired Yellow, a New Zealand marketing services company for $8.9 million in cash (net of $1.7 million of cash acquired), subject to certain adjustments (the “Yellow Acquisition”). The Yellow Acquisition expanded the Company's market share with a broader geographical footprint and provided the Company with an increase in our clients. Yellow is a provider of marketing solutions serving SMBs in New Zealand. Control was obtained by means of acquiring all the voting interests. The assets acquired consisted primarily of $2.4 million in current assets and $5.6 million in fixed and intangible assets, consisting primarily of customer relationships, trade name, and technology assets, along with $5.1 million in goodwill. The Company also assumed liabilities of $4.7 million, consisting primarily of accrued, contract, and deferred liabilities.

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

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $5.1 million was primarily related to the benefits expected from the acquisition and was allocated to the Thryv Marketing Services segment. The goodwill recognized is not deductible for income tax purposes.

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

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the three months ended March 31, 2024, the Company recognized revenue of $28.5 million that was recorded in Contract liabilities as of December 31, 2023. For the three months ended March 31, 2023, the Company recognized revenue of $29.7 million that was recorded in Contract liabilities as of December 31, 2022.

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

As of March 31, 2024 and December 31, 2023, the Company no longer recorded a Level 1 indemnification asset because it was settled on June 22, 2023. A gain of $0.8 million from the change in fair value of the Company’s Level 1 indemnification asset during the three months ended March 31, 2023 was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive income. The $15.8 million Indemnity Amount, which was the fair value of the shares returned to treasury, was recorded in Treasury stock on the Company's consolidated balance sheets, along with the 613,954 shares that the Company received from the sellers, as of March 31, 2024 and December 31, 2023.

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
The following table sets forth the carrying amount and fair value of the Term Loan:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$291,831	$293,839	$300,052	$300,052

Note 5     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of the Company's goodwill for the three months ended March 31, 2024 and the year ended December 31, 2023.

(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Balance as of December 31, 2022	$347,120	$218,884	$566,004
Yellow Acquisition (1)	5,129	—	5,129
Impairments	(268,800)	—	(268,800)
Effects of foreign currency translation	67	—	67
Balance as of December 31, 2023	$83,516	$218,884	$302,400
Effects of foreign currency translation	(2,774)	—	(2,774)
Balance as of March 31, 2024	$80,742	$218,884	$299,626
(1)    Yellow was included in the Thryv Marketing Services reporting unit.

In the first quarter of 2024, the Company changed its reporting structure from four to two reporting units. Accordingly, the Company assessed its goodwill for impairment under a four reporting unit structure prior to the assessment. Upon completion of this assessment, the Company determined that no impairment existed. Subsequent to this review and after allocating goodwill to the new reporting units based on relative fair value, the Company reassessed goodwill for impairment at the new reporting unit level (i.e., the Marketing Services and SaaS reporting units). Based upon each of these assessments, the Company determined no impairment existed for any of the Company's reporting units.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$795,808	$(787,496)	$8,312	1.2
Trademarks and domain names	223,410	(221,024)	2,386	2.0
Covenants not to compete	9,220	(8,292)	928	0.5
Total intangible assets	$1,028,438	$(1,016,812)	$11,626	1.3

	As of December 31, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$799,882	$(787,736)	$12,146	1.4
Trademarks and domain names	224,423	(220,886)	3,537	1.9
Covenants not to compete	10,446	(7,341)	3,105	0.8
Total intangible assets	$1,034,751	$(1,015,963)	$18,788	1.4

Amortization expense for intangible assets for the three months ended March 31, 2024 was $5.4 million. Amortization expense for intangible assets for the three months ended March 31, 2023 was $6.2 million.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2024 (remaining)	$9,170
2025	1,889
2026	395
2027	131
2028	41
Total	$11,626

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses as of March 31, 2024 and 2023:

(in thousands)	March 31, 2024	March 31, 2023
Balance as of January 1	$14,961	$14,799
Additions (1)	5,970	3,847
Deductions (2)	(3,063)	(5,420)
Balance as of March 31 (3)	$17,868	$13,226

(1)    For the three months ended March 31, 2024 and 2023, the Company recorded a provision for credit losses of $6.0 million and $3.8 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive income.

(2)    For the three months ended March 31, 2024 and 2023, the deductions represent amounts written off as uncollectible, net of recoveries.

(3)    As of March 31, 2024, $17.8 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of March 31, 2023, $13.2 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Accrued salaries and related expenses	$37,892	$57,357
Accrued expenses	36,909	37,889
Accrued taxes	12,170	8,832
Accrued service credits	2,171	1,825
Accrued liabilities	$89,142	$105,903

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of March 31, 2024 and December 31, 2023:

(in thousands)	Maturity	Interest Rate		March 31, 2024	December 31, 2023
Term Loan	March 1, 2026	SOFR +	8.5%	$300,000	$309,368
ABL Facility (Seventh Amendment)	March 1, 2026	Adjusted Daily Simple SOFR +	3.0%	55,737	48,845
Unamortized original issue discount and debt issuance costs				(8,169)	(9,316)
Total debt obligations				$347,568	$348,897
Current portion of Term Loan				(52,500)	(70,000)
Total long-term debt obligations				$295,068	$278,897

Term Loan

On March 1, 2021, the Company entered into a Term Loan credit agreement (the “Term Loan”). The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of March 1, 2021. As of March 31, 2024 and December 31, 2023, no portion of the Term Loan was held by related parties.

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

On June 21, 2023, the Company entered into an agreement to amend the Term Loan Facility (the “Term Loan Amendment”). The Term Loan Amendment replaced the LIBOR-based rate with a SOFR-based rate. Effective June 30, 2023, borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for SOFR loans) and (ii) 7.50% (for base rate loans). In connection with these amendments, the Company applied the modification accounting relief provided by the FASB in ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”.

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan Agreement”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility and to pay fees and expenses related to the refinancing. The Current portion of Term Loan reflects the current portion of the mandatory amortization payments under the new Term Loan Agreement. See Note 16, Subsequent Events.

The Company has recorded accrued interest of $1.3 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

The Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

Term Loan Covenants

The Term Loan contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, sales of assets, sale-leaseback transactions, swap agreements, payments of dividends or distributions, payments in respect of certain indebtedness, certain affiliate transactions, restrictive amendments to agreements, changes in business, amendments of certain material documents, capital expenditures, mergers, consolidations and liquidations, and use of the proceeds. Additionally, the Company is required to maintain compliance with a Total Net Leverage Ratio, calculated as Net Debt to Consolidated EBITDA, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter. As of March 31, 2024, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

On June 1, 2023, the Company entered into an agreement to amend its existing ABL Facility (the “ABL Seventh Amendment”). The ABL Seventh Amendment replaced the 3-month LIBOR benchmark applicable to the facility with a SOFR-based rate, defined as the Adjusted Daily Simple SOFR. Borrowings under the ABL Facility bear interest at a rate per annum equal to (i) Adjusted Daily Simple SOFR plus 3.00% for SOFR loans and (ii) base rate plus 2.00% for base rate loans. In connection with these amendments, the Company applied the modification accounting relief provided by the FASB in ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”.

As of March 31, 2024 and December 31, 2023, the Company had debt issuance costs with a remaining balance of $1.3 million and $1.4 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of March 31, 2024, the Company had borrowing base availability of $40.2 million. As a result of certain restrictions in the Company's debt agreements, as of March 31, 2024, approximately $27.9 million was available to be drawn upon under the ABL Facility.

ABL Facility Covenants

The ABL Facility contains certain covenants that, subject to exceptions, limit or restrict the borrower's incurrence of additional indebtedness, liens, investments, loans, advances, guarantees, acquisitions, disposals of assets, payments of certain indebtedness, certain affiliate transactions, changes in fiscal year or accounting methods, issuance or sale of equity instruments, mergers, liquidations and consolidations, use of proceeds, maintenance of certain deposit accounts, compliance with certain ERISA requirements and compliance with certain Australian tax requirements. The Company is required to maintain compliance with a fixed charge coverage ratio that must exceed a ratio of 1.00. The fixed charge coverage ratio is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the ratio of (a) Consolidated EBITDA as defined in the ABL credit agreement for such period minus capital expenditures incurred during such period, to (b) fixed charges. Fixed charges is defined as, with respect to any fiscal period determined on a consolidated basis in accordance with GAAP, the sum, without duplication, of (a) consolidated interest expense accrued (other than amortization of debt issuance costs, and other non-cash interest expense) during such period, (b) scheduled principal payments in respect of indebtedness paid during such period, (c) all federal, state, and local income taxes accrued during such period, (d) all management, consulting, monitoring, and advisory fees paid to certain individuals or their affiliates during such period, and (e) all restricted payments paid during such period (whether in cash or other property, other than common equity interest). The Company is also required to maintain excess availability of at least $14.0 million, and U.S. excess availability of $10.0 million, in each case, at all times. As of March 31, 2024, the Company was in compliance with its ABL Facility covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest cost	$4,824	$3,504
Expected return on assets	(3,243)	(3,383)
Net periodic pension cost	$1,581	$121

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

During the three months ended March 31, 2024, the Company made no contributions to the qualified plans and contributions and associated payments of $0.1 million to the non-qualified plans. During the three months ended March 31, 2023, the Company made no cash contributions to the qualified plans, and contributions and associated payments of $0.1 million to the non-qualified plans.

For the fiscal year 2024, the Company expects to contribute approximately $6.0 million to the qualified plans and approximately $0.5 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income during the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of services	$173	$149
Sales and marketing	1,027	2,658
General and administrative	4,089	2,586
Stock-based compensation expense	$5,289	$5,393

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
RSUs	$3,397	$2,411
PSUs	1,496	2,263
Stock options	147	428
ESPP	249	291
Stock-based compensation expense	$5,289	$5,393

Restricted Stock Units

The following table sets forth the Company's restricted stock unit (“RSU”) activity during the three months ended March 31, 2024:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2023	992,464	$21.52
Granted	815,260	18.26
Vested	(374,520)	21.93
Forfeited	(139,276)	19.37
Nonvested balance as of March 31, 2024	1,293,928	$19.58

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

As of March 31, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $22.3 million and is expected to be recognized over a weighted-average period of 2.19 years.

During the three months ended March 31, 2024, the Company issued an aggregate of 374,520 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table sets forth the Company's performance-based restricted stock unit (“PSU”) activity during the three months ended March 31, 2024:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2023	1,130,779	$23.68
Granted	650,022	18.80
Vested	(58,746)	24.05
Forfeited	(261,644)	21.47
Nonvested balance as of March 31, 2024	1,460,411	$21.89

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period, relative to certain performance and market conditions. The grant date fair value of PSUs that vest relative to a performance condition is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. The grant date fair value of PSUs that vest relative to a market condition is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of March 31, 2024, the nonvested balance of PSUs that vest based on performance and market conditions are 712,328 and 1,068,473 shares, respectively.

As of March 31, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $18.9 million and is expected to be recognized over a weighted-average period of 1.87 years.

Stock Options

As of March 31, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was approximately $0.3 million, and is expected to be recognized over a weighted average period of 0.54 years. As of March 31, 2024, there were 83,334 stock options expected to vest with a weighted-average grant-date fair value of $12.98.

During the three months ended March 31, 2024, the Company issued an aggregate of 270,943 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

During the three months ended March 31, 2023, the Company issued an aggregate of 113,620 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the three months ended March 31, 2024 and 2023, no shares were issued through the Employee Stock Purchase Plan (“ESPP”).

Note 11     Earnings per Share

The following table sets forth the calculation of the Company's basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Basic net income per share:
Net income	$8,424	$9,314
Weighted-average common shares outstanding during the period	35,186,121	34,606,864
Basic net income per share	$0.24	$0.27

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Diluted net income per share:
Net income	$8,424	$9,314
Weighted-average basic shares outstanding during the period	35,186,121	34,606,864
Plus: Common stock equivalents associated with stock-based compensation	2,799,664	2,374,788
Weighted-average diluted shares outstanding	37,985,785	36,981,652
Diluted net income per share	$0.22	$0.25
The computation of weighted-average diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Outstanding RSUs	139,664	317,240
Outstanding PSUs	96,515	284,025
Outstanding ESPP shares	42,764	48,133
Outstanding stock warrants	—	5,237,415

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 39.0% for the three months ended March 31, 2024, and 32.6% for the three months ended March 31, 2023. The Company's ETR differs from the 21.0% U.S. Federal statutory rate primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

As of March 31, 2024 and December 31, 2023, the amount of unrecognized tax benefits was $17.8 million and $17.1 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of March 31, 2024 and December 31, 2023, the Company had $9.5 million and $9.0 million, respectively, recorded for interest on the Company's consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $15.6 million within the next 12 months, affecting the Company’s ETR if realized. See Note 13, Contingent Liabilities.

Risks Related to Taxes and Tariffs

The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. We continue to monitor these proposals closely and, if enacted by various countries in which we do business, they may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings. As of the quarter ended March 31, 2024, Pillar Two legislation enacted by countries in which Thryv operates is not expected to materially impact the Company’s taxes in 2024.

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

The IRS has challenged the Company's positions. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. Several appeals conferences for YP have been held. The Company is working through ongoing settlement negotiations with the Appeals Officer related to the Section 199 disallowance. The Company and the IRS also reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS will allow more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company has been unsuccessful in its attempt to negotiate a settlement with IRS Appeals, and the IRS issued a 90-day notice to the Company. The Company filed a petition in the U.S. Tax Court to challenge the IRS denial.

As of March 31, 2024 and December 31, 2023, the Company has reserved $26.6 million and $26.1 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. See Note 4, Fair Value Measurements, for a discussion of the Company's former indemnification asset related to these matters.

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the IRC Section 199 tax case. Once finalized, the Draft Settlement will result in a decrease in the unrecognized tax benefit recorded for this tax position. During the year ended December 31, 2023, the Company recorded a measurement adjustment to the uncertain tax position liability to account for the new information received from the Draft Settlement. The Company is in continued discussion with the IRS regarding the finalization of this case and final tax impact that will result. As of March 31, 2024, the final settlement has not been issued by the IRS. Accordingly, the Company does not consider the matter effectively settled.

Note 14     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the three months ended March 31, 2024 and 2023:

	Accumulated Other Comprehensive Loss
(in thousands)	2024	2023
Beginning balance at January 1,	$(15,191)	$(16,261)
Foreign currency translation adjustment, net of tax expense of $0.1 million and $0.7 million, respectively	(265)	(2,188)
Ending balance at March 31,	$(15,456)	$(18,449)

Note 15     Segment Information
During the first quarter of 2024, the Company changed the internal reporting provided to the CODM. As a result, the Company reevaluated its segment reporting, as discussed in Note 1, Description of Business and Summary of Significant Accounting Policies. The Company determined that the Company manages its operations using two operating segments, which are also its reportable segments: (1) Thryv Marketing Services and (2) Thryv SaaS. Comparative prior periods have been recast to reflect the current presentation.
The Company does not allocate assets to its segments and the CODM does not evaluate performance or allocate resources based on segment asset data, and therefore, such information is not presented.

The following tables summarize the operating results of the Company's reportable segments:

	Three Months Ended March 31, 2024
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$159,302	$74,322	$233,624
Segment Gross Profit	104,546	49,095	153,641
Segment Adjusted EBITDA	50,679	3,435	54,114

	Three Months Ended March 31, 2023
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$185,626	$59,929	$245,555
Segment Gross Profit	117,654	37,154	154,808
Segment Adjusted EBITDA	58,673	(204)	58,469

A reconciliation of the Company’s Income before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Income before income tax expense	$13,821	$13,810
Interest expense	13,359	16,488
Depreciation and amortization expense	14,553	15,431
Stock-based compensation expense	5,289	5,393
Restructuring and integration expenses	5,265	5,340
Transaction costs (1)	—	373
Other components of net periodic pension cost	1,581	121
Non-cash gain from remeasurement of indemnification asset	—	(756)
Other	246	2,269
Total Segment Adjusted EBITDA	$54,114	$58,469
(1)Consists of expenses related to the Yellow Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Thryv Marketing Services
Print	$84,636	$77,366
Digital	74,666	108,260
Total Thryv Marketing Services	159,302	185,626
Thryv SaaS	74,322	59,929
Revenue	$233,624	$245,555
Revenue by geography is based on the location of the customer. The following table sets forth the Company's disaggregation of Revenue based on geographic region for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$196,440	$205,427
International	37,184	40,128
Revenue	$233,624	$245,555
Thryv Australia's revenue attributed to the International region was approximately 14.3% and 16.3% of total revenue for the three months ended March 31, 2024 and 2023, respectively. No other individual country from the International region contributed more than 10% of total revenue for the three months ended March 31, 2024 and 2023.

Note 16     Subsequent Events

Financing Agreements

Term Loan Agreement

On May 1, 2024, the Company entered into the new Term Loan Agreement, the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility and to pay fees and expenses related to the refinancing.

The Term Loan Agreement established a senior secured term loan facility (the “New Term Loan Facility”) in an aggregate principal amount equal to $350.0 million. The New Term Loan Facility matures on May 1, 2029 and borrowings under the New Term Loan Facility will bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The New Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan Agreement, and (ii) $35.0 million per year thereafter.

ABL Credit Agreement

On May 1, 2024, the Company entered into a new Credit Agreement (the “ABL Credit Agreement”), which established a new $85.0 million asset-based revolving loan facility (the “New ABL Facility”). The New ABL Facility refinanced the Company’s previous asset-based revolving loan facility. Proceeds of the New ABL Facility may be used by the Company for ongoing general corporate purposes and working capital.

As of May 1, 2024, the Company had borrowing base availability of $55.0 million. As a result of certain restrictions in the Company's debt agreements, as of May 1, 2024, approximately $44.4 million was available to be drawn upon under the New ABL Facility.

The New ABL Facility matures on May 1, 2028 and borrowings under the New ABL Facility will bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum, depending on the average excess availability under the New ABL Facility, equal to (i) 2.50%-2.75% (for SOFR loans) and (ii) 1.50%-1.75% (for base rate loans). The fee for undrawn commitments under the New ABL Facility is equal to 0.375% per annum.

Share Repurchase Program

On April 30, 2024, the Board authorized a new share repurchase program (the “Share Repurchase Program”), under which the Company may repurchase up to $40.0 million in shares of Common Stock through April 30, 2029. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s new Term Loan Agreement and ABL Credit Agreement. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of May 2, 2024, the Company had not repurchased any shares under the Share Repurchase Program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” in our 2023 Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, particularly Part II, Item 1A. "Risk Factors," and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest providers of SaaS end-to-end customer experience tools and digital marketing solutions (“Digital”) to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. We serve approximately 330,000 SMB clients globally through two business segments: Thryv Marketing Services and Thryv SaaS.

Our Thryv Marketing Services segment provides both print and digital solutions and generated $159.3 million and $185.6 million of consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“Print”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display advertising, online presence, and search engine optimization tools. Our Thryv Marketing Services segment includes Thryv Australia Pty Ltd (“Thryv Australia”), and Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company, which we acquired on April 3, 2023 for $8.9 million in cash (the “Yellow Acquisition”), subject to certain adjustments. Thryv Australia and Yellow serve approximately 90,000 and 18,000 SMBs, respectively, many of which we believe are ideal candidates for the Thryv platform.

Our Thryv SaaS segment generated $74.3 million and $59.9 million of consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. Our primary SaaS offerings are comprised of Thryv®, our flagship all-in-one small business management platform (“Thryv Platform”), which includes Command Center, Business Center, Marketing Center, ThryvPaySM, and Thryv Add-Ons. Thryv Command Center enables SMBs to centralize all their communications through a modular, easily expandable, and customizable platform. Command Center allows an SMB to do the following to provide a centralized inbox for all customer communication:

•Connect their pre-existing email, Facebook and Instagram accounts;
•Install Command Center’s WebChat client on their website; and
•Use Voice over Internet Protocol (“VoIP”) in-platform telephony services, Short Message Service (“SMS”) and video calls.

Thryv Business Center is designed to allow a SMB everything necessary to streamline day-to-day business, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, artificial intelligence (“AI”) driven analytics. ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include AI-assisted website development, SEO tools, Google Business Profile optimization, and Hub by ThryvSM. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2024, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

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

Our strategy is to expand the use of our solutions by introducing our SaaS solutions to new SMB clients, as well as our current Thryv Marketing Services clients. This strategy includes capitalizing on the increased needs of SMBs for solutions that facilitate a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital.
Investment in Growth
We intend to continue to develop and grow a profitable SaaS segment to better help SMBs manage their businesses, while maintaining strong profitability within our Marketing Services segment, which serves as an efficient customer acquisition channel for our SaaS platform. As a result, SaaS has been able to achieve profitable growth. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also increase our operating expenses.
Ability to Grow Through Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve SMB markets in the United States, Australia, New Zealand and Canada and plan to leverage strategic acquisitions or initiatives to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. On April 3, 2023, we completed the acquisition of Yellow, a New Zealand marketing services company. We believe that strategic acquisitions of marketing services companies globally will expand our client base and provide additional opportunities to offer our SaaS solutions.
Print Publication Cycle
We recognize revenue for print services at a point in time upon delivery of the published PYP directories containing customer advertisements to the intended market. Our PYP directories typically have 12-month publication cycles in Australia, 18-month publication cycles in New Zealand, and 15 to 18-month publication cycles in the U.S. As a result, we typically record revenue for each publication only once every 12 to 18 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our PYP directories is therefore directly related to the number of PYP directories we deliver to the intended market each quarter, which can vary based on the timing of the publication cycles.

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

	As of March 31,
(in thousands)	2024	2023
Clients (1)
Marketing Services (2)	295	348
SaaS (3)	70	54
Total (4)	328	372
(1)     Clients include total clients from both of our business segments: Thryv Marketing Services and Thryv SaaS.
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
Marketing Services clients decreased by 53 thousand, or 15%, as of March 31, 2024 as compared to March 31, 2023. The decrease in Marketing Services clients was related to the secular decline in the print media industry and significant competition in the digital media space and from focusing on offering our SaaS solutions to our current Marketing Services clients. This was partially offset by acquisitions of companies with Marketing Services clients.
SaaS clients increased by 16 thousand, or 30%, as of March 31, 2024 as compared to March 31, 2023. The increase in SaaS clients resulted from focusing on offering our SaaS solutions to our current Marketing Services clients, as well as continuing to focus on new SaaS client acquisition through improved identification of prospects, improved selling methods, introduction of new product features, and a small but growing international footprint.
Total clients decreased by 44 thousand, or 12%, as of March 31, 2024 as compared to March 31, 2023. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space, partially offset by an increase in SaaS clients and acquisitions of companies with established clients.
Monthly ARPU
We define monthly average revenue per unit (“ARPU”) as our total client billings for a particular month divided by the number of clients that have one or more revenue-generating solutions in that same month. For each reporting period, the weighted-average monthly ARPU from all the months in the period are reported. ARPU varies based on product mix, product volumes, and the amounts we charge for our services. We believe that ARPU is an important measure of client spend and growth in ARPU is an indicator of client satisfaction with our services.

	Three Months Ended March 31,
	2024	2023
ARPU (Monthly)
Marketing Services	$145	$167
SaaS	369	379

Monthly ARPU for Marketing Services decreased by $22, or 13%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to less expensive digital media. This decrease in ARPU was further driven by a reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Monthly ARPU for SaaS decreased by $10, or 3%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in SaaS ARPU during the three months ended March 31, 2024 resulted from our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS solutions at a price lower than some of our SaaS products. The sale of Marketing Center to our SaaS clients offset a portion of the SaaS decline.

Key Components of Our Results of Operations
Revenue
We generate revenue from our two business segments: Thryv Marketing Services and Thryv SaaS. Our primary sources of revenue in our Thryv Marketing Services segment are Print and Digital services. Our primary source of revenue in our Thryv SaaS segment are our SaaS solutions.
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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension cost, other income (expense), and foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended March 31,
	2024(1)		2023
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$233,624	100%	$245,555	100%
Cost of services	79,983	34.2%	90,747	37.0%
Gross profit	153,641	65.8%	154,808	63.0%

Operating expenses:
Sales and marketing	70,091	30.0%	76,343	31.1%
General and administrative	52,416	22.4%	47,680	19.4%
Total operating expenses	122,507	52.4%	124,023	50.5%

Operating income	31,134	13.3%	30,785	12.5%

Other income (expense):
Interest expense	(13,359)	5.7%	(16,488)	6.7%
Other components of net periodic pension cost	(1,581)	0.7%	(121)	—%
Other expense	(2,373)	1.0%	(366)	0.1%
Income before income tax expense	13,821	5.9%	13,810	5.6%
Income tax expense	(5,397)	2.3%	(4,496)	1.8%
Net income	$8,424	3.6%	$9,314	3.8%
Other financial data:
Adjusted EBITDA(2)	$54,114	23.2%	$58,469	23.8%
Adjusted Gross Profit(3)	$159,590		$161,941
Adjusted Gross Margin(4)	68.3%		65.9%

(1)    Consolidated results of operations includes Yellow's results of operations subsequent to the April 3, 2023 acquisition date.
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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
(in thousands of $)	(unaudited)
Thryv Marketing Services	$159,302	$185,626	$(26,324)	(14.2)%
Thryv SaaS	74,322	59,929	14,393	24.0%
Revenue	$233,624	$245,555	$(11,931)	(4.9)%
Revenue decreased by $11.9 million, or 4.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was driven by a decrease in Thryv Marketing Services revenue of $26.3 million, partially offset by an increase in Thryv SaaS revenue of $14.4 million.
Thryv Marketing Services Revenue
Thryv Marketing Services revenue decreased by $26.3 million, or 14.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Print revenue increased by $7.3 million, or 9.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase in Print revenue was primarily driven by the impact of publication timing differences of our U.S directories, as a result of our Print agreements having greater than 12 month terms. This increase was partially offset by the continued secular decline in U.S. and international industry demand for Print services.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 18 months for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 18 months, depending on the publication cycle of the individual published directory, which does not make comparing quarterly revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The Company recognized revenue for more published directories during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase in published directories was partially offset by the secular decline in industry demand for Print services, resulting in an overall 31% decline in revenue for the quarter when comparing on a publication-by-publication basis.
Digital revenue decreased by $33.6 million, or 31.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Digital revenue further decreased as a result of the Company’s strategic decision during the fourth quarter of 2023 to accelerate the upgrade of clients from its digital Marketing Services solutions to its SaaS solutions.
Thryv SaaS Revenue
Thryv SaaS revenue increased by $14.4 million, or 24.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was driven by increased demand for our Thryv SaaS solutions as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients. SaaS revenue also increased as a result of the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS solutions.

Cost of Services

Cost of services decreased by $10.8 million, or 11.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution, digital and fulfillment costs by $4.8 million, contract services by $3.1 million and employee-related expenses by $1.1 million. Additionally, depreciation and amortization expense decreased by $1.2 million, driven by the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $1.2 million, or 0.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of the decline in revenue and strategic cost saving initiatives. Our gross margin increased by 280 basis points to 65.8% for the three months ended March 31, 2024 compared to 63.0% for the three months ended March 31, 2023. This increase was primarily due to an increase in sales of our higher margin SaaS solutions and the reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $6.3 million, or 8.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in employee-related costs and contract services expense of $2.8 million due to strategic cost-saving initiatives, a decrease in stock based compensation of $1.6 million, and a decrease in sales commissions of $1.1 million due to new sales commissions plans and revised targets.

General and Administrative

General and administrative expense increased by $4.7 million, or 9.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily attributable to an increase in bad debt expense of $2.1 million, an increase in employee-related costs and contract services expense of $1.8 million, and an increase in stock-based compensation expense of $1.5 million

Other Income (Expense)

Interest Expense

Interest expense decreased by $3.1 million, or 19.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven primarily by the lower outstanding debt balances resulting from payments made on our Term Loan and ABL Facility.

Other Components of Net Periodic Pension Cost

Other components of net periodic pension cost increased by $1.5 million for the three months ended March 31, 2024. This increase was primarily due to higher interest cost of $1.3 million due to higher interest rates during the three months ended March 31, 2024.

Other (Expense)

Other (expense) increased by $2.0 million for the three months ended March 31, 2024. The Company recorded a $2.4 million foreign currency-related loss during the three months ended March 31, 2024, compared to a $0.9 million foreign currency-related gain during three months ended March 31, 2023.

Income Tax Expense
The Company's effective tax rate (“ETR”) was 39.0% and 32.6% for the three months ended March 31, 2024 and 2023, respectively. The Company's ETR differs from the U.S. statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA decreased by $4.4 million, or 7.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in Adjusted EBITDA was primarily driven by the secular decline in our Thryv Marketing Services segment. The decrease was partially offset by the growth in our Thryv SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income plus Interest expense, Income tax expense, Depreciation and amortization expense, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense, and non-operating expenses, such as, Other components of net periodic pension cost, Non-cash gain from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and Stock-based compensation expense.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Three Months Ended March 31,
(in thousands)	2024	2023
Reconciliation of Adjusted EBITDA
Net income	$8,424	$9,314
Interest expense	13,359	16,488
Depreciation and amortization expense	14,553	15,431
Stock-based compensation expense (1)	5,289	5,393
Restructuring and integration expenses (2)	5,265	5,340
Income tax expense	5,397	4,496
Transaction costs (3)	—	373
Other components of net periodic pension cost (4)	1,581	121
Non-cash gain from remeasurement of indemnification asset (5)	—	(756)
Other (6)	246	2,269
Adjusted EBITDA	$54,114	$58,469
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 10, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(2)For the three months ended March 31, 2024 and 2023, expenses related to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, and costs associated with abandoned facilities and system consolidation.
(3)Expenses related to the Yellow Acquisition and other transaction costs.
(4)Other components of net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of Other components of net periodic pension cost relates to periodic mark-to-market pension remeasurement.

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
The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross Margin:

	Three Months Ended March 31, 2024
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$104,546	$49,095	$153,641
Plus:
Depreciation and amortization expense	4,072	1,704	5,776
Stock-based compensation expense	113	60	173
Adjusted Gross Profit	$108,731	$50,859	$159,590
Gross Margin	65.6%	66.1%	65.8%
Adjusted Gross Margin	68.3%	68.4%	68.3%

	Three Months Ended March 31, 2023
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$117,654	$37,154	$154,808
Plus:
Depreciation and amortization expense	5,697	1,287	6,984
Stock-based compensation expense	103	46	149
Adjusted Gross Profit	$123,454	$38,487	$161,941
Gross Margin	63.4%	62.0%	63.0%
Adjusted Gross Margin	66.5%	64.2%	65.9%

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
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,		$
	2024	2023	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$5,438	$32,311	$(26,873)
Investing activities	(7,278)	(5,136)	(2,142)
Financing activities	(1,558)	(17,055)	15,497
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(723)	(290)	(433)
(Decrease) increase in cash, cash equivalents and restricted cash	$(4,121)	$9,830	$(13,951)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $26.9 million, or 83.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to changes in working capital, particularly accounts payable and accounts receivable, which were primarily impacted by the timing of annual incentive bonus payments and the overall decline in our sales. Additionally, the Company made tax payments of $1.9 million for the three months ended March 31, 2024 compared to taxes received of $1.0 million for the three months ended March 31, 2023. This was offset by lower interest payments of $3.1 million compared to the three months ended March 31, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $2.1 million, or 41.7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to a $2.1 million increase in capital expenditures related to the development of our SaaS solutions.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $15.5 million, or 90.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to payments on the Term Loan of $9.4 million during the three months ended March 31, 2024, compared to payments made on the Term Loan of $35.0 million during the three months ended March 31, 2023. The decrease in Term Loan payments was partially offset by net proceeds from the ABL Facility of $6.9 million during the three months ended March 31, 2024, compared to net proceeds of $17.7 million during the three months ended March 31, 2023.

Debt

Term Loan

On March 1, 2021, the Company entered into the Term Loan. The proceeds of the Term Loan were used to finance the Thryv Australia Acquisition, refinance in full the Company's existing Term Loan, and pay fees and expenses related to the Thryv Australia Acquisition and related financing.

The Term Loan established the Term Loan Facility in an aggregate principal amount equal to $700.0 million, of which 38.4% was held by related parties who were equity holders of the Company as of March 1, 2021. The Term Loan Facility matures on March 1, 2026. Prior to June 30, 2023, borrowings under the Term Loan Facility bore interest at a fluctuating rate per annum equal to, at the Company’s option, LIBOR or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for LIBOR loans) and (ii) 7.50% (for base rate loans). Effective June 30, 2023, borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, a Secured Overnight Financing Rate (“SOFR”) or a base rate, in each case, plus an applicable margin per annum equal to (i) 8.50% (for SOFR loans) and (ii) 7.50% (for base rate loans). The Term Loan Facility requires mandatory amortization payments equal to $17.5 million per fiscal quarter. As of March 31, 2024 and December 31, 2023, no portion of the Term Loan was held by related parties who were equity holders of the Company on those dates.
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

As of March 31, 2024, the Company had borrowing base availability of $40.2 million. As a result of certain restrictions in the Company's debt agreements, as of March 31, 2024, approximately $27.9 million was available to be drawn upon under the ABL Facility.
We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined within the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of March 31, 2024. We had total recorded debt outstanding of $347.6 million (net of $8.2 million of unamortized original issue discount (“OID”) and debt issuance cost) at March 31, 2024, which was comprised of amounts outstanding under our Term Loan of $300.0 million and ABL Facility of $55.7 million.
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

New Term Loan Agreement and ABL Credit Agreement

Term Loan Agreement

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan Agreement”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility and to pay fees and expenses related to the refinancing.

The Term Loan Agreement established a senior secured term loan facility (the “New Term Loan Facility”) in an aggregate principal amount equal to $350.0 million. The New Term Loan Facility matures on May 1, 2029 and borrowings under the New Term Loan Facility will bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The New Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan Agreement, and (ii) $35.0 million per year thereafter.

ABL Credit Agreement

On May 1, 2024, the Company entered into a new Credit Agreement (the “ABL Credit Agreement”), which established a new $85.0 million asset-based revolving loan facility (the “New ABL Facility”). The New ABL Facility refinanced the Company’s previous asset-based revolving loan facility. Proceeds of the New ABL Facility may be used by the Company for ongoing general corporate purposes and working capital.

As of May 1, 2024, the Company had borrowing base availability of $55.0 million. As a result of certain restrictions in the Company's debt agreements, as of May 1, 2024, approximately $44.4 million was available to be drawn upon under the New ABL Facility.

The New ABL Facility matures on May 1, 2028 and borrowings under the New ABL Facility will bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum, depending on the average excess availability under the New ABL Facility, equal to (i) 2.50%-2.75% (for SOFR loans) and (ii) 1.50%-1.75% (for base rate loans). The fee for undrawn commitments under the New ABL Facility is equal to 0.375% per annum.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2023 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2024, we had total recorded debt outstanding of $347.6 million (net of $8.2 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $300.0 million and ABL Facility of $55.7 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $3.6 million annually, based on the debt outstanding at March 31, 2024.

Foreign Exchange Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar and New Zealand dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Other than as reflected in the following updated risk factor, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023:

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services and features, and these applications have become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, or biased, our business, financial condition, reputation and results of operations may be adversely affected.

The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations as well as leading to litigation and regulatory risks. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

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
10.1
Separation Agreement and Release, dated as of March 13, 2024, between the Company and Gordon Henry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2024).

10.2
Term Loan Credit Agreement by and among Thryv Holdings, Inc., Thryv, Inc., the lenders party thereto from time to time and and Citizens Bank, N.A., as the administrative agent, dated as of May 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024).

10.3
Credit Agreement among Thryv Holdings, Inc., Thryv, Inc., the other borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent, dated as of May 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

May 2, 2024	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 2, 2024	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)