Form 10-Q
period 2024-06-30
Thryv Holdings, Inc.
filed 2024-08-01
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR

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
Yes ☐ No ☒

As of July 30, 2024, there were 36,303,038 shares of the registrant's common stock outstanding.

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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), as supplemented by the disclosure in Part II, Item 1A. Risk Factors in subsequent quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements contained in this report, which speak only as of the date of this report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.
In this Quarterly Report on Form 10-Q, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenue	$224,084	$251,421	$457,708	$496,976
Cost of services	75,496	91,336	155,479	182,083
Gross profit	148,588	160,085	302,229	314,893

Operating expenses:
Sales and marketing	65,409	75,683	135,500	152,026
General and administrative	51,841	53,695	104,257	101,375
Total operating expenses	117,250	129,378	239,757	253,401

Operating income	31,338	30,707	62,472	61,492
Other income (expense):
Interest expense	(10,001)	(16,292)	(23,360)	(32,780)
Interest expense, related party	(2,174)	—	(2,174)	—
Other components of net periodic pension cost	(1,581)	(1,865)	(3,162)	(1,986)
Other expense	(5,416)	—	(7,789)	(366)
Income before income tax (expense) benefit	12,166	12,550	25,987	26,360
Income tax (expense) benefit	(6,618)	3,428	(12,015)	(1,068)
Net income	$5,548	$15,978	$13,972	$25,292
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	67	(302)	(198)	(2,490)
Comprehensive income	$5,615	$15,676	$13,774	$22,802

Net income per common share:
Basic	$0.15	$0.46	$0.39	$0.73
Diluted	$0.15	$0.43	$0.37	$0.68

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	36,004,324	34,575,338	35,818,549	34,625,561
Diluted	37,631,825	36,863,295	38,032,132	36,956,933
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$15,519	$18,216
Accounts receivable, net of allowance of $18,042 in 2024 and $14,926 in 2023	193,725	205,503
Contract assets, net of allowance of $37 in 2024 and $35 in 2023	8,118	2,909
Taxes receivable	1,516	3,085
Prepaid expenses	23,124	17,771
Deferred costs	12,796	16,722
Other current assets	5,822	2,662
Total current assets	260,620	266,868
Fixed assets and capitalized software, net	37,805	38,599
Goodwill	300,995	302,400
Intangible assets, net	6,640	18,788
Deferred tax assets	152,171	128,051
Other assets	27,252	28,464
Total assets	$785,483	$783,170

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,661	$10,348
Accrued liabilities	110,193	105,903
Current portion of unrecognized tax benefits	25,060	23,979
Contract liabilities	25,668	44,558
Current portion of Term Loan	35,783	70,000
Current portion of Term Loan, related party	16,717	—
Other current liabilities	6,022	8,402
Total current liabilities	228,104	263,190
Term Loan, net	183,772	230,052
Term Loan, net, related party	87,820	—
ABL Facility	18,000	48,845
Pension obligations, net	72,279	69,388
Other liabilities	12,448	18,995
Total long-term liabilities	374,319	367,280
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 63,808,097 shares issued and 36,294,269 shares outstanding at June 30, 2024; and 62,660,783 shares issued and 35,302,746 shares outstanding at December 31, 2023	638	627
Additional paid-in capital	1,170,798	1,151,259
Treasury stock - 27,513,828 shares at June 30, 2024 and 27,358,037 shares at December 31, 2023	(488,757)	(485,793)
Accumulated other comprehensive loss	(15,389)	(15,191)
Accumulated deficit	(484,230)	(498,202)
Total stockholders' equity	183,060	152,700
Total liabilities and stockholders' equity	$785,483	$783,170
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended June 30, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2024	63,306,246	$633	$1,159,754	(27,479,338)	$(488,087)	$(15,456)	$(489,778)	$167,066
Issuance of shares related to stock-based compensation	501,851	5	4,691	(7,995)	(171)	—	—	4,525
Stock-based compensation expense	—	—	6,353	—	—	—	—	6,353
Purchase of treasury stock	—	—	—	(26,495)	(499)	—	—	(499)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	67	—	67
Net income	—	—	—	—	—	—	5,548	5,548
Balance as of June 30, 2024	63,808,097	$638	$1,170,798	(27,513,828)	$(488,757)	$(15,389)	$(484,230)	$183,060

Three Months Ended June 30, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2023	61,557,811	$616	$1,112,420	(26,739,832)	$(469,941)	$(18,449)	$(229,593)	$395,053
Issuance of shares related to stock-based compensation	274,504	2	3,586	(1,243)	(29)	—	—	3,559
Stock-based compensation expense	—	—	5,798	—	—	—	—	5,798
Settlement of indemnification asset	—	—	—	(613,954)	(15,760)	—	—	(15,760)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(302)	—	(302)
Net income	—	—	—	—	—	—	15,978	15,978
Balance as of June 30, 2023	61,832,315	$618	$1,121,804	(27,355,029)	$(485,730)	$(18,751)	$(213,615)	$404,326

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Six Months Ended June 30, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	62,660,783	$627	$1,151,259	(27,358,037)	$(485,793)	$(15,191)	$(498,202)	$152,700
Issuance of shares related to stock-based compensation	1,147,314	11	7,897	(129,296)	(2,465)	—	—	5,443
Stock-based compensation expense	—	—	11,642	—	—	—	—	11,642
Purchase of treasury stock	—	—	—	(26,495)	(499)	—	—	(499)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(198)	—	(198)
Net income	—	—	—	—	—	—	13,972	13,972
Balance as of June 30, 2024	63,808,097	$638	$1,170,798	(27,513,828)	$(488,757)	$(15,389)	$(484,230)	$183,060

Six Months Ended June 30, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267
Issuance of shares related to stock-based compensation	552,936	5	4,912	(55,533)	(1,091)	—	—	3,826
Stock-based compensation expense	—	—	11,191	—	—	—	—	11,191
Settlement of indemnification asset	—	—	—	(613,954)	(15,760)	—	—	(15,760)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,490)	—	(2,490)
Net income	—	—	—	—	—	—	25,292	25,292
Balance as of June 30, 2023	61,832,315	$618	$1,121,804	(27,355,029)	$(485,730)	$(18,751)	$(213,615)	$404,326

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income	$13,972	$25,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,625	31,098
Amortization of deferred commissions	9,624	5,032
Amortization of debt issuance costs	2,255	2,721
Deferred income taxes	(24,060)	(9,135)
Provision for credit losses and service credits	12,179	11,580
Stock-based compensation expense	11,642	11,191
Other components of net periodic pension cost	3,162	1,986
Loss (gain) on foreign currency exchange rates	1,151	(881)
Non-cash loss from the remeasurement of the indemnification asset	—	10,734
Loss on early extinguishment of debt	6,638	—
Other	(3,170)	—
Changes in working capital items, excluding acquisitions:
Accounts receivable	923	25,075
Contract assets	(5,210)	837
Prepaid expenses and other assets	(10,614)	10,090
Accounts payable and accrued liabilities	2,428	(38,654)
Other liabilities	(21,885)	(29,230)
Net cash provided by operating activities	27,660	57,736

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(16,230)	(14,016)
Acquisition of a business, net of cash acquired	—	(8,897)
Other	—	(217)
Net cash used in investing activities	(16,230)	(23,130)

Cash Flows from Financing Activities
Proceeds from Term Loan	234,256	—
Proceeds from Term Loan, related party	109,444	—
Payments of Term Loan	(318,654)	(52,500)
Payments of Term Loan, related party	(4,339)	—
Proceeds from ABL Facility	230,079	483,473
Payments of ABL Facility	(260,924)	(469,750)
Debt issuance costs	(5,319)	—
Purchase of treasury stock	(499)	—
Other	5,442	3,826
Net cash used in financing activities	(10,514)	(34,951)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(448)	(240)
Increase (decrease) in cash, cash equivalents and restricted cash	468	(585)
Cash, cash equivalents and restricted cash, beginning of period	20,530	18,180
Cash, cash equivalents and restricted cash, end of period	$20,998	$17,595
Supplemental Information
Cash paid for interest	$24,378	$29,592
Cash paid for income taxes, net	$13,343	$7,419

Non-cash investing and financing activities
Repurchase of Treasury stock as a result of the settlement of the indemnification asset	$—	$15,760

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

During the first quarter of 2024, the Company changed the internal reporting provided to the chief operating decision maker (“CODM”). As a result, the Company reevaluated its segment reporting and determined that Thryv U.S. Marketing Services and Thryv International Marketing Services should be reflected as a single reportable segment, and that Thryv U.S. SaaS and Thryv International SaaS should be reflected as a single reportable segment. As such, beginning on January 1, 2024, the results of our Marketing Services and SaaS businesses will be presented as two reportable segments. Comparative prior periods have been recast to reflect the current presentation.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2023.

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

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no changes to the Company's significant accounting policies during the three and six months ended June 30, 2024.

Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

(in thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$15,519	$15,245
Restricted cash, included in Other current assets	5,479	2,350
Total cash, cash equivalents and restricted cash	$20,998	$17,595

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

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the three and six months ended June 30, 2024, the Company recognized revenue of $8.3 million and $36.8 million, respectively, that was recorded in Contract liabilities as of December 31, 2023. For the three and six months ended June 30, 2023, the Company recognized revenue of $9.2 million and $39.0 million, respectively, that was recorded in Contract liabilities as of December 31, 2022.

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

As of June 30, 2024 and December 31, 2023, the Company no longer recorded a Level 1 indemnification asset because it was settled on June 22, 2023. A loss of $11.5 million and $10.7 million from the change in fair value of the Company’s Level 1 indemnification asset during the three and six months ended June 30, 2023 was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive income. The $15.8 million Indemnity Amount, which was the fair value of the shares returned to treasury, was recorded in Treasury stock on the Company's consolidated balance sheets, along with the 613,954 shares that the Company received from the sellers, as of June 30, 2023.

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

Additionally, the Company considers the carrying amounts of its New ABL Facility and Prior ABL Facility (each as defined in Note 8, Debt Obligations) and financing obligations to approximate their respective fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See Note 8, Debt Obligations.

The New Term Loan and Prior Term Loan (each as defined in Note 8, Debt Obligations) are carried at amortized cost; however, the Company estimates the fair value of the New Term Loan and Prior Term Loan for disclosure purposes. The fair values of the New Term Loan and Prior Term Loan are determined based on quoted prices that are observable in the marketplace and are classified as Level 2 measurements. See Note 8, Debt Obligations.
The following table sets forth the carrying amount and fair value of the New Term Loan and Prior Term Loan:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Term Loan, net	$324,092	$329,763	$—	$—
Prior Term Loan, net	—	—	300,052	300,052

Note 5     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of the Company's goodwill for the six months ended June 30, 2024 and the year ended December 31, 2023.

(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Balance as of December 31, 2022	$347,120	$218,884	$566,004
Yellow Acquisition (1)	5,129	—	5,129
Impairments	(268,800)	—	(268,800)
Effects of foreign currency translation	67	—	67
Balance as of December 31, 2023	$83,516	$218,884	$302,400
Effects of foreign currency translation	(1,405)	—	(1,405)
Balance as of June 30, 2024	$82,111	$218,884	$300,995
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

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$797,854	$(792,836)	$5,018	1.3
Trademarks and domain names	223,916	(222,487)	1,429	2.5
Covenants not to compete	4,921	(4,728)	193	1.0
Total intangible assets	$1,026,691	$(1,020,051)	$6,640	1.5

	As of December 31, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$799,882	$(787,736)	$12,146	1.4
Trademarks and domain names	224,423	(220,886)	3,537	1.9
Covenants not to compete	10,446	(7,341)	3,105	0.8
Total intangible assets	$1,034,751	$(1,015,963)	$18,788	1.4

Amortization expense for intangible assets for the three and six months ended June 30, 2024 was $5.1 million and $10.5 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2023 was $6.5 million and $12.7 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2024 (remaining)	$4,195
2025	1,867
2026	403
2027	134
2028	41
Total	$6,640

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses as of June 30, 2024 and 2023:

(in thousands)	2024	2023
Balance as of January 1	$14,961	$14,799
Additions (1)	8,990	7,262
Deductions (2)	(5,872)	(7,634)
Balance as of June 30 (3)	$18,079	$14,427

(1)    For the six months ended June 30, 2024 and 2023, the Company recorded a provision for credit losses of $9.0 million and $7.3 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive income. For the three months ended June 30, 2024 and 2023, the Company recorded a provision for credit losses of $3.0 million and $3.4 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive income.

(2)    For the six months ended June 30, 2024 and 2023, the deductions represent amounts written off as uncollectible, net of recoveries.

(3)    As of June 30, 2024, $18.0 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of June 30, 2023, $14.4 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Accrued salaries and related expenses	$45,255	$57,357
Accrued expenses	35,575	37,889
Accrued taxes	26,966	8,832
Accrued service credits	2,397	1,825
Accrued liabilities	$110,193	$105,903

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of June 30, 2024 and December 31, 2023:

(in thousands)	Maturity	Interest Rate		June 30, 2024	December 31, 2023
New Term Loan	May 1, 2029	SOFR +	6.75%	$336,375	$—
Prior Term Loan	March 1, 2026	SOFR +	8.5%	—	309,368
New ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	18,000	—
Prior ABL Facility	March 1, 2026	SOFR +	3.0%	—	48,845
Unamortized original issue discount and debt issuance costs				(12,283)	(9,316)
Total debt obligations				$342,092	$348,897
Current portion of New Term Loan/Prior Term Loan				(52,500)	(70,000)
Total long-term debt obligations				$289,592	$278,897

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “New Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The New Term Loan established a senior secured term loan facility (the “New Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 31.8% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of June 30, 2024, 31.8% of the New Term Loan was held by a related party who was an equity holder of the Company as of that date.

The New Term Loan Facility matures on May 1, 2029 and borrowings under the New Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The New Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the New Term Loan, and (ii) $35.0 million per year thereafter.

The New Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

The net proceeds from the New Term Loan of $337.6 million (net of original issue discount costs of $6.3 million and third-party fees of $6.1 million) were used to repay the remaining $300.0 million outstanding principal balance of the Prior Term Loan, accrued interest of $3.8 million, and third-party fees of $0.6 million. The Company accounted for this transaction as a modification for lenders that were party to both the Prior Term Loan and New Term Loan. The debt of the new lenders that were party to the New Term Loan are new issuances, while the other lenders that were party to only the Prior Term Loan were accounted for as an extinguishment.

Accordingly, total third-party fees paid were $6.1 million, of which $2.0 million was immediately charged to General and administrative expense on the Company's consolidated statement of operations and comprehensive income. The remaining third-party fees of $4.1 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the New Term Loan, using the effective interest method. Additionally, there were unamortized debt issuance costs which includes third-party fees and original issue discount costs of $7.8 million on the Prior Term Loan, of which $5.4 million was written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive income. The remaining unamortized debt issuance costs of $2.4 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the New Term Loan, using the effective interest method.

The Company has recorded accrued interest of $0.2 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

Term Loan Covenants

The New Term Loan Facility contains certain covenants that, subject to exceptions, limit or restrict the Company’s ability to, among others, incur additional indebtedness, guarantees and liens; make investments, loans and advances; dispose of assets and make sale-leaseback transactions; enter into swap agreements; make payments of dividends and other distributions; make payments in respect of certain indebtedness; enter into certain affiliate transactions and restrictive amendments to certain agreements; change its lines of business; amend certain material documents; consummate certain mergers, consolidations and liquidations; and use the proceeds of the term loans.

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the New Term Loan, which shall not be 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the New Term Loan), which shall not be less than the quarterly thresholds set forth in the New Term Loan Agreement as of the last day of each fiscal quarter. As of June 30, 2024, the Company was in compliance with its New Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On May 1, 2024, the Company entered into a new Credit Agreement (the “ABL Credit Agreement”), which established a new $85.0 million asset-based revolving loan facility (the “New ABL Facility”). The New ABL Facility refinanced the Company’s previous asset-based revolving loan facility (the “Prior ABL Facility”). Proceeds of the New ABL Facility may be used by the Company for ongoing general corporate purposes and working capital.

The New ABL Facility matures on May 1, 2028 and borrowings under the New ABL Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum, depending on the average excess availability under the New ABL Facility, equal to (i) 2.50% to 2.75% (for SOFR loans) and (ii) 1.50% to 1.75% (for base rate loans). The fee for undrawn commitments under the New ABL Facility is equal to 0.375% per annum.

The Company accounted for this transaction as an extinguishment of the Prior ABL Facility. Total third-party fees and lender fees of $1.2 million associated with the New ABL Facility, were deferred as debt issuance costs and will be amortized as interest expense, over the term of the New ABL Facility. Additionally, the unamortized debt issuance costs associated with the Prior ABL Facility of $1.2 million, were written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive income.

As of June 30, 2024 and December 31, 2023, the Company had debt issuance costs with a remaining balance of $1.2 million and $1.4 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of June 30, 2024, the Company had borrowing base availability of $64.8 million. As a result of certain restrictions in the Company's debt agreements, as of June 30, 2024, approximately $54.2 million was available to be drawn upon under the New ABL Facility.

ABL Facility Covenants

The ABL Credit Agreement contains certain covenants that, subject to exceptions, limit or restrict the Company’s ability to, among others, incur additional indebtedness, guarantees and liens; make investments, loans and advances; dispose of assets and make sale-leaseback transactions; enter into swap agreements; make payments of dividends and other distributions; make payments in respect of certain indebtedness; enter into certain affiliate transactions and restrictive amendments to certain agreements; change its lines of business; amend certain material documents; consummate certain mergers, consolidations and liquidations; and use the proceeds of the revolving loans.

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and

(b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of June 30, 2024, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest cost	$4,824	$7,406	$9,648	$10,910
Expected return on assets	(3,243)	(3,778)	(6,486)	(7,161)
Settlement (gain)	—	(420)	—	(420)
Remeasurement (gain)	—	(1,343)	—	(1,343)
Net periodic pension cost	$1,581	$1,865	$3,162	$1,986

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

During the three and six months ended June 30, 2024, the Company made no contributions to the qualified plans and contributions and associated payments of $0.1 million and $0.3 million to the non-qualified plans. During the three and six months ended June 30, 2023, the Company made no cash contributions to the qualified plans, and contributions and associated payments of $0.1 million and $0.3 million to the non-qualified plans.

For the fiscal year 2024, the Company does not expect to make a contribution to the qualified plans and expects to contribute approximately $0.5 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive income during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of services	$174	$173	$347	$322
Sales and marketing	2,313	2,954	3,340	5,612
General and administrative	3,866	2,671	7,955	5,257
Stock-based compensation expense	$6,353	$5,798	$11,642	$11,191

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
RSUs	$3,187	$2,409	$6,584	$4,820
PSUs	2,609	2,352	4,105	4,615
Stock options	143	413	290	841
ESPP	414	624	663	915
Stock-based compensation expense	$6,353	$5,798	$11,642	$11,191

Restricted Stock Units

The following table sets forth the Company's restricted stock unit (“RSU”) activity during the six months ended June 30, 2024:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2023	992,464	$21.52
Granted	891,598	18.42
Vested	(430,520)	22.13
Forfeited	(222,999)	19.32
Nonvested balance as of June 30, 2024	1,230,543	$19.46

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

As of June 30, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $19.1 million and is expected to be recognized over a weighted-average period of 1.98 years.

During the six months ended June 30, 2024, the Company issued an aggregate of 430,520 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table sets forth the Company's performance-based restricted stock unit (“PSU”) activity during the six months ended June 30, 2024:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2023	1,130,779	$23.68
Granted	693,936	18.89
Vested	(122,241)	26.33
Forfeited	(352,116)	22.31
Nonvested balance as of June 30, 2024	1,350,358	$21.85

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period, relative to certain performance and market conditions. The grant date fair value of PSUs that vest relative to a performance condition is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. The grant date fair value of PSUs that vest relative to a market condition is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of June 30, 2024, the nonvested balance of PSUs that vest based on performance and market conditions are 729,894 and 1,094,821 shares, respectively.

As of June 30, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $15.1 million and is expected to be recognized over a weighted-average period of 1.64 years.

Stock Options

As of June 30, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was approximately $0.2 million, and is expected to be recognized over a weighted average period of 0.29 years. As of June 30, 2024, there were 83,334 stock options expected to vest with a weighted-average grant-date fair value of $13.82.

During the six months ended June 30, 2024, the Company issued an aggregate of 566,811 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

During the six months ended June 30, 2023, the Company issued an aggregate of 156,592 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the six months ended June 30, 2024, the Company issued 149,983 shares through the Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2023, the Company issued 189,837 shares through the ESPP.

Share Repurchase Program

On April 30, 2024, the Board authorized a new share repurchase program (the “Share Repurchase Program”), under which the Company may repurchase up to $40 million in shares of common stock through April 30, 2029. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s New Term Loan and ABL Credit Agreement. The Share

Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

On June 20, 2024, the Company repurchased approximately 26,495 shares of its outstanding common stock. The total purchase price of this transaction was approximately $0.5 million. The acquired shares were recorded as Treasury stock upon repurchase.

Note 11     Earnings per Share

The following table sets forth the calculation of the Company's basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Basic net income per share:
Net income	$5,548	$15,978	$13,972	$25,292
Weighted-average common shares outstanding during the period	36,004,324	34,575,338	35,818,549	34,625,561
Basic net income per share	$0.15	$0.46	$0.39	$0.73

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Diluted net income per share:
Net income	$5,548	$15,978	$13,972	$25,292
Weighted-average basic shares outstanding during the period	36,004,324	34,575,338	35,818,549	34,625,561
Plus: Common stock equivalents associated with stock-based compensation	1,627,501	2,287,957	2,213,583	2,331,372
Weighted-average diluted shares outstanding	37,631,825	36,863,295	38,032,132	36,956,933
Diluted net income per share	$0.15	$0.43	$0.37	$0.68
The computation of weighted-average diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding RSUs	52,683	339,173	192,347	328,207
Outstanding PSUs	124,811	284,025	221,326	284,025
Outstanding ESPP shares	124,502	105,559	167,265	76,846
Outstanding Stock warrants	—	5,231,572	—	5,234,493

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 54.4% and 46.2% for the three and six months ended June 30, 2024, respectively, and (27.3%) and 4.1% for the three and six months ended June 30, 2023, respectively. The Company's ETR differs from the 21.0% U.S. Federal statutory rate primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, change in valuation allowance due to expiring net operating losses, and the discrete impact of the debt refinancing discussed in Note 8, Debt Obligations.

As of June 30, 2024 and December 31, 2023, the amount of unrecognized tax benefits was $18.1 million and $17.1 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of June 30, 2024 and December 31, 2023, the Company had $10.1 million and $9.0 million, respectively, recorded for interest on the Company's consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $15.6 million within the next 12 months, affecting the Company’s ETR if realized. See Note 13, Contingent Liabilities.

Risks Related to Taxes and Tariffs

The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. We continue to monitor these proposals closely and, if enacted by various countries in which we do business, they may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings. As of the six months ended June 30, 2024, Pillar Two legislation enacted by countries in which Thryv operates is not expected to materially impact the Company’s taxes in 2024.

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

As of June 30, 2024 and December 31, 2023, the Company has reserved $27.2 million and $26.1 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. See Note 4, Fair Value Measurements, for a discussion of the Company's former indemnification asset related to these matters.

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the IRC Section 199 tax case. Once finalized, the Draft Settlement will result in a decrease in the unrecognized tax benefit recorded for this tax position. During the year ended December 31, 2023, the Company recorded a measurement adjustment to the uncertain tax position liability to account for the new information received from the Draft Settlement. The Company is in continued discussion with the IRS regarding the finalization of this case and final tax impact that will result. As of June 30, 2024, the final settlement has not been issued by the IRS. Accordingly, the Company does not consider the matter effectively settled.

Note 14     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the six months ended June 30, 2024 and 2023:

	Accumulated Other Comprehensive Loss
(in thousands)	2024	2023
Beginning balance at January 1,	$(15,191)	$(16,261)
Foreign currency translation adjustment, net of tax expense of $0.1 million and $1.1 million, respectively	(198)	(2,490)
Ending balance at June 30,	$(15,389)	$(18,751)

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

The following tables summarize the operating results of the Company's reportable segments:

	Three Months Ended June 30, 2024
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$146,290	$77,794	$224,084
Segment Gross Profit	96,299	52,289	148,588
Segment Adjusted EBITDA	49,149	10,165	59,314

	Three Months Ended June 30, 2023
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$188,963	$62,458	$251,421
Segment Gross Profit	120,875	39,210	160,085
Segment Adjusted EBITDA	63,209	6,230	69,439

	Six Months Ended June 30, 2024
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$305,592	$152,116	$457,708
Segment Gross Profit	200,845	101,384	302,229
Segment Adjusted EBITDA	99,828	13,600	113,428

	Six Months Ended June 30, 2023
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$374,589	$122,387	$496,976
Segment Gross Profit	238,529	76,364	314,893
Segment Adjusted EBITDA	121,882	6,026	127,908
A reconciliation of the Company’s Income before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Income before income tax expense	$12,166	$12,550	$25,987	$26,360
Interest expense	12,175	16,292	25,534	32,780
Depreciation and amortization expense	14,072	15,667	28,625	31,098
Stock-based compensation expense	6,353	5,798	11,642	11,191
Restructuring and integration expenses	7,553	3,921	12,818	9,261
Transaction costs (1)	—	—	—	373
Other components of net periodic pension cost	1,581	1,865	3,162	1,986
Loss on early extinguishment of debt	6,638	—	6,638	—
Non-cash loss from remeasurement of indemnification asset	—	11,490	—	10,734
Other	(1,224)	1,856	(978)	4,125
Total Segment Adjusted EBITDA	$59,314	$69,439	$113,428	$127,908
(1)Consists of expenses related to the Yellow Acquisition and other transaction costs.
The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Thryv Marketing Services
Print	$82,631	$86,494	$167,267	$163,860
Digital	63,659	102,469	138,325	210,729
Total Thryv Marketing Services	146,290	188,963	305,592	374,589
Thryv SaaS	77,794	62,458	152,116	122,387
Revenue	$224,084	$251,421	$457,708	$496,976

Revenue by geography is based on the location of the customer. The following table sets forth the Company's disaggregation of Revenue based on geographic region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$178,129	$197,834	$374,569	$403,261
International	45,955	53,587	83,139	93,715
Revenue	$224,084	$251,421	$457,708	$496,976
Thryv Australia's revenue attributed to the International region was approximately 16.9% and 18.9% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 15.9% and 17.6% for the six months ended June 30, 2024 and 2023, respectively. No other individual country from the International region contributed more than 10% of total revenue for the three and six months ended June 30, 2024 and 2023.

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest providers of SaaS end-to-end customer experience tools and digital marketing solutions (“Digital”) to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. We serve approximately 310,000 SMB clients globally through two business segments: Thryv Marketing Services and Thryv SaaS.

Our Thryv Marketing Services segment provides both print and digital solutions and generated $146.3 million and $189.0 million of consolidated revenue for the three months ended June 30, 2024 and 2023, respectively, and $305.6 million and $374.6 million of consolidated revenue for the six months ended June 30, 2024 and 2023, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“Print”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display advertising, online presence, and search engine optimization tools. Our Thryv Marketing Services segment includes Thryv Australia Pty Ltd (“Thryv Australia”), and Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company, which we acquired on April 3, 2023 for $8.9 million in cash (the “Yellow Acquisition”), subject to certain adjustments. Thryv Australia and Yellow serve approximately 85,000 and 17,000 Marketing Services SMBs, respectively, many of which we believe are ideal candidates for the Thryv platform.

Our Thryv SaaS segment generated $77.8 million and $62.5 million of consolidated revenue for the three months ended June 30, 2024 and 2023, respectively and $152.1 million and $122.4 million of consolidated revenue for the six months ended June 30, 2024 and 2023, respectively. Our primary SaaS offerings are comprised of Thryv®, our flagship all-in-one small business management platform (“Thryv Platform”), which includes Command Center, Business Center, Marketing Center, ThryvPaySM, and Thryv Add-Ons. Thryv Command Center enables SMBs to centralize all their communications through a modular, easily expandable, and customizable platform. Command Center allows an SMB to do the following to provide a centralized inbox for all customer communication:

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

	As of June 30,
(in thousands)	2024	2023
Clients (1)
Marketing Services (2)	271	348
SaaS (3)	85	56
Total (4)	307	375
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
Marketing Services clients decreased by 77 thousand, or 22%, as of June 30, 2024 as compared to June 30, 2023. The decrease in Marketing Services clients was related to the secular decline in the print media industry, significant competition in the digital media space, and from focusing on offering our SaaS solutions to our current Marketing Services clients.
SaaS clients increased by 29 thousand, or 52%, as of June 30, 2024 as compared to June 30, 2023. The increase in SaaS clients resulted from focusing on offering our SaaS solutions to our current Marketing Services clients, as well as continuing to focus on new SaaS client acquisition through improved identification of prospects, improved selling methods, introduction of new product features, and a small but growing international footprint.
Total clients decreased by 68 thousand, or 18%, as of June 30, 2024 as compared to June 30, 2023. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space, partially offset by an increase in SaaS clients.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ARPU (Monthly)
Marketing Services	$139	$160	$142	$164
SaaS	333	377	350	378

Monthly ARPU for Marketing Services decreased by $21, or 13%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and decreased by $22, or 13%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to larger digital media audiences. This decrease in ARPU was further driven by an ongoing reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Monthly ARPU for SaaS decreased by $44, or 12%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and decreased by $28, or 7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in SaaS ARPU during the three months ended June 30, 2024 resulted from our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS solutions at a price lower than some of our SaaS products. The sale of our newer Marketing Center product to our SaaS clients offset a portion of the SaaS decline.

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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension cost, and other expense, which includes loss on early extinguishment of debt, and foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended June 30,
	2024		2023(1)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$224,084	100%	$251,421	100%
Cost of services	75,496	33.7%	91,336	36.3%
Gross profit	148,588	66.3%	160,085	63.7%

Operating expenses:
Sales and marketing	65,409	29.2%	75,683	30.1%
General and administrative	51,841	23.1%	53,695	21.4%
Total operating expenses	117,250	52.3%	129,378	51.5%

Operating income	31,338	14.0%	30,707	12.2%

Other income (expense):
Interest expense	(12,175)	5.4%	(16,292)	6.5%
Other components of net periodic pension cost	(1,581)	0.7%	(1,865)	0.7%
Other expense	(5,416)	2.4%	—	—%
Income before income tax (expense) benefit	12,166	5.4%	12,550	5.0%
Income tax (expense) benefit	(6,618)	3.0%	3,428	1.4%
Net income	$5,548	2.5%	$15,978	6.4%
Other financial data:
Adjusted EBITDA(2)	$59,314	26.5%	$69,439	27.6%
Adjusted Gross Profit(3)	$154,628		$167,882
Adjusted Gross Margin(4)	69.0%		66.8%

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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands of $)	(unaudited)
Thryv Marketing Services	$146,290	$188,963	$(42,673)	(22.6)%
Thryv SaaS	77,794	62,458	15,336	24.6%
Revenue	$224,084	$251,421	$(27,337)	(10.9)%
Revenue decreased by $27.3 million, or 10.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was driven by a decrease in Thryv Marketing Services revenue of $42.7 million, partially offset by an increase in Thryv SaaS revenue of $15.3 million.
Thryv Marketing Services Revenue
Thryv Marketing Services revenue decreased by $42.7 million, or 22.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Print revenue decreased by $3.9 million, or 4.5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease in Print revenue was primarily driven by the impact of publication timing differences of our U.S directories, as a result of our Print agreements having greater than 12 month terms, as well as the continued secular decline in U.S. and international industry demand for Print services.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 18 months for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 18 months, depending on the publication cycle of the individual published directory, which does not make comparing quarterly revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The Company recognized revenue for more published directories during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase in published directories was more than offset by the secular decline in industry demand for Print services, resulting in an overall 33% decline in revenue for the quarter when comparing on a publication-by-publication basis.
Digital revenue decreased by $38.8 million, or 37.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Digital revenue further decreased as a result of the Company’s strategic decision during the fourth quarter of 2023 to accelerate the upgrade of clients from its digital Marketing Services solutions to its SaaS solutions.
Thryv SaaS Revenue
Thryv SaaS revenue increased by $15.3 million, or 24.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was driven by increased demand for our Thryv SaaS solutions as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients. SaaS revenue also increased as a result of the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS solutions.

Cost of Services

Cost of services decreased by $15.8 million, or 17.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution, digital and fulfillment costs by $7.3 million, contract services by $3.4 million, software expense by $1.7 million, and employee-related expenses by $1.3 million. Additionally, depreciation and amortization expense decreased by $1.8 million, driven by the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $11.5 million, or 7.2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of the decline in revenue and strategic cost saving initiatives. Our gross margin increased by 260 basis points to 66.3% for the three months ended June 30, 2024 compared to 63.7% for the three months ended June 30, 2023. This increase was primarily due to an increase in sales of our higher margin SaaS solutions and the reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $10.3 million, or 13.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in employee-related costs and contract services expense of $4.7 million due to strategic cost-saving initiatives, a decrease in sales commissions of $3.4 million due to new sales commissions plans and revised targets and a decrease in advertising expenses of $0.9 million.

General and Administrative

General and administrative expense decreased by $1.9 million, or 3.5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to the absence of an $11.5 million loss on settlement of indemnification asset that was recorded during the three months ended June 30, 2023. The decrease was partially offset by an increase in employee-related costs of $2.8 million, an increase in third-party fees associated with our debt refinancing of $2.0 million, an increase in severance expense of $1.3 million, and an increase in stock-based compensation of $1.2 million.

Other Income (Expense)

Interest Expense

Interest expense decreased by $4.1 million, or 25.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven primarily by the lower outstanding debt balances resulting from the New Term Loan and New ABL Facility as well as lower interest rates on our New Term Loan and New ABL Facility.

Other Components of Net Periodic Pension Cost

Other components of net periodic pension cost decreased by $0.3 million for the three months ended June 30, 2024. This decrease was primarily due a decrease of $2.6 million in interest cost, due to lower interest rates, partially offset by a settlement gain of $0.4 million and a remeasurement gain of $1.3 million that was recorded during the three months ended June 30, 2023. No settlement gain or remeasurement gain was recorded during the three months ended June 30, 2024.

Other Expense

Other expense increased by $5.4 million for the three months ended June 30, 2024. This increase was primarily due to a loss on extinguishment of debt of $6.6 million recorded during the three months ended June 30, 2024, partially offset by an increase in foreign-currency related gain of $1.2 million.

Income Tax (Expense) Benefit
The Company's effective tax rate (“ETR”) was 54.4% and (27.3%) for the three months ended June 30, 2024 and 2023, respectively. The Company's ETR differs from the U.S. statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, change in valuation allowance due to expiring net operating losses, and the discrete impact of the debt refinancing discussed in Note 8, Debt Obligations.

Adjusted EBITDA

Adjusted EBITDA decreased by $10.1 million, or 14.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in Adjusted EBITDA was primarily driven by the secular decline in our Thryv Marketing Services segment. The decrease was partially offset by the growth in our Thryv SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Six Months Ended June 30,
	2024 (1)		2023 (1)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$457,708	100%	$496,976	100%
Cost of services	155,479	34.0%	182,083	36.6%
Gross profit	302,229	66.0%	314,893	63.4%

Operating expenses:
Sales and marketing	135,500	29.6%	152,026	30.6%
General and administrative	104,257	22.8%	101,375	20.4%
Total operating expenses	239,757	52.4%	253,401	51.0%

Operating income	62,472	13.6%	61,492	12.4%

Other income (expense):
Interest expense	(25,534)	5.6%	(32,780)	6.6%
Other components of net periodic pension cost	(3,162)	0.7%	(1,986)	0.4%
Other expense	(7,789)	0.3%	(366)	0.1%
Income before income tax expense	25,987	5.7%	26,360	5.3%
Income tax expense	(12,015)	2.6%	(1,068)	0.2%
Net income	$13,972	3.1%	$25,292	5.1%
Other financial data:
Adjusted EBITDA(2)	$113,428	24.8%	$127,908	25.7%
Adjusted Gross Profit(3)	$314,218		$329,822
Adjusted Gross Margin(4)	68.7%		66.4%
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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands of $)	(unaudited)
Thryv Marketing Services	$305,592	$374,589	$(68,997)	(18.4)%
Thryv SaaS	152,116	122,387	29,729	24.3%
Revenue	$457,708	$496,976	$(39,268)	(7.9)%
Revenue decreased by $39.3 million, or 7.9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was driven by a decrease in Thryv Marketing Services revenue of $69.0 million partially offset by an increase in Thryv U.S. SaaS revenue of $29.7 million.
Thryv Marketing Services Revenue
Thryv Marketing Services revenue decreased by $69.0 million, or 18.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Print revenue increased by $3.4 million, or 2.1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12 month terms, and the continued secular decline in industry demand for Print services, which is partially offset by increasing the terms of our new Print publications from 15 months to 18 months.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 18 months for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 18 months, depending on the publication cycle of the individual published directory, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The Company recognized revenue for more published directories during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase in published directories was partially offset the secular decline in industry demand for Print services, resulting in an overall 32% decline in revenue for the six months ended June 30, 2024 when comparing on a publication-by-publication basis.
Digital revenue decreased by $72.4 million, or 34.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily driven by a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. Digital revenue further decreased as a result of the Company’s strategic decision during the fourth quarter of 2023 to accelerate the upgrade of clients from its digital Marketing Services solutions to its SaaS solutions.
Thryv SaaS Revenue
Thryv SaaS revenue increased by $29.7 million, or 24.3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was driven by increased demand for our Thryv SaaS solutions as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients. SaaS revenue also increased as a result of the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS solutions.

Cost of Services

Cost of services decreased by $26.6 million, or 14.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $12.1 million, contract services by $6.5 million, employee-related expenses by $2.4 million and software expense by $2.2 million. Additionally, depreciation and amortization expense decreased $3.0 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $12.7 million, or 4.0%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Our gross margin increased by 260 basis points to 66.0% for the six months ended June 30, 2024 compared to 63.4% for the six months ended June 30, 2023. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of decline in revenue and strategic cost saving initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $16.5 million, or 10.9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in employee-related costs and contract services expense of $7.5 million due to strategic cost-saving initiatives, a decrease in sales commissions of $4.5 million due to new sales commissions plans and revised targets, a decrease in stock-based compensation of $2.3 million and a decrease in advertising expenses of $1.0 million.

General and Administrative

General and administrative expense increased by $2.9 million, or 2.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase in employee-related costs of $3.4 million, an increase in severance expense of $3.2 million, an increase in stock-based compensation of $2.7 million, an increase in third-party fees associated with our debt refinancing of $2.0 million, and an increase in bad debt expense of $1.7 million. The increase was partially offset by the absence of a $10.7 million loss on settlement of indemnification asset that was recorded during the six months ended June 30, 2023.

Other Income (Expense)

Interest Expense

Interest expense decreased by $7.2 million, or 22.1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven primarily by the lower outstanding debt balances resulting from our New Term Loan, Term Loan and New ABL Facility, as well as lower interest rates on our New Term Loan and New ABL Facility.

Other Components of Net Periodic Pension Cost

Other components of net periodic pension cost increased by $1.2 million for the six months ended June 30, 2024. This increase was primarily due to the absence of a settlement gain of $0.4 million and a remeasurement gain of $1.3 million that was recorded during the six months ended June 30, 2023. No settlement gain or remeasurement gain was recorded during the six months ended June 30, 2024.

Other Expense

Other expense increased by $7.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to a loss on extinguishment of debt of $6.6 million recorded during the six months ended June 30, 2024, as well as in increase in foreign-currency related loss of $0.8 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Income Tax Expense
The Company's effective tax rate (“ETR”) was 46.2% and 4.1% for the six months ended June 30, 2024 and 2023, respectively. The Company's ETR differs from the U.S. statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, change in valuation allowance due to expiring net operating losses, and the discrete impact of the debt refinancing discussed in Note 8, Debt Obligations.

Adjusted EBITDA

Adjusted EBITDA decreased by $14.5 million, or 11.3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in Adjusted EBITDA was primarily driven by the secular decline in our Thryv Marketing Services segment. The decrease was partially offset by the growth in our Thryv SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income plus Interest expense, Income tax expense, Depreciation and amortization expense, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense, and non-operating expenses, such as, Other components of net periodic pension cost, Loss on early extinguishment of debt, Non-cash gain from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and Stock-based compensation expense.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA
Net income	$5,548	$15,978	$13,972	$25,292
Interest expense	12,175	16,292	25,534	32,780
Depreciation and amortization expense	14,072	15,667	28,625	31,098
Stock-based compensation expense (1)	6,353	5,798	11,642	11,191
Restructuring and integration expenses (2)	7,553	3,921	12,818	9,261
Income tax expense (benefit)	6,618	(3,428)	12,015	1,068
Transaction costs (3)	—	—	—	373
Other components of net periodic pension cost (4)	1,581	1,865	3,162	1,986
Loss on early extinguishment of debt (5)	6,638	—	6,638	—
Non-cash loss from remeasurement of indemnification asset (6)	—	11,490	—	10,734
Other (7)	(1,224)	1,856	(978)	4,125
Adjusted EBITDA	$59,314	$69,439	$113,428	$127,908
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 10, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(2)For the three and six months ended June 30, 2024 and 2023, expenses related to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, and costs associated with abandoned facilities and system consolidation.
(3)Expenses related to the Yellow Acquisition and other transaction costs.

(4)Other components of net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of Other components of net periodic pension cost relates to periodic mark-to-market pension remeasurement.
(5)In connection with the debt refinancing completed on May 1, 2024, the Company recorded a Loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs on the Company's Prior Term Loan and Prior ABL Facility. See Note 8, Debt Obligations, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(6)In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date. See Note 4, Fair Value Measurements, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(7)Other primarily includes foreign exchange-related expense (income).
The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross Margin:

	Three Months Ended June 30, 2024
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$96,299	$52,289	$148,588
Plus:
Depreciation and amortization expense	3,989	1,877	5,866
Stock-based compensation expense	98	76	174
Adjusted Gross Profit	$100,386	$54,242	$154,628
Gross Margin	65.8%	67.2%	66.3%
Adjusted Gross Margin	68.6%	69.7%	69.0%

	Three Months Ended June 30, 2023
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$120,875	$39,210	$160,085
Plus:
Depreciation and amortization expense	6,208	1,416	7,624
Stock-based compensation expense	119	54	173
Adjusted Gross Profit	$127,202	$40,680	$167,882
Gross Margin	64.0%	62.8%	63.7%
Adjusted Gross Margin	67.3%	65.1%	66.8%

	Six Months Ended June 30, 2024
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$200,845	$101,384	$302,229
Plus:
Depreciation and amortization expense	8,061	3,581	11,642
Stock-based compensation expense	211	136	347
Adjusted Gross Profit	$209,117	$105,101	$314,218
Gross Margin	65.7%	66.6%	66.0%
Adjusted Gross Margin	68.4%	69.1%	68.7%

	Six Months Ended June 30, 2023
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$238,529	$76,364	$314,893
Plus:
Depreciation and amortization expense	11,905	2,702	14,607
Stock-based compensation expense	222	100	322
Adjusted Gross Profit	$250,656	$79,166	$329,822
Gross Margin	63.7%	62.4%	63.4%
Adjusted Gross Margin	66.9%	64.7%	66.4%

Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv, Inc., who in turn generates cash flow from its own operations and operations of its subsidiaries, and has cash and cash equivalents on hand, funds provided under the New Term Loan and funds available under the New ABL Facility. The agreements governing our debt may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our New ABL Facility will be sufficient to meet our liquidity requirements, such as working capital requirements for our operations, business development and investment activities, and debt payment obligations, for the following 12 months. Any projections of future earnings and cash flows are subject to substantial uncertainty. Our future success and capital adequacy will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to address our annual cash obligations and reduce our outstanding debt, all of which are subject to general economic, financial, competitive, and other factors beyond our control. We continue to monitor our capital requirements to ensure our needs are in line with available capital resources.

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

Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,		$
	2024	2023	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$27,660	$57,736	$(30,076)
Investing activities	(16,230)	(23,130)	6,900
Financing activities	(10,514)	(34,951)	24,437
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(448)	(240)	(208)
Increase (decrease) in cash, cash equivalents and restricted cash	$468	$(585)	$1,053

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $30.1 million, or 52.1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to changes in working capital, particularly accounts receivable, which was primarily impacted by the timing of payments and an overall decline in our sales. Additionally, the Company made tax payments of $13.3 million for the six months ended June 30, 2024 compared to taxes paid of $7.4 million for the six months ended June 30, 2023. This was offset by lower interest payments of $5.2 million compared to the six months ended June 30, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $6.9 million, or 29.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to $8.9 million of cash paid related to the Yellow Acquisition during the six months ended June 30, 2023. This was partially offset by a $2.2 million increase in capital expenditures related to the development of our SaaS solutions.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $24.4 million, or 69.9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily due to $20.7 million of net proceeds from the Company's Prior Term Loan and New Term Loan agreements during the six months ended June 30, 2024, compared to $52.5 million of net payments on the Company's Prior Term Loan during the six months ended June 30, 2023. The net proceeds during 2024 was due to the New Term Loan credit agreement entered into on May 1, 2024. This increase in proceeds was partially offset by $30.8 million of net payments on the Company's Prior ABL Facility and New ABL Facility during the six months ended June 30, 2024, compared to $13.7 million of net proceeds on the Company's Prior ABL Facility during the six months ended June 30, 2023. The Company also paid $5.3 million of debt issuance costs during the six months ended June 30, 2024 related to the New Term Loan.

Debt
Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “New Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The New Term Loan established a senior secured term loan facility (the “New Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 31.8% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of June 30, 2024, 31.8% of the New Term Loan was held by a related party who was an equity holder of the Company as of that date.

The New Term Loan Facility matures on May 1, 2029 and borrowings under the New Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The New Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the New Term Loan, and (ii) $35.0 million per year thereafter.
ABL Facility
On May 1, 2024, the Company entered into a new Credit Agreement (the “ABL Credit Agreement”), which established a new $85.0 million asset-based revolving loan facility (the “New ABL Facility”). The New ABL Facility refinanced the Company’s previous asset-based revolving loan facility (the “Prior ABL Facility”). Proceeds of the New ABL Facility may be used by the Company for ongoing general corporate purposes and working capital.

The New ABL Facility matures on May 1, 2028 and borrowings under the New ABL Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum, depending on the average excess availability under the New ABL Facility, equal to (i) 2.50% to 2.75% (for SOFR loans) and (ii) 1.50% to 1.75% (for base rate loans). The fee for undrawn commitments under the New ABL Facility is equal to 0.375% per annum.

As of June 30, 2024, the Company had borrowing base availability of $64.8 million. As a result of certain restrictions in the Company's debt agreements, as of June 30, 2024, approximately $54.2 million was available to be drawn upon under the New ABL Facility.
We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the New Term Loan Facility, payments of the New Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the New Term Loan Facility). We are in compliance with all covenants under the New Term Loan and New ABL Facility as of June 30, 2024. We had total recorded debt outstanding of $342.1 million (net of $12.3 million of unamortized original issue discount (“OID”) and debt issuance cost) at June 30, 2024, which was comprised of amounts outstanding under the New Term Loan of $336.4 million and New ABL Facility of $18.0 million.
Share Repurchase Program
On April 30, 2024, the Board authorized a new share repurchase program (the “Share Repurchase Program”), under which the Company may repurchase up to $40 million in shares of common stock through April 30, 2029. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s New Term Loan and ABL Credit Agreement. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.
On June 20, 2024, the Company repurchased approximately 26,495 shares of its outstanding common stock. The total purchase price of this transaction was approximately $0.5 million. The shares acquired were recorded as Treasury stock upon repurchase.
Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2023 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2024, we had total recorded debt outstanding of $342.1 million (net of $12.3 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our New Term Loan of $336.4 million and New ABL Facility of $18.0 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $3.5 million annually, based on the debt outstanding at June 30, 2024.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the disclosure in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchase activity based on settlement date for the quarter ended June 30, 2024 (the “Second Quarter”).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
June 1, 2024 - June 30, 2024	26,495	$18.83	26,495	$39.5 million
Total	26,495		26,495

On April 30, 2024, the Board authorized a share repurchase plan under which the Company may repurchase up to $40 million in shares of common stock through April 30, 2029. During the Second Quarter, we repurchased 26,495 shares of our common stock at a cost of approximately $0.5 million. As of June 30, 2024, we had approximately $39.5 million of repurchase authorizations remaining under the repurchase plan.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and six months ended June 30, 2024.

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

10.2
Credit Agreement among Thryv Holdings, Inc., Thryv, Inc., the other borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent, dated as of May 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

August 1, 2024	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 1, 2024	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)