Form 10-Q/A
period 2024-03-31
Thryv Holdings, Inc.
filed 2024-08-19
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Thryv Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (“2024 Q1 Form 10-Q”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 2, 2024, to file corrected officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-Q/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted. Except as described above, no other changes have been made to the 2024 Q1 Form 10-Q, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the 2024 Q1 Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the 2024 Q1 Form 10-Q and with our filings with the SEC subsequent to the 2024 Q1 Form 10-Q.

In this Form 10-Q/A, references to “we,” “our,” “us,” “Thryv” and the “Company” refer to Thryv Holdings, Inc., including its consolidated subsidiaries.

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