Form 10-Q/A
period 2024-06-30
Thryv Holdings, Inc.
filed 2024-08-19
CIK 1556739

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

EXPLANATORY NOTE

Thryv Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (“2024 Q2 Form 10-Q”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 1, 2024, to file corrected officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-Q/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted. Except as described above, no other changes have been made to the 2024 Q2 Form 10-Q, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the 2024 Q2 Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the 2024 Q2 Form 10-Q and with our filings with the SEC subsequent to the 2024 Q2 Form 10-Q.

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