Form 10-Q
period 2024-09-30
Thryv Holdings, Inc.
filed 2024-11-07
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR

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
Yes ☐ No ☒

As of November 5, 2024, there were 42,044,826 shares of the registrant's common stock outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Accordingly, we caution you against relying on forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•significant competition for our Marketing Services solutions and Software as a Service ("SaaS") offerings, including from companies that use components of our SaaS offerings provided by third parties;
•our ability to maintain profitability;
•our ability to manage our growth effectively;
•our ability to upgrade our Marketing Services clients to our Thryv platform, sell our platform into new markets or further penetrate existing markets;
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
•our ability to complete acquisitions and the successful integration of such acquisitions, including our recently completed acquisition of Infusion Software, Inc. d/b/a Keap (“Keap” and the acquisition of Keap, the “Keap Acquisition”), and any failure of an acquired business to achieve its plans and objectives or realize any expected benefit from any such acquisition;
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
•costs, liabilities and reputational harm resulting from regulatory investigations, including the subpoena from the Division of Enforcement of the SEC;
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenue	$179,852	$183,822	$637,560	$680,798
Cost of services	67,871	80,178	223,350	262,261
Gross profit	111,981	103,644	414,210	418,537

Operating expenses:
Sales and marketing	66,484	74,755	201,984	226,781
General and administrative	50,972	48,267	155,229	149,642
Impairment charges	83,094	—	83,094	—
Total operating expenses	200,550	123,022	440,307	376,423

Operating (loss) income	(88,569)	(19,378)	(26,097)	42,114
Other income (expense):
Interest expense	(8,194)	(15,131)	(31,554)	(47,911)
Interest expense, related party	(3,320)	—	(5,494)	—
Other components of net periodic pension cost	(1,581)	(1,902)	(4,743)	(3,888)
Other income (expense)	218	(876)	(7,571)	(1,242)
(Loss) before income tax benefit (expense)	(101,446)	(37,287)	(75,459)	(10,927)
Income tax benefit (expense)	5,375	10,241	(6,640)	9,173
Net (loss)	$(96,071)	$(27,046)	$(82,099)	$(1,754)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,330	(1,842)	1,132	(4,332)
Comprehensive (loss)	$(94,741)	$(28,888)	$(80,967)	$(6,086)

Net (loss) per common share:
Basic	$(2.65)	$(0.78)	$(2.28)	$(0.05)
Diluted	$(2.65)	$(0.78)	$(2.28)	$(0.05)

Weighted-average shares used in computing basic and diluted net (loss) per common share:
Basic	36,308,992	34,848,899	35,983,826	34,619,794
Diluted	36,308,992	34,848,899	35,983,826	34,619,794
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$12,453	$18,216
Accounts receivable, net of allowance of $18,890 in 2024 and $14,926 in 2023	176,364	205,503
Contract assets, net of allowance of $33 in 2024 and $35 in 2023	9,068	2,909
Taxes receivable	2,706	3,085
Prepaid expenses	18,383	17,771
Deferred costs	10,184	16,722
Other current assets	1,780	2,662
Total current assets	230,938	266,868
Fixed assets and capitalized software, net	37,142	38,599
Goodwill	218,884	302,400
Intangible assets, net	3,453	18,788
Deferred tax assets	139,769	128,051
Other assets	24,567	28,464
Total assets	$654,753	$783,170

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,946	$10,348
Accrued liabilities	98,439	105,903
Current portion of unrecognized tax benefits	25,623	23,979
Contract liabilities	32,534	44,558
Current portion of Term Loan	35,783	70,000
Current portion of Term Loan, related party	16,717	—
Other current liabilities	5,906	8,402
Total current liabilities	221,948	263,190
Term Loan, net	157,794	230,052
Term Loan, net, related party	75,610	—
ABL Facility	21,900	48,845
Pension obligations, net	73,723	69,388
Other liabilities	9,246	18,995
Total long-term liabilities	338,273	367,280
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 63,840,032 shares issued and 36,322,417 shares outstanding at September 30, 2024; and 62,660,783 shares issued and 35,302,746 shares outstanding at December 31, 2023	638	627
Additional paid-in capital	1,177,078	1,151,259
Treasury stock - 27,517,615 shares at September 30, 2024 and 27,358,037 shares at December 31, 2023	(488,824)	(485,793)
Accumulated other comprehensive loss	(14,059)	(15,191)
Accumulated deficit	(580,301)	(498,202)
Total stockholders' equity	94,532	152,700
Total liabilities and stockholders' equity	$654,753	$783,170
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended September 30, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2024	63,808,097	$638	$1,170,798	(27,513,828)	$(488,757)	$(15,389)	$(484,230)	$183,060
Issuance of shares related to stock-based compensation	31,935	—	269	(3,787)	(67)	—	—	202
Stock-based compensation expense	—	—	6,011	—	—	—	—	6,011
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,330	—	1,330
Net (loss)	—	—	—	—	—	—	(96,071)	(96,071)
Balance as of September 30, 2024	63,840,032	$638	$1,177,078	(27,517,615)	$(488,824)	$(14,059)	$(580,301)	$94,532

Three Months Ended September 30, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2023	61,832,315	$618	$1,121,804	(27,355,029)	$(485,730)	$(18,751)	$(213,615)	$404,326
Issuance of shares related to stock-based compensation	42,695	1	476	(1,658)	(38)	—	—	439
Exercise of stock warrants	646,016	6	15,751	—	—	—	—	15,757
Stock-based compensation expense	—	—	5,462	—	—	—	—	5,462
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,842)	—	(1,842)
Net (loss)	—	—	—	—	—	—	(27,046)	(27,046)
Balance as of September 30, 2023	62,521,026	$625	$1,143,493	(27,356,687)	$(485,768)	$(20,593)	$(240,661)	$397,096

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Nine Months Ended September 30, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	62,660,783	$627	$1,151,259	(27,358,037)	$(485,793)	$(15,191)	$(498,202)	$152,700
Issuance of shares related to stock-based compensation	1,179,249	11	8,166	(133,083)	(2,532)	—	—	5,645
Stock-based compensation expense	—	—	17,653	—	—	—	—	17,653
Purchase of treasury stock	—	—	—	(26,495)	(499)	—	—	(499)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,132	—	1,132
Net (loss)	—	—	—	—	—	—	(82,099)	(82,099)
Balance as of September 30, 2024	63,840,032	$638	$1,177,078	(27,517,615)	$(488,824)	$(14,059)	$(580,301)	$94,532

Nine Months Ended September 30, 2023
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267
Issuance of shares related to stock-based compensation	589,792	6	5,247	(57,191)	(1,129)	—	—	4,124
Exercise of stock warrants	651,855	6	15,892	—	—	—	—	15,898
Stock-based compensation expense	—	—	16,653	—	—	—	—	16,653
Settlement of indemnification asset	—	—	—	(613,954)	(15,760)	—	—	(15,760)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4,332)	—	(4,332)
Net (loss)	—	—	—	—	—	—	(1,754)	(1,754)
Balance as of September 30, 2023	62,521,026	$625	$1,143,493	(27,356,687)	$(485,768)	$(20,593)	$(240,661)	$397,096

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net (loss)	$(82,099)	$(1,754)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	41,144	46,940
Amortization of deferred commissions	14,251	10,304
Amortization of debt issuance costs	3,151	4,080
Deferred income taxes	(11,823)	808
Provision for credit losses and service credits	16,496	15,594
Stock-based compensation expense	17,653	16,653
Other components of net periodic pension cost	4,743	3,888
Impairment charges	83,094	—
Loss on foreign currency exchange rates	933	164
Non-cash loss from the remeasurement of the indemnification asset	—	10,734
Loss on early extinguishment of debt	6,638	—
Other	(3,167)	—
Changes in working capital items, excluding acquisitions:
Accounts receivable	18,161	59,238
Contract assets	(6,160)	1,111
Prepaid expenses and other assets	(7,079)	23,489
Accounts payable and accrued liabilities	(14,108)	(63,469)
Other liabilities	(18,188)	(24,132)
Net cash provided by operating activities	63,640	103,648

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(24,730)	(22,920)
Acquisition of a business, net of cash acquired	—	(8,897)
Other	—	(215)
Net cash used in investing activities	(24,730)	(32,032)

Cash Flows from Financing Activities
Proceeds from Term Loan	234,256	—
Proceeds from Term Loan, related party	109,444	—
Payments of Term Loan	(345,151)	(95,000)
Payments of Term Loan, related party	(16,717)	—
Proceeds from ABL Facility	247,579	697,234
Payments of ABL Facility	(274,524)	(694,395)
Debt issuance costs	(5,480)	—
Purchase of treasury stock	(499)	—
Proceeds from exercise of stock warrants	—	15,899
Other	5,646	4,124
Net cash used in financing activities	(45,446)	(72,138)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(120)	(707)
(Decrease) in cash, cash equivalents and restricted cash	(6,656)	(1,229)
Cash, cash equivalents and restricted cash, beginning of period	20,530	18,180
Cash, cash equivalents and restricted cash, end of period	$13,874	$16,951
Supplemental Information
Cash paid for interest	$35,299	$44,029
Cash paid for income taxes, net	$14,960	$7,605

Non-cash investing and financing activities
Repurchase of Treasury stock as a result of the settlement of the indemnification asset	$—	$15,760
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

During the first quarter of 2024, the Company changed the internal reporting provided to the chief operating decision maker (“CODM”). As a result, the Company reevaluated its segment reporting and determined that Thryv U.S. Marketing Services and Thryv International Marketing Services should be reflected as a single reportable segment, and that Thryv U.S. SaaS and Thryv International SaaS should be reflected as a single reportable segment. As such, beginning on January 1, 2024, the results of our Marketing Services and SaaS businesses are presented as two reportable segments. Comparative prior periods have been recast to reflect the current presentation.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2023.

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

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no changes to the Company's significant accounting policies during the three and nine months ended September 30, 2024.

Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

(in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$12,453	$14,676
Restricted cash, included in Other current assets	1,421	2,275
Total cash, cash equivalents and restricted cash	$13,874	$16,951

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

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the three and nine months ended September 30, 2024, the Company recognized revenue of $1.0 million and $37.8 million, respectively, that was recorded in Contract liabilities as of December 31, 2023. For the three and nine months ended September 30, 2023, the Company recognized revenue of $1.6 million and $40.6 million, respectively, that was recorded in Contract liabilities as of December 31, 2022.

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

As of September 30, 2024 and December 31, 2023, the Company no longer recorded a Level 1 indemnification asset because it was settled on June 22, 2023. A loss of $10.7 million from the change in fair value of the Company’s Level 1 indemnification asset during the nine months ended September 30, 2023 was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive (loss). The $15.8 million Indemnity Amount, which was the fair value of the shares returned to treasury, was recorded in Treasury stock on the Company's consolidated balance sheets, along with the 613,954 shares that the Company received from the sellers, as of September 30, 2023.

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
The following table sets forth the carrying amount and fair value of the New Term Loan and Prior Term Loan:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Term Loan, net	$285,904	$290,372	$—	$—
Prior Term Loan, net	—	—	300,052	300,052

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

Based on the initial success of client conversions from digital Marketing Services solutions to SaaS solutions, the Company made a strategic decision during the third quarter of 2024 to terminate its Marketing Services solutions by the end of 2028. This strategic decision resulted in an additional accelerated decline in estimated future cash flows, partially offset by operating cost savings from terminating our Marketing Services solutions, and the Company concluded a triggering event had occurred in the Thryv Marketing Services reporting unit during the third quarter of 2024. As a result, the Company recorded a non-cash impairment charge of $83.1 million during the third quarter 2024, reducing the goodwill in its Thryv Marketing Services reporting unit to zero. No goodwill impairment charge was recorded on the Company's other reporting unit during the three and nine months ended September 30, 2024 and 2023.

The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its reporting units for this interim impairment test. The estimated fair value of the Company’s Marketing Services reporting unit was below its carrying value, including goodwill. The historical secular decline in industry demand for Print services, the historical trending decline in the Company’s Marketing Services client base, continued competition in the consumer search and display space and the projected decline in cash flows from an estimated conversion of certain clients from digital Marketing Services solutions to SaaS solutions impacted the assumptions used to estimate the discounted future cash flows of the Company’s Marketing Services reporting unit for purposes of performing the goodwill impairment test.

The fair value of the Company's SaaS reporting unit substantially exceeded its carrying value.

The following table sets forth the changes in the carrying amount of the Company's goodwill for the nine months ended September 30, 2024 and the year ended December 31, 2023.

(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Balance as of December 31, 2022	$347,120	$218,884	$566,004
Yellow Acquisition (1)	5,129	—	5,129
Impairments	(268,800)	—	(268,800)
Effects of foreign currency translation	67	—	67
Balance as of December 31, 2023	$83,516	$218,884	$302,400
Impairments	(83,094)	—	(83,094)
Effects of foreign currency translation	(422)	—	(422)
Balance as of September 30, 2024	$—	$218,884	$218,884
(1)    Yellow was included in the Thryv Marketing Services reporting unit.

In the first quarter of 2024, the Company changed its reporting structure from four to two reporting units. Accordingly, the Company assessed its goodwill for impairment under a four reporting unit structure prior to the assessment. Upon completion of this assessment, the Company determined that no impairment existed. Subsequent to this review and after allocating goodwill to the new reporting units based on relative fair value, the Company reassessed goodwill for impairment at the new reporting unit level (i.e., the Marketing Services and SaaS reporting units). Based upon each of these assessments, the Company determined no impairment existed for either of the Company's reporting units.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$801,263	$(798,682)	$2,581	1.6
Trademarks and domain names	224,748	(223,986)	762	4.0
Covenants not to compete	4,921	(4,811)	110	1.1
Total intangible assets	$1,030,932	$(1,027,479)	$3,453	2.1

	As of December 31, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$799,882	$(787,736)	$12,146	1.4
Trademarks and domain names	224,423	(220,886)	3,537	1.9
Covenants not to compete	10,446	(7,341)	3,105	0.8
Total intangible assets	$1,034,751	$(1,015,963)	$18,788	1.4

Amortization expense for intangible assets for the three and nine months ended September 30, 2024 was $3.3 million and $13.7 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2023 was $6.4 million and $19.1 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2024 (remaining)	$937
2025	1,912
2026	420
2027	140
2028	44
Total	$3,453

As a result of the goodwill impairment noted above, the Company performed impairment tests during the third quarter of 2024 on its intangible assets and other long-lived assets within the Marketing Services reporting unit. Based on the Company’s analysis, the carrying values of the Company’s definite-lived intangible assets and other long-lived assets were determined to be recoverable, and no impairment was recognized. Accordingly, no impairment charges were recorded during the three and nine months ended September 30, 2023 and 2024.

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses as of September 30, 2024 and 2023:

(in thousands)	2024	2023
Balance as of January 1	$14,961	$14,799
Additions (1)	12,256	10,397
Deductions (2)	(8,294)	(11,409)
Balance as of September 30 (3)	$18,923	$13,787

(1)    For the nine months ended September 30, 2024 and 2023, the Company recorded a provision for credit losses of $12.3 million and $10.4 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive (loss). For the three months ended September 30, 2024 and 2023, the Company recorded a provision for credit losses of $3.3 million and $3.1 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive (loss).

(2)    For the nine months ended September 30, 2024 and 2023, the deductions represent amounts written off as uncollectible, net of recoveries.

(3)    As of September 30, 2024, $18.9 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of September 30, 2023, $13.8 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Accrued salaries and related expenses	$49,927	$57,357
Accrued expenses	39,153	37,889
Accrued taxes	7,122	8,832
Accrued service credits	2,237	1,825
Accrued liabilities	$98,439	$105,903

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of September 30, 2024 and December 31, 2023:

(in thousands)	Maturity	Interest Rate		September 30, 2024	December 31, 2023
New Term Loan	May 1, 2029	SOFR +	6.75%	$297,500	$—
Prior Term Loan	March 1, 2026	SOFR +	8.5%	—	309,368
New ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	21,900	—
Prior ABL Facility	March 1, 2026	SOFR +	3.0%	—	48,845
Unamortized original issue discount and debt issuance costs				(11,596)	(9,316)
Total debt obligations				$307,804	$348,897
Current portion of New Term Loan/Prior Term Loan				(52,500)	(70,000)
Total long-term debt obligations				$255,304	$278,897

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “New Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The New Term Loan established a senior secured term loan facility (the “New Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 31.8% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of September 30, 2024, 31.8% of the New Term Loan was held by a related party who was an equity holder of the Company as of that date.

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

Accordingly, total third-party fees paid were $6.1 million, of which $2.0 million was immediately charged to General and administrative expense on the Company's consolidated statement of operations and comprehensive (loss). The remaining third-party fees of $4.1 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the New Term Loan, using the effective interest method. Additionally, there were unamortized debt issuance costs which includes third-party fees and original issue discount costs of $7.8 million on the Prior Term Loan, of which $5.4 million was written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive (loss). The remaining unamortized debt issuance costs of $2.4 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the New Term Loan, using the effective interest method.

The Company has recorded accrued interest of $0.1 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

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

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the New Term Loan, which shall not be 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the New Term Loan), which shall not be less than the quarterly thresholds set forth in the New Term Loan Agreement as of the last day of each fiscal quarter. As of September 30, 2024, the Company was in compliance with its New Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

The Company accounted for this transaction as an extinguishment of the Prior ABL Facility. Total third-party fees and lender fees of $1.2 million associated with the New ABL Facility, were deferred as debt issuance costs and will be amortized as interest expense, over the term of the New ABL Facility. Additionally, the unamortized debt issuance costs associated with the Prior ABL Facility of $1.2 million, were written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive (loss).

As of September 30, 2024 and December 31, 2023, the Company had debt issuance costs with a remaining balance of $1.1 million and $1.4 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of September 30, 2024, the Company had borrowing base availability of $60.9 million. As a result of certain restrictions in the Company's debt agreements, as of September 30, 2024, approximately $50.3 million was available to be drawn upon under the New ABL Facility.

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

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and

(b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of September 30, 2024, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest cost	$4,824	$5,138	$14,472	$16,048
Expected return on assets	(3,243)	(3,223)	(9,729)	(10,384)
Settlement (gain)	—	—	—	(420)
Remeasurement (gain)	—	(13)	—	(1,356)
Net periodic pension cost	$1,581	$1,902	$4,743	$3,888

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

During the three and nine months ended September 30, 2023, the Company recognized a settlement gain of less than $0.1 million and $0.4 million, respectively, and as a result of an interim actuarial valuation due to the settlement of one of the Company's pension plans, the Company recognized a remeasurement gain of less than $0.1 million and $1.4 million, respectively.

During the three and nine months ended September 30, 2024, the Company made no contributions to the qualified plans and contributions and associated payments of $0.1 million and $0.4 million to the non-qualified plans. During the three and nine months ended September 30, 2023, the Company made no cash contributions to the qualified plans, and contributions and associated payments of $0.1 million and $0.4 million to the non-qualified plans.

For the fiscal year 2024, the Company expects to contribute approximately $10.0 million to the qualified plans and approximately $0.5 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive (loss) during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of services	$160	$174	$507	$496
Sales and marketing	1,915	2,691	5,255	8,303
General and administrative	3,936	2,597	11,891	7,854
Stock-based compensation expense	$6,011	$5,462	$17,653	$16,653

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
RSUs	$3,101	$2,423	$9,685	$7,243
PSUs	2,559	2,379	6,664	6,994
Stock options	145	419	435	1,260
ESPP	206	241	869	1,156
Stock-based compensation expense	$6,011	$5,462	$17,653	$16,653

Restricted Stock Units

The following table sets forth the Company's restricted stock unit (“RSU”) activity during the nine months ended September 30, 2024:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2023	992,464	$21.52
Granted	891,598	18.42
Vested	(440,655)	22.12
Forfeited	(231,440)	19.32
Nonvested balance as of September 30, 2024	1,211,967	$19.44

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

As of September 30, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $15.8 million and is expected to be recognized over a weighted-average period of 1.73 years.

During the nine months ended September 30, 2024, the Company issued an aggregate of 440,655 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table sets forth the Company's performance-based restricted stock unit (“PSU”) activity during the nine months ended September 30, 2024:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2023	1,130,779	$23.68
Granted	693,936	18.89
Vested	(122,241)	26.33
Forfeited	(352,116)	22.31
Nonvested balance as of September 30, 2024	1,350,358	$22.01

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period, relative to certain performance and market conditions. The grant date fair value of PSUs that vest relative to a performance condition is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. The grant date fair value of PSUs that vest relative to a market condition is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of September 30, 2024, the nonvested balance of PSUs that vest based on performance and market conditions are 729,894 and 1,094,821 shares, respectively.

As of September 30, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $12.7 million and is expected to be recognized over a weighted-average period of 1.39 years.

Stock Options

As of September 30, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was less than $0.1 million, and is expected to be recognized over a weighted-average period of less than 0.1 years. As of September 30, 2024, there were 83,334 stock options expected to vest with a weighted-average grant-date fair value of $13.82.

During the nine months ended September 30, 2024, the Company issued an aggregate of 588,611 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

During the nine months ended September 30, 2023, the Company issued an aggregate of 194,435 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the nine months ended September 30, 2024, the Company issued 149,983 shares through the Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2023, the Company issued 189,837 shares through the ESPP.

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

Note 11     Earnings per Share

The following table sets forth the calculation of the Company's basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Basic net (loss) per share:
Net (loss)	$(96,071)	$(27,046)	$(82,099)	$(1,754)
Weighted-average common shares outstanding during the period	36,308,992	34,848,899	35,983,826	34,619,794
Basic net (loss) per share	$(2.65)	$(0.78)	$(2.28)	$(0.05)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Diluted net (loss) per share:
Net (loss)	$(96,071)	$(27,046)	$(82,099)	$(1,754)
Weighted-average basic shares outstanding during the period	36,308,992	34,848,899	35,983,826	34,619,794
Plus: Common stock equivalents associated with stock-based compensation	—	—	—	—
Weighted-average diluted shares outstanding	36,308,992	34,848,899	35,983,826	34,619,794
Diluted net (loss) per share	$(2.65)	$(0.78)	$(2.28)	$(0.05)
The computation of weighted-average diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding RSUs	36,334	—	228,681	218,804
Outstanding PSUs	—	147,914	221,326	238,655
Outstanding ESPP shares	61,442	38,581	228,707	64,091
Outstanding stock warrants	—	—	—	3,489,662

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 5.3% and (8.8%) for the three and nine months ended September 30, 2024, respectively, and 27.5% and 83.9% for the three and nine months ended September 30, 2023, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions, goodwill impairment as further discussed in Note 5, Goodwill and Intangible Assets, and the debt refinance further discussed in Note 8, Debt Obligations.

As of September 30, 2024 and December 31, 2023, the amount of unrecognized tax benefits was $18.1 million and $17.1 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of September 30, 2024 and December 31, 2023, the Company had $10.7 million and $9.0 million, respectively, recorded for interest on the Company's consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $15.6 million within the next 12 months, affecting the Company’s ETR if realized. See Note 13, Contingent Liabilities.

Risks Related to Taxes and Tariffs

The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. We continue to monitor these proposals closely and, if enacted by various countries in which we do business, they may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings. As of the nine months ended September 30, 2024, Pillar Two legislation enacted by countries in which Thryv operates is not expected to materially impact the Company’s taxes in 2024.

Note 13     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, losses are considered probable, but the Company is not able to make a reasonable estimate of the liability because of the uncertainties related to the outcome or the amount or range of potential loss. For these matters, disclosure is made when material, but no amount is reserved. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's consolidated statements of operations and comprehensive (loss), balance sheets or cash flows.

Regulatory Matter

In October 2024, the Company received a subpoena from the Division of Enforcement of the SEC requesting documents and information related to the Company’s previously publicly announced strategic conversion of its clients from its digital marketing services solutions platform to its SaaS solutions platform. The Company is cooperating fully. The SEC noted that the investigation is a fact-finding inquiry and does not mean that it has concluded that anyone has violated the law.

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

As of September 30, 2024 and December 31, 2023, the Company has reserved $27.7 million and $26.1 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. See Note 4, Fair Value Measurements, for a discussion of the Company's former indemnification asset related to these matters.

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the IRC Section 199 tax case. Once finalized, the Draft Settlement will result in a decrease in the unrecognized tax benefit recorded for this tax position. During the year ended December 31, 2023, the Company recorded a measurement adjustment to the uncertain tax position liability to account for the new information received from the Draft Settlement. The Company is in continued discussion with the IRS regarding the finalization of this case and final tax impact that will result. As of September 30, 2024, the final settlement has not been issued by the IRS. Accordingly, the Company does not consider the matter effectively settled.

Note 14     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2024 and 2023:

	Accumulated Other Comprehensive Loss
(in thousands)	2024	2023
Beginning balance at January 1,	$(15,191)	$(16,261)
Foreign currency translation adjustment, net of tax expense of $0.4 million and $1.8 million, respectively	1,132	(4,332)
Ending balance at September 30,	$(14,059)	$(20,593)

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

The following tables summarize the operating results of the Company's reportable segments:

	Three Months Ended September 30, 2024
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$92,797	$87,055	$179,852
Segment Gross Profit	51,374	60,607	111,981
Segment Adjusted EBITDA	9,309	10,314	19,623

	Three Months Ended September 30, 2023
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$116,462	$67,360	$183,822
Segment Gross Profit	60,776	42,868	103,644
Segment Adjusted EBITDA	7,835	(504)	7,331

	Nine Months Ended September 30, 2024
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$398,389	$239,171	$637,560
Segment Gross Profit	252,219	161,991	414,210
Segment Adjusted EBITDA	109,137	23,914	133,051

	Nine Months Ended September 30, 2023
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Revenue	$491,051	$189,747	$680,798
Segment Gross Profit	299,305	119,232	418,537
Segment Adjusted EBITDA	129,717	5,522	135,239
A reconciliation of the Company’s (Loss) before income tax benefit (expense) to total Segment Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
(Loss) before income tax benefit (expense)	$(101,446)	$(37,287)	$(75,459)	$(10,927)
Interest expense	11,514	15,131	37,048	47,911
Depreciation and amortization expense	12,519	15,842	41,144	46,940
Stock-based compensation expense	6,011	5,462	17,653	16,653
Restructuring and integration expenses	4,861	3,584	17,679	12,845
Transaction costs (1)	1,706	—	1,706	373
Other components of net periodic pension cost	1,581	1,902	4,743	3,888
Loss on early extinguishment of debt	—	—	6,638	—
Non-cash loss from remeasurement of indemnification asset	—	—	—	10,734
Impairment charges	83,094	—	83,094	—
Other	(217)	2,697	(1,195)	6,822
Total Segment Adjusted EBITDA	$19,623	$7,331	$133,051	$135,239
(1)Consists of expenses related to the Keap Acquisition during the three and nine months ended September 30, 2024 and the Yellow Acquisition during the nine months ended September 30, 2023.

The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Thryv Marketing Services
Print	$44,174	$22,222	$211,441	$186,082
Digital	48,623	94,240	186,948	304,969
Total Thryv Marketing Services	92,797	116,462	398,389	491,051
Thryv SaaS	87,055	67,360	239,171	189,747
Revenue	$179,852	$183,822	$637,560	$680,798
Revenue by geography is based on the location of the customer. The following table sets forth the Company's disaggregation of Revenue based on geographic region for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$156,016	$157,534	$530,585	$560,795
International	23,836	26,288	106,975	120,003
Revenue	$179,852	$183,822	$637,560	$680,798
Thryv Australia's revenue attributed to the International region was approximately 11.2% and 12.5% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and 14.6% and 16.3% for the nine months ended September 30, 2024 and 2023, respectively. No other individual country from the International region contributed more than 10% of total revenue for the three and nine months ended September 30, 2024 and 2023.

Note 16     Subsequent Events

Keap Acquisition and Equity Offering

On October 31, 2024, the Company acquired all of the outstanding capital stock of Infusion Software, Inc. (“Keap”) for $80.0 million of cash, subject to adjustment. Keap was founded in 2001 and operates a SaaS e-mail marketing and sales platform for small businesses, including products to manage customers, customer relationship management, marketing and e-commerce.

To finance the purchase price, the Company closed an underwritten public offering of 5,715,000 shares of common stock, generating proceeds before expenses of $76.0 million and borrowed $5.5 million under its New ABL Facility.

As a result of limited access to the information required to prepare the initial accounting, the initial accounting for the Keap acquisition is incomplete and we are unable to provide the amounts that will be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, pre-existing contingencies, goodwill or other intangible assets at the time of this Quarterly Report on Form 10-Q.

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest providers of SaaS end-to-end customer experience tools and digital marketing solutions (“Digital”) to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations. We serve approximately 300,000 SMB clients globally through two business segments: Thryv Marketing Services and Thryv SaaS.

Our Thryv Marketing Services segment provides both print and digital solutions and generated $92.8 million and $116.5 million of consolidated revenue for the three months ended September 30, 2024 and 2023, respectively, and $398.4 million and $491.1 million of consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“Print”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display advertising, online presence, and search engine optimization tools. Our Thryv Marketing Services segment includes Thryv Australia Pty Ltd (“Thryv Australia”), and Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company, which we acquired on April 3, 2023 for $8.9 million in cash (the “Yellow Acquisition”), subject to certain adjustments. Thryv Australia and Yellow serve approximately 81,000 and 16,000 Marketing Services SMBs, respectively, many of which we believe are ideal candidates for the Thryv platform.

Our Thryv SaaS segment generated $87.1 million and $67.4 million of consolidated revenue for the three months ended September 30, 2024 and 2023, respectively and $239.2 million and $189.7 million of consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively. Our primary SaaS offerings are comprised of Thryv®, our flagship all-in-one small business management platform (“Thryv Platform”), which includes Command Center, Business Center, Marketing Center, ThryvPaySM, and Thryv Add-Ons. Thryv Command Center enables SMBs to centralize all their internal and external communications through a modular, easily expandable, and customizable platform. Command Center allows an SMB to do the following to provide a centralized inbox for all customer communication:

•Connect their pre-existing email, Facebook and Instagram accounts;
•Install Command Center’s WebChat client on their website; and
•Use Voice over Internet Protocol (“VoIP”) in-platform telephony services, Short Message Service (“SMS”) and video calls.

Thryv Business Center is designed to allow a SMB everything necessary to streamline day-to-day business operations, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, artificial intelligence (“AI”) driven analytics, and lead attribution, helping them understand what marketing is working for them. ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include AI-assisted website development, SEO tools, Google Business Profile optimization, Hub by ThryvSM, and Thryv Leads. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2024, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

Keap Acquisition and Equity Offering

On October 31, 2024, the Company acquired all of the outstanding capital stock of Infusion Software, Inc. (“Keap”) for $80.0 million of cash, subject to adjustment. Keap was founded in 2001 and operates a SaaS e-mail marketing and sales platform for small businesses, including products to manage customers, customer relationship management, marketing and e-commerce. As of June 30, 2024, Keap's customer base consisted of approximately 17,000 subscribers.

To finance the purchase price, the Company closed an underwritten public offering of 5,715,000 shares of common stock, generating proceeds before expenses of $76.0 million and borrowed $5.5 million under its New ABL Facility.

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
Ability to Attract and Retain Clients
Our revenue growth is driven by our ability to attract, retain, and expand the spend of SMB clients. To do so, we must deliver solutions that address the challenges currently faced by SMBs at a value-based price point that SMBs can afford.

Our strategy is to expand the use of our solutions by introducing our SaaS solutions to new SMB clients, as well as our current Thryv Marketing Services clients and our existing SaaS client base - offering them additional SaaS solutions. This strategy includes capitalizing on the increased needs of SMBs for solutions that facilitate a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital. This strategy poses a risk if our Marketing Services clients do not fully embrace the transition to SaaS solutions by increasing their spend.
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
Ability to Grow Through Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently serve SMB markets in the United States, Australia, New Zealand and Canada and plan to leverage strategic acquisitions or initiatives to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. On October 31, 2024, we completed the acquisition of Keap. On April 3, 2023, we completed the acquisition of Yellow, a New Zealand marketing services company. We believe that strategic acquisitions of marketing services companies globally will expand our client base and provide additional opportunities to offer our SaaS solutions.
Print Publication Cycle
We recognize revenue for print services at a point in time upon delivery of the published PYP directories containing customer advertisements to the intended market. Our PYP directories typically have 12-month publication cycles in Australia, 18-month publication cycles in New Zealand, and 15 to 24-month publication cycles in the U.S. As a result, we typically record revenue for each publication only once every 12 to 24 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our PYP directories is therefore directly related to the number of PYP directories we deliver to the intended market each quarter, which can vary based on the timing of the publication cycles.

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

	As of September 30,
(in thousands)	2024	2023
Clients (1)
Marketing Services (2)	251	335
SaaS (3)	96	66
Total (4)	295	364
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
Marketing Services clients decreased by 84 thousand, or 25%, as of September 30, 2024 as compared to September 30, 2023. The decrease in Marketing Services clients was related to the secular decline in the print media industry, significant competition in the digital media space, and from focusing on offering our SaaS solutions to our current Marketing Services clients.
SaaS clients increased by 30 thousand, or 45%, as of September 30, 2024 as compared to September 30, 2023. The increase in SaaS clients was primarily driven by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS solutions, as well as continuing to focus on new SaaS client acquisition through improved identification of prospects, improved selling methods, introduction of new product features, and a small but growing international footprint.
Total clients decreased by 69 thousand, or 19%, as of September 30, 2024 as compared to September 30, 2023. The primary driver of the decrease in total clients was the secular decline in the print media business combined with increasing competition in the digital media space, partially offset by an increase in SaaS clients.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ARPU (Monthly)
Marketing Services	$126	$155	$137	$161
SaaS	307	365	333	373

Monthly ARPU for Marketing Services decreased by $29, or 19%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and decreased by $24, or 15%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to larger digital media audiences. This decrease in ARPU was further driven by an ongoing reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Monthly ARPU for SaaS decreased by $58, or 16%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and decreased by $40, or 11%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in SaaS ARPU during the three months ended September 30, 2024 resulted from our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS solutions at a price lower than some of our SaaS products. The sale of our newer Marketing Center product to our SaaS clients offset a portion of the SaaS decline.

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

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,
	2024		2023
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$179,852	100%	$183,822	100%
Cost of services	67,871	37.7%	80,178	43.6%
Gross profit	111,981	62.3%	103,644	56.4%

Operating expenses:
Sales and marketing	66,484	37.0%	74,755	40.7%
General and administrative	50,972	28.3%	48,267	26.3%
Impairment charges	83,094	46.2%	—	—%
Total operating expenses	200,550	111.5%	123,022	66.9%

Operating loss	(88,569)	49.2%	(19,378)	10.5%

Other income (expense):
Interest expense	(11,514)	6.4%	(15,131)	8.2%
Other components of net periodic pension cost	(1,581)	0.9%	(1,902)	1.0%
Other income (expense)	218	0.1%	(876)	0.5%
(Loss) before income tax benefit	(101,446)	56.4%	(37,287)	20.3%
Income tax benefit	5,375	3.0%	10,241	5.6%
Net (loss)	$(96,071)	53.4%	$(27,046)	14.7%
Other financial data:
Adjusted EBITDA(1)	$19,623	10.9%	$7,331	4.0%
Adjusted Gross Profit(2)	$116,839		$110,604
Adjusted Gross Margin(3)	65.0%		60.2%

(1)    See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.
(2)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands of $)	(unaudited)
Thryv Marketing Services	$92,797	$116,462	$(23,665)	(20.3)%
Thryv SaaS	87,055	67,360	19,695	29.2%
Revenue	$179,852	$183,822	$(3,970)	(2.2)%
Revenue decreased by $4.0 million, or 2.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was driven by a decrease in Thryv Marketing Services revenue of $23.7 million, partially offset by an increase in Thryv SaaS revenue of $19.7 million.
Thryv Marketing Services Revenue
Thryv Marketing Services revenue decreased by $23.7 million, or 20.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Print revenue increased by $22.0 million, or 98.8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase in Print revenue was primarily driven by the impact of publication timing differences of our U.S directories, as a result of our Print agreements having greater than 12 month terms. This increase was partially offset by the continued secular decline in U.S. and international industry demand for Print services.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 18 months for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 18 months, depending on the publication cycle of the individual published directory, which does not make comparing quarterly revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The Company recognized revenue for more published directories during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase in published directories was partially offset by the secular decline in industry demand for Print services, resulting in an overall 24% decline in revenue for the quarter when comparing on a publication-by-publication basis.
Digital revenue decreased by $45.6 million, or 48.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the upgrade of clients from its digital Marketing Services solutions to its SaaS solutions. Digital revenue further decreased due to a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
Thryv SaaS revenue increased by $19.7 million, or 29.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS solutions. SaaS revenue also increased as a result of increased demand for our Thryv SaaS solutions as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.

Cost of Services

Cost of services decreased by $12.3 million, or 15.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution, digital and fulfillment costs by $3.6 million, contract services by $2.5 million, employee-related expenses by $2.3 million, and software expense by $1.3 million.

Additionally, depreciation and amortization expense decreased by $2.1 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit increased by $8.3 million, or 8.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Our gross margin also increased by 590 basis points to 62.3% for the three months ended September 30, 2024 compared to 56.4% for the three months ended September 30, 2023. This increase was primarily due to an increase in sales of our higher margin SaaS solutions and the reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms. Additionally, the increase was due to a decrease in cost of services as a result of the decline in revenue and strategic cost saving initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $8.3 million, or 11.1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in employee-related costs of $1.8 million and a decrease in contract services expense of $1.8 million due to strategic cost-saving initiatives, a decrease in advertising expenses of $1.7 million, a decrease in stock-based compensation expense of $0.8 million, and a decrease in sales commissions of $0.7 million due to new sales commissions plans and revised targets. Additionally, depreciation and amortization expense decreased $1.2 million due to the accelerated amortization method used by the Company.

General and Administrative

General and administrative expense increased by $2.7 million, or 5.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to a $1.7 million increase in transaction costs related to the Keap acquisition and an increase in stock-based compensation expense of $1.3 million.
Impairment Charges
Impairment charges increased by $83.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Impairment charges of $83.1 million were recognized as a result of a goodwill impairment in our Thryv Marketing Services reporting unit during the three months ended September 30, 2024, while no impairment charges were recognized in our Thryv Marketing Services reporting unit during the three months ended September 30, 2023.

Other Income (Expense)

Interest Expense

Interest expense decreased by $3.6 million, or 23.9%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven primarily by lower outstanding debt balances as well as lower interest rates.

Other Components of Net Periodic Pension Cost

Other components of net periodic pension cost decreased by $0.3 million for the three months ended September 30, 2024. This decrease was primarily due a decrease of $0.3 million in interest cost, due to lower interest rates. No settlement gain or remeasurement gain was recorded during the three months ended September 30, 2024.

Other Income (Expense)

Other income (expense) increased by $1.1 million for the three months ended September 30, 2024. This increase was primarily due to an increase in foreign-currency related gain of $0.2 million during the three months ended September 30, 2024 compared to a foreign-currency related loss of $0.9 million during the three months ended September 30, 2023.

Income Tax Benefit
The Company's effective tax rate (“ETR”) was 5.3% and 27.5% for the three months ended September 30, 2024 and 2023, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions, goodwill impairment as further discussed in Note 5, Goodwill and Intangible Assets, and the debt refinancing discussed in Note 8, Debt Obligations.

Adjusted EBITDA

Adjusted EBITDA increased by $12.3 million, or 167.7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in Adjusted EBITDA was primarily driven by the increase in sales of our higher margin SaaS solutions. The increase was partially offset by the secular decline in our Thryv Marketing Services segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Nine Months Ended September 30,
	2024 (1)		2023 (1)
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$637,560	100%	$680,798	100%
Cost of services	223,350	35.0%	262,261	38.5%
Gross profit	414,210	65.0%	418,537	61.5%

Operating expenses:
Sales and marketing	201,984	31.7%	226,781	33.3%
General and administrative	155,229	24.3%	149,642	22.0%
Impairment charges	83,094	13.0%	—	—%
Total operating expenses	440,307	69.1%	376,423	55.3%

Operating (loss) income	(26,097)	4.1%	42,114	6.2%

Other income (expense):
Interest expense	(37,048)	5.8%	(47,911)	7.0%
Other components of net periodic pension cost	(4,743)	0.7%	(3,888)	0.6%
Other expense	(7,571)	0.1%	(1,242)	0.2%
(Loss) before income tax (expense) benefit	(75,459)	11.8%	(10,927)	1.6%
Income tax (expense) benefit	(6,640)	1.0%	9,173	1.3%
Net (loss)	$(82,099)	12.9%	$(1,754)	0.3%
Other financial data:
Adjusted EBITDA(2)	$133,051	20.9%	$135,239	19.9%
Adjusted Gross Profit(3)	$431,057		$440,426
Adjusted Gross Margin(4)	67.6%		64.7%
(1)    Consolidated results of operations includes Yellow's results of operations subsequent to the April 3, 2023 acquisition date.
(2)    See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands of $)	(unaudited)
Thryv Marketing Services	$398,389	$491,051	$(92,662)	(18.9)%
Thryv SaaS	239,171	189,747	49,424	26.0%
Revenue	$637,560	$680,798	$(43,238)	(6.4)%
Revenue decreased by $43.2 million, or 6.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was driven by a decrease in Thryv Marketing Services revenue of $92.7 million partially offset by an increase in Thryv U.S. SaaS revenue of $49.4 million.
Thryv Marketing Services Revenue
Thryv Marketing Services revenue decreased by $92.7 million, or 18.9%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Print revenue increased by $25.4 million, or 13.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12 month terms. This increase was partially offset by the continued secular decline in U.S. and international industry demand for Print services.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 18 months for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 18 months, depending on the publication cycle of the individual published directory, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The Company recognized revenue for more published directories during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase in published directories was partially offset the secular decline in industry demand for Print services, resulting in an overall 30% decline in revenue for the nine months ended September 30, 2024 when comparing on a publication-by-publication basis.
Digital revenue decreased by $118.0 million, or 38.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the upgrade of clients from its digital Marketing Services solutions to its SaaS solutions. Digital revenue further decreased due to a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook.
Thryv SaaS Revenue
Thryv SaaS revenue increased by $49.4 million, or 26.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS solutions. SaaS revenue also increased as a result of increased demand for our Thryv SaaS solutions as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients.

Cost of Services

Cost of services decreased by $38.9 million, or 14.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $15.8 million, contract services by $8.5 million, employee-related expenses by $4.7 million and software expense by $3.5 million. Additionally, depreciation and amortization expense decreased $5.1 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $4.3 million, or 1.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of decline in revenue and strategic cost saving initiatives. Our gross margin increased by 350 basis points to 65.0% for the nine months ended September 30, 2024 compared to 61.5% for the nine months ended September 30, 2023. This increase was primarily due to an increase in sales of our higher margin SaaS solutions and the reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $24.8 million, or 10.9%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in employee-related costs and contract services expense of $11.7 million due to strategic cost-saving initiatives, a decrease in sales commissions of $5.3 million due to new sales commissions plans and revised targets, a decrease in stock based compensation expense of $3.0 million, and a decrease in advertising expenses of $2.7 million. Additionally, depreciation and amortization expense decreased $1.9 million due to the accelerated amortization method used by the Company.

General and Administrative

General and administrative expense increased by $5.6 million, or 3.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase in stock-based compensation expense of $4.0 million, an increase in employee-related costs of $3.0 million, an increase in severance expense of $3.5 million, an increase in third-party fees associated with our debt refinancing of $2.0 million, an increase in bad debt expense of $1.9 million, an increase in transaction costs of $1.3 million related to the Keap acquisition, and an increase in contract services expense of $0.9 million. The increase was partially offset by the absence of a $10.7 million loss on settlement of indemnification asset that was recorded during the nine months ended September 30, 2023.

Impairment Charges
Impairment charges increased by $83.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Impairment charges of $83.1 million were recognized as a result of a goodwill impairment in our Thryv Marketing Services reporting unit during the nine months ended September 30, 2024, while no impairment charges were recognized in our Thryv Marketing Services reporting unit during the nine months ended September 30, 2023.

Other Income (Expense)

Interest Expense

Interest expense decreased by $10.9 million, or 22.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven primarily by lower outstanding debt balances, as well as lower interest rates.

Other Components of Net Periodic Pension Cost

Other components of net periodic pension cost increased by $0.9 million for the nine months ended September 30, 2024. This increase was primarily due to the absence of a settlement gain of $0.4 million and a remeasurement gain of $1.4 million that was recorded during the nine months ended September 30, 2023. No settlement gain or remeasurement gain was recorded during the nine months ended September 30, 2024. Additionally, the increase was due to a lower return on plan assets of $0.7 million. These increases were partially offset by lower interest cost of $1.6 million, due to lower interest rates.

Other Expense

Other expense increased by $6.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a loss on extinguishment of debt of $6.6 million recorded during the nine months ended September 30, 2024. This increase was partially offset by a decrease in foreign-currency related loss of $0.3 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Income Tax (Expense) Benefit
The Company's effective tax rate (“ETR”) was (8.8%) and 83.9% for the nine months ended September 30, 2024 and 2023, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions, goodwill impairment as further discussed in Note 5, Goodwill and Intangible Assets, and the debt refinancing discussed in Note 8, Debt Obligations.

Adjusted EBITDA

Adjusted EBITDA decreased by $2.2 million, or 1.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in Adjusted EBITDA was primarily driven by the secular decline in our Thryv Marketing Services segment. The decrease was partially offset by the growth in our Thryv SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income (loss) plus Interest expense, Income tax expense, Depreciation and amortization expense, Restructuring and integration expenses, Transaction costs, Stock-based compensation expense, and non-operating expenses, such as, Other components of net periodic pension cost, Loss on early extinguishment of debt, Non-cash loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income (loss) as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and Stock-based compensation expense.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA
Net (loss)	$(96,071)	$(27,046)	$(82,099)	$(1,754)
Interest expense	11,514	15,131	37,048	47,911
Depreciation and amortization expense	12,519	15,842	41,144	46,940
Stock-based compensation expense (1)	6,011	5,462	17,653	16,653
Restructuring and integration expenses (2)	4,861	3,584	17,679	12,845
Income tax (benefit) expense	(5,375)	(10,241)	6,640	(9,173)
Transaction costs (3)	1,706	—	1,706	373
Other components of net periodic pension cost (4)	1,581	1,902	4,743	3,888
Loss on early extinguishment of debt (5)	—	—	6,638	—
Non-cash loss from remeasurement of indemnification asset (6)	—	—	—	10,734
Impairment charges	83,094	—	83,094	—
Other (7)	(217)	2,697	(1,195)	6,822
Adjusted EBITDA	$19,623	$7,331	$133,051	$135,239
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 10, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(2)For the three and nine months ended September 30, 2024 and 2023, expenses related to periodic efforts to enhance efficiencies and reduce costs, and include severance benefits, and costs associated with abandoned facilities and system consolidation.

(3)Expenses related to the Keap Acquisition during the three and nine months ended September 30, 2024 and the Yellow Acquisition during the nine months ended September 30, 2023.
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
The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross Margin:

	Three Months Ended September 30, 2024
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$51,374	$60,607	$111,981
Plus:
Depreciation and amortization expense	2,508	2,189	4,697
Stock-based compensation expense	69	92	161
Adjusted Gross Profit	$53,951	$62,888	$116,839
Gross Margin	55.4%	69.6%	62.3%
Adjusted Gross Margin	58.1%	72.2%	65.0%

	Three Months Ended September 30, 2023
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$60,776	$42,868	$103,644
Plus:
Depreciation and amortization expense	4,885	1,901	6,786
Stock-based compensation expense	103	71	174
Adjusted Gross Profit	$65,764	$44,840	$110,604
Gross Margin	52.2%	63.6%	56.4%
Adjusted Gross Margin	56.5%	66.6%	60.2%

	Nine Months Ended September 30, 2024
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$252,219	$161,991	$414,210
Plus:
Depreciation and amortization expense	10,569	5,770	16,339
Stock-based compensation expense	280	228	508
Adjusted Gross Profit	$263,068	$167,989	$431,057
Gross Margin	63.3%	67.7%	65.0%
Adjusted Gross Margin	66.0%	70.2%	67.6%

	Nine Months Ended September 30, 2023
(in thousands)	Marketing Services	SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$299,305	$119,232	$418,537
Plus:
Depreciation and amortization expense	16,790	4,603	21,393
Stock-based compensation expense	325	171	496
Adjusted Gross Profit	$316,420	$124,006	$440,426
Gross Margin	61.0%	62.8%	61.5%
Adjusted Gross Margin	64.4%	65.4%	64.7%

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

Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,		$
	2024	2023	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$63,640	$103,648	$(40,008)
Investing activities	(24,730)	(32,032)	7,302
Financing activities	(45,446)	(72,138)	26,692
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(120)	(707)	587
(Decrease) in cash, cash equivalents and restricted cash	$(6,656)	$(1,229)	$(5,427)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $40.0 million, or 38.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to changes in working capital, particularly accounts receivable, which was primarily impacted by the timing of payments and an overall decline in our sales. Additionally, the Company made income tax payments of $15.0 million for the nine months ended September 30, 2024 compared to income taxes paid of $7.6 million for the nine months ended September 30, 2023. This was offset by lower interest payments of $8.7 million compared to the nine months ended September 30, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $7.3 million, or 22.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to $8.9 million of cash paid related to the Yellow Acquisition during the nine months ended September 30, 2023. This was partially offset by a $1.8 million increase in capital expenditures related to the development of our SaaS solutions.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $26.7 million, or 37.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily due to $18.2 million of net payments on the Company's Prior Term Loan and New Term Loan agreements during the nine months ended September 30, 2024, compared to $95.0 million of net payments on the Company's Prior Term Loan during the nine months ended September 30, 2023. The decrease in payments on the Term Loan was partially offset by $26.9 million of net payments on the Company's Prior ABL Facility and New ABL Facility during the nine months ended September 30, 2024, compared to $2.8 million of net proceeds on the Company's Prior ABL Facility during the nine months ended September 30, 2023. Additionally, the decrease in payments on the Term Loan was partially offset by $15.9 million of cash received as a result of the exercise of stock warrants during the nine months ended September 30, 2023. The Company also paid $5.5 million of debt issuance costs during the nine months ended September 30, 2024 related to the New Term Loan.

Debt
Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “New Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The New Term Loan established a senior secured term loan facility (the “New Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 31.8% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the

Company's voting securities. As of September 30, 2024, 31.8% of the New Term Loan was held by a related party who was an equity holder of the Company as of that date.

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

As of September 30, 2024, the Company had borrowing base availability of $60.9 million. As a result of certain restrictions in the Company's debt agreements, as of September 30, 2024, approximately $50.3 million was available to be drawn upon under the New ABL Facility.
We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the New Term Loan Facility, payments of the New Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the New Term Loan Facility). We are in compliance with all covenants under the New Term Loan and New ABL Facility as of September 30, 2024. We had total recorded debt outstanding of $307.8 million (net of $11.6 million of unamortized original issue discount (“OID”) and debt issuance cost) at September 30, 2024, which was comprised of amounts outstanding under the New Term Loan of $297.5 million and New ABL Facility of $21.9 million.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2024, we had total recorded debt outstanding of $307.8 million (net of $11.6 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our New Term Loan of $297.5 million and New ABL Facility of $21.9 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $3.2 million annually, based on the debt outstanding at September 30, 2024.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the disclosure in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Litigation and regulatory investigations, including the Subpoena, aimed at us or resulting from our actions or the actions of our predecessors may result in significant financial losses and harm to our reputation.

We face risk of litigation, regulatory investigations and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to breaches of contractual obligations or tortious claims from clients or other third parties, fines, penalties, interest, or other damages as a result of erroneous transactions, breach of data privacy laws, or lawsuits and legal actions related to us or our predecessors. Any such action may include claims for substantial or unspecified compensatory damages, as well as civil, regulatory, or criminal proceedings against our directors, officers, or employees, and the probability and amount of liability, if any, may remain unknown for significant periods of time. We may be also subject to various regulatory investigations and inquiries, such as information requests and book and records examinations, from regulators and other authorities in the geographical markets in which we operate.

Recently, we received a subpoena from the Division of Enforcement of the SEC requesting documents and information related to the Company’s previously publicly announced strategic conversion of its clients from its digital marketing services solutions platform to its SaaS solutions platform (the “Subpoena”). A substantial liability arising from regulatory investigation, including the Subpoena, a lawsuit judgment or settlement or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers, or employees could have a material adverse effect on our business, financial condition and results or operations. Moreover, even if we ultimately prevail in or settle any regulatory investigation, including the Subpoena, litigation, or regulatory action, we could suffer significant harm to our reputation, which could materially affect our ability to attract new clients, to retain current clients and to recruit and to retain employees, which could have a material adverse effect on our business, financial condition and results of operations.

Various lawsuits and other claims typical for a business of our size and nature are pending against us, including disputes with taxing jurisdictions. See our most recent Annual Report on Form 10-K for further detail.

We are also exposed to potential future claims and litigation relating to our business, as well as methods of collection, processing and use of personal data. Our clients and users of client data collected and processed by us could also file claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These potential future claims could have a material adverse effect on our consolidated statements of operations and comprehensive (loss) income, consolidated balance sheets or consolidated statements of cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

Item 6.     Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

November 7, 2024	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)