Form 10-K
period 2024-12-31
Thryv Holdings, Inc.
filed 2025-02-27
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2024, as reported by the Nasdaq Capital Market on such date was approximately $600 million. Shares of the registrant’s common stock held by each executive officer, director and non-passive holders of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 25, 2025, there were 43,371,149 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2024, are incorporated herein by reference.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Accordingly, we caution you against relying on forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•significant competition for our Marketing Services solutions and Software as a Service (“SaaS”) offerings, including from companies that use components of our SaaS offerings provided by third parties;
•our ability to maintain profitability;
•our ability to manage our growth effectively;
•our ability to transition our Marketing Services clients to our Thryv platform (as defined below), maintain transitioned clients on that platform and sell them additional or upgraded products, sell our platform into new markets or further penetrate existing markets;
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
•potential system interruptions or failures, including cybersecurity breaches, identity theft, data loss, unauthorized access to data or other disruptions that could compromise our information;
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

•costs, liabilities and reputational harm resulting from regulatory investigations, including the subpoena from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”);
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

PART I

Item 1.     Business

Overview

We are dedicated to supporting local, independent service-based businesses and emerging franchises by providing a cloud-based software platform, and innovative marketing solutions to the entrepreneurs who run them. Our company is built upon a rich legacy in the marketing and advertising industry. We are one of the largest providers of SaaS all-in-one small business management software in addition to providing print and digital marketing solutions to SMBs. Our solutions enable our SMB clients to attract and generate new business leads, manage their customer relationships efficiently with artificial intelligence (“AI”) tools and automations, and run their day-to-day operations to save time, compete and win in today's SMB environment. As of December 31, 2024, we serve approximately 300,000 SMB clients through our two business segments: Thryv SaaS and Thryv Marketing Services.

On October 31, 2024, we acquired Keap, a SaaS email marketing and sales platform for small businesses. On April 3, 2023, we acquired Yellow Holdings Limited, a New Zealand marketing services company (the “Yellow Acquisition”). In addition, on January 21, 2022, we acquired Vivial Media Holdings, Inc., a marketing and advertising company with operations in the United States.

We report our results based on two reportable segments (see Note 17, Segment Information):

•Thryv Marketing Services, which includes our print and digital solutions business; and
•Thryv SaaS, which includes our SaaS flagship all-in-one small business management platform.

Thryv Marketing Services

Thryv's Marketing Services segment provides both print and digital solutions. Our Thryv Marketing Services segment generated $480.7 million of revenue for the year ended December 31, 2024. During the third quarter of 2024, we made a strategic decision to terminate our Marketing Services solutions by the end of 2028.

Our primary Thryv Marketing Services offerings include:

Print
•Print Yellow and White Pages. Print marketing solutions through our owned and operated Print Yellow Pages (“PYPs”), which carry “The Real Yellow Pages” tagline in the U.S. Domestically, we primarily publish PYP titles on a 18 to 24-month publication cycle, with the majority on an 18-month publication cycle. Internationally, we publish PYP and Print White Page titles on 12-month publication cycles in Australia, and 18-month publication cycles in New Zealand. We generate revenue by charging for advertisements placed within these titles.
Digital
•Internet Yellow Pages. Digital marketing solutions through our proprietary Internet Yellow Pages (“IYPs”), including Yellowpages.com, Superpages.com, Dexknows.com, and Extended Search Solutions (“ESS”) in the U.S. and Yellowpages.com.au, Whitepages.com.au, Whereis.com, Truelocal.com.au, Yellow.co.nz, Whitepages.co.nz, Finda.co.nz and Tourism.net.nz internationally.
◦During the year ended December 31, 2024, traffic to the U.S. sites averaged over 11 million visits per month across the three properties. We generate IYP revenue by charging SMBs for advertisements and priority placement.
◦During the year ended December 31, 2024, traffic to these international sites averaged approximately 5 million visits per month across the eight properties. We generate IYP revenue by charging SMBs for advertisements and priority placement.
◦We also offer ESS enabling SMBs to buy advertising on our network of owned and third-party directory websites, including Yelp, Nextdoor, and other popular sites. Our ESS network provides SMB clients expanded access to high-converting traffic at a low cost. We believe we are the only provider to offer this broad network of online directory sites with a single purchase.

•Search Engine Marketing. Search engine marketing (“SEM”) solutions that deliver business leads from Google, Yahoo!, Bing, Yelp, and other major engines and directories. Our SEM offerings leverage a mix of in-house and off-the-shelf technology to design ads, generate bids, and deliver reporting to advertisers. We track cost-per-click and cost-per-call metrics for our SMB clients, which gives them insights into the effectiveness of their ad campaigns.
•Other Digital Media Solutions. Other digital media solutions include online display and social advertising, online presence and video, and search engine optimization (“SEO”) tools.
Thryv SaaS

Thryv's SaaS segment is comprised of our SaaS offering Thryv®, our flagship all-in-one small business management platform (or “Thryv Platform”), which consists of Business Center, Marketing Center, Command Center, ThryvPaySM, Thryv Add-Ons, and “Keap Automations”, the SaaS email marketing and sales automation platform we acquired in the Keap Acquisition. Our Thryv SaaS segment generated $343.5 million of revenue for the year ended December 31, 2024.

•Business Center. Thryv Business Center is designed to allow an SMB everything necessary to streamline day-to-day business operations, including customer relationship management (“CRM”), appointment scheduling, estimate and invoice creation, payments, document management, social media content, and online AI review management.
Our Business Center feature set mirrors the journey of a typical consumer, who begins on a search engine, reads business reviews, finds a company’s website and/or social media profiles, and clicks to set up an appointment or request information. After booking an appointment, the consumer typically expects an estimate and eventually an invoice, with the ability to pay online in an easy and efficient manner. This experience is then followed by prompts for reviews and referrals, along with periodic reminders and additional campaigns to generate repeat business.

Built on a customizable CRM database where businesses store customer information and then utilize a host of customer communication tools, Business Center helps SMBs communicate with their customers and manage day-to-day business operations. It automatically updates and maintains client listings, across the web, ensuring our SMBs’ online information is always correct.

Business Center is sold on a monthly auto-subscription basis, which generates a recurring revenue stream. Clients can upgrade their service to a more feature-rich solution at any time as their business grows. We offer a variety of tiers, which we believe enables SMBs to choose the optimal features for their business. We believe the platform represents an attractive value for our SMB clients as compared to competitor products, such as single solutions or complex enterprise software systems that are suited to larger companies.

•Marketing Center. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, AI driven analytics, and lead attribution, helping them understand what marketing is working for them. Marketing Center offers the following:
◦AutoID. Marketing Center connects prospects’ and customers’ digital interactions with the business and synchronizes these activities with the Thryv CRM records. This enables device-level attribution so Thryv’s users know when and where a client found them for proper attribution on what works and what doesn’t;
◦Enhanced Online Presence. Marketing Center includes paid profiles on YP.com, Yelp.com, and other partners, as well as a robust Google Business Profile Optimization service to ensure that the most viewed online profiles for the Marketing Center user stand out from the competition, get noticed, and drive results;
◦Omni-Channel Paid Campaigns. Marketing Center users can run paid advertising campaigns across Google, Facebook, Instagram, Yahoo Display, Connected TV, and Yelp all from a single interface. The user is able to allocate budget to their desire and increase, decrease, pause, or continue a campaign at any time for any reason with full flexibility. All of the tagging, tracking and analytics are automatically configured to simplify the execution of these complex campaigns; and
◦Marketing Tools. Marketing Center includes additional marketing tools to help users optimize their online marketing efforts. These include a robust heat mapping tool to optimize and improve their website and landing pages based on visitor behavior, off-line call tracking phone numbers to track the efficacy of offline media efforts such as lawn signs or post cards. Marketing Center also includes a robust competitor watch to track the digital advertising activities of competitors to gleam ideas and work to achieve a competitive advantage when run in conjunction with paid campaigns.

Clients who also purchase Business Center can generate new business via Marketing Center and have these business opportunities automatically injected into their CRM system and enriched with additional data. These new business leads populate the client’s CRM database enabling our clients to email, text, call, or otherwise communicate with prospective customers via our Thryv Platform.

•Command Center. Command Center, which launched in the third quarter of 2023, enables SMBs to centralize all their internal and external communications through a modular, easily expandable, and customizable platform. Command Center allows an SMB to perform the following tasks to provide a centralized inbox for all customer communication:
◦connect their pre-existing email, Facebook and Instagram accounts;
◦install Command Center’s WebChat client on their website; and
◦use Voice over Internet Protocol (“VoIP”) in-platform telephony services, Short Message Service (“SMS”) and video calls.

Command Center uniquely not only combines all of these channels into a single inbox, but, through proprietary technology, stitches each of these channels into a single linear conversation per customer. So as a customer sends email, calls, and SMS to the business, utilization of Command Center means that the SMB sees all of these messages in a single conversation.

•ThryvPay. ThryvPay®, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. ThryvPay is available to any user of the Thryv Platform, free or paid. ThryvPay offers the following:
◦Competitive Credit Card Processing Rates. ThryvPay offers a flat rate per transaction with no set-up fees.
◦ACH Payments Processing. Small businesses save money on a per-transaction charge.
◦Scheduled Payments. Service-based businesses that offer ongoing services or memberships can utilize our scheduled payments feature. ThryvPay also allows customized installment plans for pre-set specific dates.
◦Convenience Fees, Surcharges and Tipping. Small businesses can pass on optional convenience fees and/or surcharges, where allowed, for consumers who want to pay by credit card when presented with multiple payment options, often driving customers to pay by ACH methods, which generates significant savings for SMBs. ThryvPay also allows consumers to leave a tip.
◦Credit Card and Bank Account on File. Consumer information is stored in the small business’s Thryv account for future transactions, reducing friction for repeat business.
◦Real-time Reporting and Assistance. Thryv and ThryvPay integrates and auto-syncs with QuickBooks Online, Quickbooks Desktop, MYOB, Freshbooks, and Xero for accounting reconciliation. Thryv provides dedicated support for dispute and chargeback assistance.
◦Consumer Financing. ThryvPay includes a fully integrated partnership with Wisetack, a consumer lending platform that specializes in service-based lending. This enables consumers of Thryv’s clients to apply for and pay their service providers utilizing financing. Thryv clients enjoy additional revenue by enabling larger purchases with additional convenience.

•Thryv Add-Ons. Thryv Add-Ons include AI-assisted website development, SEO tools, Google Business Profile optimization, and Hub by ThryvSM, and Thryv Leads. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.
•Keap Automations. Keap is Thryv’s sales and marketing automation engine that helps small businesses efficiently grow. Through Keap's Automation Builder and wide range of integrations, businesses can automate all of their repetitive tasks, campaigns, processes, and tools so their teams can get more done in less time and improve their customer experience. Keap offers the following:
◦CRM: Manage contacts, notes, tags, and custom fields—all in one place.

◦Sales and Marketing Automations: Use Keap's Automation Builder to streamline repetitive tasks like lead follow-up, re-engagement campaigns, and gathering customer reviews.
◦Sales Pipelines: Organize and manage leads with a drag-and-drop interface that triggers emails, quotes, and invoices as leads progress through the pipeline.
◦Keap Business Line: Keep business and personal communications separate with a free business phone line that works on personal smartphones.
◦Text Messaging: Send 1:1 texts or broadcast messages to a customer base with ease.
◦Payments and Invoicing: Convert quotes to invoices in just a few clicks and add “pay now” buttons to emails and texts for faster payments.
◦Landing Pages: Create and test new sales offers with landing pages in minutes—no website needed.
◦Email Marketing: Send customized newsletters, broadcasts, or 1:1 emails, scheduled or triggered by customer behavior.
◦AI: Generate professional and persuasive copy in seconds for emails, campaigns, and more using Keap’s generative AI.
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

In 2024, domestically, we delivered approximately 21 million PYP directories to strategically targeted American homes whose demographics indicate a higher propensity to use print marketing solutions.

We reach our clients utilizing a multi-channel sales approach that allows us to meet market demand through an extensive inside and outside sales force, channel partners, and targeted digital campaigns. Our nationwide field sales force allows us to have local and virtual interactions with SMB clients, which differentiates us from our competitors.

We derive a competitive advantage from our industry experience, sizable sales force, and our Thryv Platform. Existing and potential SMBs have choices when selecting SaaS solutions. Numerous niche cloud-based tools are available for SMBs to self-provision online, and other providers market competing end-to-end solutions. Because the cost of entry into the SaaS space is relatively low, new entrants continue to emerge. Although we believe many of these solutions lack a comprehensive set of features and offer less onboarding and customer support, SMBs may opt for less expensive solutions or a package of solutions provided by less experienced entrants at a lower cost.

Transition of Digital Marketing Services Clients to the Thryv Platform

During the fourth quarter of 2023, we made a strategic decision to accelerate the transition of clients with digital Marketing Services solutions to our Thryv Platform by converting clients with certain Marketing Services products to the Thryv Platform at no additional base cost at the time of upgrade. During 2024, we converted approximately 46,000 clients from our digital Marketing Services to our Thryv Platform. As of December 31, 2024, approximately 38,000 of these clients remained as active SaaS clients.

The conversion of these clients decreases the number of clients in and the revenue of the Thryv Marketing Services segment and increases the number of clients in and the revenue of the Thryv SaaS segment. While we believe these clients are receiving a valuable upgrade to our Thryv Platform and will be more likely to subscribe for additional features of the Thryv Platform in the future, the conversion of these clients outside of the sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During 2024, the churn of clients converted from our digital Marketing Services solutions was in line with the churn from the other clients in our SaaS segment. The conversion of clients to our Thryv Platform at no additional base cost resulted in a decrease to our SaaS monthly ARPU. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics - Monthly ARPU” for additional information.

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

Enable SMBs to Deliver Customer Experiences That We View as Best-in-Class and Optimize Advertising Budgets and Business Leads Generation within One Platform

Command Center enables SMBs to centralize all their internal and external communications through a modular, easily expandable, and customizable platform. By combing their pre-existing email, Facebook and Instagram accounts, along with installing Command Center’s WebChat client on their website, and using VoIP in-platform telephony services along with SMS and video calls, Command Center provides a centralized inbox for all customer communication, vastly improving the customer communication experience.
Our Business Center is designed to allow an SMB everything necessary to streamline day-to-day business operations, including customer relationship management (“CRM”), appointment scheduling, estimate and invoice creation, payments, document management, social media content, and online review management.

Marketing Center provides robust solutions for SMBs to market and grow their businesses effectively using a variety of automated digital tools and capabilities. Some solutions use machine learning to automatically choose the optimal mix of advertising solutions for each SMB to generate a tailored solution for it. Marketing Center then automatically injects resulting leads and prospects into Business Center while enriching the basic consumer information with additional data. SMBs are then able to contact and engage new and existing customers.

Our Strategy

Fully Transition into SaaS by 2028

We made the strategic decision to exit the Marketing Services business entirely by the end of 2028. This decision aligns with our long-term vision to fully transition into a SaaS-driven business model. The final publication of printed directories will occur in December 2028, with the billing collection period extending 24 months thereafter. Leading up to this exit, we have implemented significant operational improvements, including optimizing book formatting, streamlining ad pricing strategies, and extending phone directory contract periods to improve billing cycles and reduce publication costs. These measures are intended to support client retention and maximize value during this transitional phase.

As of December 31, 2024, we had approximately 233,000 Marketing Services clients. Our Marketing Services client base continues to serve as an important strategic client acquisition channel for Thryv SaaS, enabling low-cost client acquisition and providing significant potential for higher lifetime client value, particularly as we exit the Marketing Services business by the end of 2028. This is accomplished through targeted engagement by our sales team, and by strategically converting selected legacy clients outside the sales process by initiating upgrades from Marketing Services products to SaaS services at no additional base cost at the time of upgrade, and leveraging our sales team to engage upgraded clients with their new services, thereby improving clients' operational capabilities, integrating them in Thryv's SaaS platform more quickly and at a lower transition cost to the company per client, increasing customer value, and creating opportunities to sell them additional SaaS products in the future.

In our SaaS business, we remain steadfast in our commitment to advancing the Thryv Platform as a catalyst for transformative growth. Through rigorous analysis of user behavior and client feedback, we continually refine and expand our feature set to address the evolving needs of our customer base. Each year, our product and engineering teams deliver a multitude of strategic platform enhancements, fostering improved functionality, deepening interoperability with cloud-based tools, and unlocking revenue opportunities. These initiatives not only fuel annual recurring revenue growth but also solidify our standing as the premier provider of integrated cloud-based solutions for SMBs, driving sustainable long-term value creation.

Leverage Our Nationwide Scale and Extensive Sales Force

We have one of the largest SMB-focused sales forces in the country within the SaaS and marketing solutions space, which we utilize to attract, up sale and manage our clients. We leverage our sales force to introduce and expand our SaaS solutions to new prospects and existing Marketing Services clients and converted SaaS clients through in-person, local as well as virtual, and online meetings. SMB demand for SaaS solutions continues to grow as SMBs increase their remote working capabilities and contact-less customer interactions.

Actively Manage Shift in Marketing Services Revenue Mix to Maintain Profitability

We continue to manage our Marketing Services offerings, some of which are in secular decline, notably print, to maximize profitability and extend the life of these solutions through the end of 2028. During the year ended December 31, 2024, we made the strategic decision to terminate our Marketing Services solutions by the end of 2028. Our cost management strategy includes using third-party printers and cost-effective long-term paper, printing, and directory distribution contracts.

Continued Cash Flow Generation and Selected Capital Allocation

We remain highly focused on methodically managing our assets, maintaining a highly variable cost structure, and building our SaaS business in a way to generate significant cash flow. We believe that our cash flow generation and strategic capital allocation will enable us to continue to reduce debt and pursue acquisitions to create value for our stockholders. We will continue to employ a disciplined financial policy that maintains our financial strength and favorable cost structure.

Opportunistic Acquisitions to Drive Synergy

The Company has experience executing accretive acquisitions. We believe we are well-positioned to continue this strategy to leverage our platform and scale in our industry. Historically, as a result of our acquisitions, including the recent acquisition of Keap in the fourth quarter of 2024, we have realized significant cost synergies and obtained new clients that also bought our SaaS solutions.

International Growth

We continue to expand into international markets, which we view as a large opportunity for growth. We intend to penetrate international markets through acquisition, re-seller agreements, or other commercial arrangements. For example, in 2024, the acquisition of Keap resulted in additional international growth.

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
As of December 31, 2024, we had 3,016 employees. Our workforce is comprised of approximately 99% full-time and 1% part-time employees. The majority of our employees are in Outside and Inside Sales, Inbound Sales and Sales Operations, Client Experience, Operations, Information Technology, Client Care and Billing and Print Directories departments.

Some examples of our key programs and initiatives intended to attract, develop and retain our diverse workforce include:

•Diversity and Inclusion (“DEI”). The Company’s Diversity Council provides a voice for our employees to leadership – to share insights, communicate with leadership, and generate ideas and actions to enhance and impact diversity and inclusion at Thryv. The Diversity Council plans and sponsors events to celebrate diversity and inclusion, educate and raise awareness, and create opportunities for networking and mentorship within diverse groups.
•Ready.Set.Thryv! (“RST”). Recently launched to enhance the onboarding experience for all new hires, a global program called “Ready.Set.Thryv!” This program kicks off new hires’ experience with two partial days of valuable information to “immerse” the new hires in our company culture and support their acclimation to Thryv. During the first Monday and Tuesday of their experience, we share Thryv’s company history, our robust culture, wide variety of company programs, product learning, expert tips on successful remote work, learning and development opportunities, DEI efforts, introduction to our executive team and more. RST supports a consistent approach to orientation for all new hires in the United States and Dominican Republic. Plans to expand globally to Australia, New Zealand and Canada are forthcoming.
•Trailblazers Program. A new program called “Trailblazers” was piloted in 2024. Trailblazers is designed to pair Explorers (mentees) with Pathfinders (mentors) to network, develop and support growth of employees across the company. The pilot hosted 74 participants who met six to eight times during a 12-week period using a suggested format of topics and goals. With strong feedback from the participants and high scores for effectiveness and value, we will roll it out globally in the first quarter of 2025.
•Accelerators Recognition Program. This program is designed to grow the connection and recognition of top performers who demonstrate our core values in their excellent performance. Our core values are:
•Client Devoted
•DONE3
•Act Like You Own the Place
•Invest in Our People
•Under Promise, Over Deliver
•Making Money is a By-Product of Helping People
•Think Long-Term; Act with Passion and Integrity
•Benefits. Among our benefit offerings, Virgin Pulse wellness programming has become a key motivator to good health and well-being. It is a user-friendly platform that encourages well-being, safety and performance, by providing friendly team-based competition, self-directed wellness journeys and incentives to build healthy habits and drive collaboration across Thryv. With 83% of employees enrolled on the platform and 63% of those enrolled actively engaged, the digital well-being platform has contributed meaningfully to our Work From Anywhere approach while creating connections and supporting a healthy lifestyle among our employees.
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers through training and development programs. These include online and on-the-job learning formats.
•Our Emerging Leaders Program is designed to help identify and develop future leaders. Once identified, Emerging Leaders are provided focused leadership and management skill development programs – instructor-led, online and on-the-job. 42 employees successfully completed the Emerging Leader program in 2024 and over half the participants were promoted to new roles. The program continues into 2025 as we continue to positively support career growth while building a bench of leadership candidates.
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
•The Career Development Employee Investment Program (“CDEIP”). Formerly known as the Tuition Assistance Program, CDEIP supports the lifelong learning of all employees. Through a generous reimbursement program, we encourage employees to seek continuous education and personal development to support their career aspirations while contributing to Thryv’s collective growth and success. Eligible coursework may be aimed at the achievement of an Associate’s, Bachelor's or Master’s degree or may be specialized in various certificate/certification programs. In 2023, we began offering language learning resources through Berlitz across all parts of the business.
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
•Cheers for Peers is a newly launched app within Thryv Life Channel. It is designed to encourage organic recognition among employees at all levels and across all functions. This is one more supportive program to encourage relationship building, positive feedback to teammates and high employee engagement. Recognizing a job well done, no matter how big or small, is key to our team members’ job joy.

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

The SaaS industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, leading companies in the technology industry have extensive patent portfolios. From time to time, third parties have asserted copyright, trademark, and other intellectual property rights against us or our clients. Litigation and associated expenses may be necessary to enforce our proprietary rights.

Our Use of Technology

In Marketing Services, our print directories are published using a customized platform supported by our in-house engineering team. Our IYPs are managed by our in-house engineering team using proprietary software that we build and maintain. Other digital Marketing Services offerings are fulfilled in-house using third-party cloud-based software.

Our Thryv Platform is comprised of unique integrations and solutions historically built by Thryv or built for Thryv, and to Thryv’s specifications. Recently, we augmented the Thryv Platform with Keap Automations, which were developed by Keap. In addition, we integrate with select third-party vendors who are managed by our in-house product and development teams. Thryv has chosen to utilize best-in-class systems and tools, to integrate them in unique ways that unlock value for the end customer. SaaS order processing and tracking, client engagement, client communications, and many other aspects of running the day-to-day SaaS business are performed using subscription-based third-party tools. When Thryv feels functionality is of strategic long-term importance, or it is not readily available in the marketplace, we leverage our internal engineering teams to create technology and innovation on top of the existing interoperable technology stack. We ensure that we retain intellectual property for the critical elements of the Thryv Platform.

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
•our ability to transition our Marketing Services clients to our Thryv Platform, maintain transitioned clients on that platform and sell them additional or upgraded products, sell our platform into new markets or further penetrate existing markets;

•variability in our operating results due to directory publication cycles;
•our ability to manage our growth effectively;
•our potential failure to successfully expand our current offerings into new markets or further penetrate existing markets;
•our clients potentially opting not to renew their agreements with us or renewing at lower spend;
•our ability to maintain profitability;
•our potential failure to provide new or enhanced functionality and features;
•challenges with properly managing artificial intelligence;
•our potential failure to identify and acquire suitable acquisition candidates;
•recognition of impairment losses;
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
•potential system interruptions or failures, including cybersecurity breaches, identity theft, data loss, unauthorized access to data or other disruptions that could compromise our information or our client information;
•our potential failure to protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•reduced demand for our products due to epidemics or other public health emergencies;
•litigation and regulatory investigations, including the Subpoena (defined below), aimed at us or resulting from our actions or the actions of our predecessors;
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
•our ability to successfully integrate some or all of the Keap business into our business efficiently and without disruption;
•our ability to retain Keap’s key employees and customers;
•obligations and liabilities of the Keap business, including those that are unanticipated or unknown, being greater than anticipated;
•business uncertainties as a result of the Keap Acquisition;
•the potential impact of write-downs or write-offs and impairment or other charges from the Keap Acquisition;
•significant transaction costs in connection with the Keap Acquisition;
•the potential impact of the Keap Acquisition to the market price of our stock;
•the potential impact of write-downs or write-offs and impairment or other charges from the Keap Acquisition;
•our outstanding indebtedness and our potential inability to generate sufficient cash flows to meet our debt service obligations;
•the potential restriction of our future operations by restrictive covenants in the agreements governing our Senior Credit Facilities (as defined below);
•volatility and weakness in bank and capital markets;
•potential volatility in the public price of our shares of common stock; and
•anti-takeover provisions in our governing documents may prevent a change or control.

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
•email marketing software vendors;
•sales force automation and customer relationship management (“CRM”) software vendors;
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

Our growth strategy is focused on the growth and expansion of our SaaS offerings; however, during 2024, 58.3% of our revenue was derived from our Marketing Services offerings. During the year ended December 31, 2024, we made the strategic decision to terminate our Marketing Services solutions by the end of 2028 and accelerate the conversion of Marketing Services clients to our Thryv Platform solutions.

Maintenance of our Marketing Services business requires investment, specifically with respect to compliance updates and security controls. If our investments are not sufficient to adequately update our Marketing Services business, such solutions may lose market acceptance, and we may face security vulnerabilities. In recent years, overall industry demand for print services has declined significantly, and we expect this trend to continue. In addition, we have marketed our SaaS offerings to our Marketing Services clients, and converted certain Marketing Services clients to our Thryv Platform, by upgrading their Marketing Services products to Thryv Platform products at no additional base cost to them at the time of upgrade. There is no guarantee that we will be able to transition our remaining Marketing Services clients to our Thryv Platform and maintain them as clients. If such Marketing Services clients do not transition to our Thryv Platform or do not adopt products provided to them on our Thryv Platform, we may lose them in the future, or we may be required to make ongoing investments to serve a smaller pool of clients. If our revenue from our Marketing Services declines at a rate faster than anticipated, particularly in light of our strategic decision to terminate our Marketing Services solutions by the end of 2028, our necessary investments in Marketing Services may not be offset by revenue generated. Also, if we are not able to successfully convert a sufficient number of our Marketing Services clients to our SaaS offerings, and maintain them as clients, or if the decline in our Marketing Services revenue continues to outpace our SaaS revenue growth, this could have a material adverse effect on our business, financial condition and results of operations.

We recognize revenue for our print services upon delivery of the print directories to the intended market, which can result in variability in the amount of revenue recognized each quarter due to the publication cycle of each print directory.
We recognize revenue for print services at a point in time upon delivery of the published print directories containing customer advertisements to the intended market. Our print directories typically have 12-month publication cycles in Australia, 18-month publication cycles in New Zealand and 18 to 24-month publication cycles in the U.S. As a result, we typically record revenue for each publication only once every 12 to 24 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our print directories is therefore directly related to the number of print directories we deliver to the intended market each quarter, which can vary dramatically based on the timing of the publication cycles. The timing of our print publication cycles may result in increased variability in the amount of revenue recognized each quarter, which could have a material adverse effect on our results of operations.

If our SEO strategies fail to help our IYPs get discovered or our clients’ websites to get discovered in unpaid search results, our business could be adversely affected.

Our success depends in part on our ability to help our IYPs and our clients’ websites and contact information get discovered more easily in unpaid internet search results on search engines, such as Google, Yahoo! and Bing, among others. Algorithms are used by these search engines to determine search result listings and the order of such listings displayed in response to specific searches. Accordingly, our SEO efforts help our IYPs and our clients’ websites to be discovered more easily in organic search engine results, making it more likely that search engine users will visit these websites. However, our SEO efforts on behalf of our IYPs or our clients’ websites may not succeed in improving the discoverability of this content. Google in particular is the most significant source of traffic to our IYPs and to our clients’ websites. Therefore, it is important for us to maintain an effective SEO strategy so that our IYPs, where our clients’ business profiles are found, and our SMB clients’ websites, maintain a prominent presence in results from Google search queries. If we fail to do so, our business, financial condition and results of operations may be materially adversely affected. AI usage by the primary search engines, and by consumers for basic queries, may decrease effectiveness of our existing SEO efforts for ourselves and our clients

In addition, search engines frequently change the criteria that determine the order in which their search results are displayed, including now with the use of AI, and our SEO efforts on behalf of our own sites and our clients’ sites will be unsuccessful if we do not effectively respond to those changes on a timely basis, or if the algorithm changes made by Google and other search engines make it harder for our IYPs or our clients’ websites to rank, reducing traffic flow. Therefore, if we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, our clients may experience substantial decreases in traffic to their profile pages on our IYPs and to their own websites. This may lead to a decrease in the perceived value of our products, which could result in our inability to acquire new clients, the loss of existing clients, a decrease in revenues and a material adverse effect on our results of operations.

Our growth strategy has focused on expanding our SaaS segment, which has experienced recent revenue growth. If we fail to manage our growth effectively or if our strategy is not successful, we may be unable to execute our business plan, to maintain high levels of service, or to adequately address competitive challenges.

We have recently experienced growth in our operations related to our SaaS segment. While we have been successful in transitioning Marketing Services clients to our SaaS product offerings in the past, this success may not continue.

We plan to continue to invest in the infrastructure and support for our SaaS solutions while maintaining profitability in our Marketing Services segment. The growth of our SaaS solutions placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. In order to manage this growth effectively, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth, or failure to achieve our growth strategy, could result in difficulty or delays in maintaining clients, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties; and any of these difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to increase revenue will depend, in large part, on our ability to increase sales of Thryv Platform products to existing clients, upgrade existing clients to Thryv products and maintain their business, sell additional products and upgrades on the Thryv Platform to clients, and sell our existing platform into new domestic and international markets. The success of our Thryv Platform depends on several factors, including the introduction and market acceptance of our Thryv Platform, the ability to maintain and to develop relationships with third-party service providers, and the ability to attract, to retain and to effectively train sales and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenue. Any new markets in which we attempt to sell our Thryv Platform and add-ons, including new countries or regions, may not be receptive. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of the product not incorporating in a timely fashion or all the necessary changes to enable a client to be compliant with such laws. Our ability to further penetrate our existing markets depends on the quality of our Thryv Platform and add-ons and our ability to design our solutions to meet consumer demand. Furthermore, our ability to increase sales from existing clients depends on our clients’ satisfaction with our services and our clients’ desire for additional solutions and to expand from single-point solutions to our comprehensive Thryv Platform. If we are unable to sell solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients, our revenue may not grow as expected, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the success of any geographic expansion depends on our ability to customize products to integrate with third-party applications in that region and other market specific customizations, translate products for non-English speaking markets and provide customer service and training in local languages, which we may be unable to do successfully.

We are dependent upon client renewals, the addition of new clients, increased revenue from existing clients and the continued growth of the market for our Thryv Platform and any impact on these factors could materially adversely affect our operating results.

We expect to derive a substantial portion of our future revenue from the sale of subscriptions to our Thryv Platform. The market for small business management solutions is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our Thryv Platform and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves transitioning digital Marketing Services clients to our Thryv Platform and cross-selling SaaS products to existing U.S. and international clients to increase the value of our client relationships over time as we expand their use of our services, onboard other parts of their organizations and upsell additional offerings and features. If these efforts are unsuccessful or if our existing clients fail to expand their use of our Thryv Platform or adopt additional offerings and features, our operating results may be materially adversely affected.

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

During the year ended December 31, 2024, we generated a net loss of $74.2 million. If we are unable to acquire new clients cost effectively, we may incur net losses in the future. Our expenses may increase in the future due to additional investment in product development or expenses related to acquisitions, which could impact our ability to sustain profitability in the future. Additionally, while the majority of our revenue in fiscal years 2024, 2023 and 2022 came from advertising services provided in local classified print directories and digital marketing solutions, such as search, display and social media, future development of new services may initially have a lower profit margin than our existing services, which could have a material adverse effect on our business, financial condition and results of operations. As a result, we may not be able to maintain profitability in the future.

The continuing decline in the use of print directories and in our ability to attain new or renewed print agreements continues to adversely affect our business.

Overall references to print directories, including our Print Yellow Pages, in the United States have been declining since the early 2000s. This decline is primarily attributable to increased use of internet search providers, as well as the proliferation of large retail stores for which consumers and businesses may not reference the print directories. While we expect the decline in usage will continue to negatively affect advertising sales associated with our traditional print business, a significant further decline in usage of our print directories could impair our ability to maintain or increase advertising prices, which may cause businesses to reduce or discontinue purchasing advertising in our print directories. Either or both of these factors could adversely affect our revenue and have a material adverse effect on our business, financial condition, results of operations and prospects. These trends have resulted in declining print advertising sales, and we expect these trends to continue in 2025 and beyond.

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

If we are not able to provide new or enhanced functionality and features, including robust artificial intelligence solutions, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully provide new or enhanced functionality and features for our existing solutions that achieve market acceptance or that keep pace with rapid technological developments, including robust AI solutions. For example, we are focused on enhancing the connectivity and integration of add-ons to our Thryv Platform to expand its utility for our SMB clients. The success of new or enhanced functionality and features depends on several factors, including their overall effectiveness and the timely completion, introduction and market acceptance of the enhancements, new features, or applications. Furthermore, we depend on both internal development and our third-party software partners to develop and implement their own enhancements, new features, or applications that can then be integrated into the Thryv Platform. Failure in either of these areas may significantly impair our revenue growth.

In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, iOS, AI and other software and communication, browser and database technologies. We may not be successful in developing these new or enhanced functionalities and features, or in bringing them to market in a timely fashion. If we do not continue to innovate and deliver high-quality, technologically advanced solutions, we will not remain competitive, which could have a material adverse effect in our business, financial condition and results of operations. Any failure of our Thryv Platform and add-ons to operate effectively with future network platforms and technologies could reduce the demand for our Thryv Platform and add-ons, result in client dissatisfaction and have a material adverse effect on our business, financial condition and results of operations.

We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate AI solutions into our platform, offerings, services and features, and these applications have become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, or biased, our business, financial condition, reputation and results of operations may be adversely affected.

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

Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. For example, the EU AI Act was adopted in 2024 and will be implemented in phases through 2030, and other jurisdictions are considering similarly focused legislation. These regulations and the evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs, increase our exposure to claims related to our AI models and increase liability related to the use of AI by our customers or users that are beyond our control. While we have taken a responsible approach to the development and use of AI, there can be no guarantee that future AI regulations will not adversely impact us or conflict with our approach to AI, including affecting our ability to make our AI offerings available without costly changes, delaying or halting development of AI offerings, requiring us to change our AI development practices, monetization strategies and/or indemnity protections and subjecting us to additional compliance requirements, regulatory action, competitive harm, reputational harm and/or legal liability. To the extent we rely on third-party AI models in our products, services and solutions, we will face risks inherent in how those models have been developed and deployed, including situations in which the third party may lack a proper license or consent for the training data used for their model. In addition, new competition regulations on AI development and deployment could impose new requirements on our markets that could impact our business and financial results.

Uncertainty around new and evolving AI uses may require significant, additional investment to develop models and proprietary datasets, responsible-use frameworks and new approaches and processes to attribute or compensate content creators. We have experienced, and may in the future experience, challenges accessing AI models, datasets or hardware. Developing, testing and deploying AI systems may also increase the cost of our offerings, including due to the nature of the computing costs involved in such systems. These costs could adversely impact our margins as we continue to make significant investments in AI development, add AI capabilities to our offerings and scale our AI offerings without assurance that our customers and users will adopt them. Further, as with any new offerings based on new technologies, consumer reception and monetization pathways are uncertain, our strategies may not be successful and our business and financial results could be adversely impacted. New AI offerings and technologies could modify workforce needs, result in negative publicity about AI and decrease demand for our existing products, services and solutions, all of which could adversely impact our business.

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

We are continuing to expand our operations internationally, which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

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

During the year ended December 31, 2024, the Company made the strategic decision to terminate its Marketing Services solutions by the end of 2028. This strategic decision adversely impacted certain assumptions used to estimate the discounted future cash flows of our Thryv Marketing Services reporting unit for purposes of performing our goodwill impairment test. As a result, we recognized total non-cash impairment charges of $83.1 million in the third quarter of 2024 to reduce goodwill for our Thryv Marketing Services segment to zero.

As of December 31, 2024, we had $253.3 million of goodwill, all of which related to the Thryv SaaS segment. Changes in valuation assumptions or other factors could result in impairment charges in the future, which could have a material adverse effect on our results of operations.

The Company’s strategic decision to transition clients from its digital Marketing Services solutions to its Thryv Platform products could result in higher levels of client churn and have an adverse effect on the Company’s results of operations and key business metrics.

During the fourth quarter of 2023, the Company made a strategic decision to accelerate the transition of clients with digital Marketing Services solutions to its Thryv Platform by converting clients with certain Marketing Services products to the Thryv Platform at no additional base cost at the time of upgrade. The transition of these clients will decrease the number of clients in and the revenue of the Thryv Marketing Services segment and increase the number of clients in and the revenue of the Thryv SaaS segment. While the Company believes these clients are receiving a valuable upgrade to the Thryv Platform and will be more likely to subscribe for additional features of the Thryv Platform in the future, the conversion of these clients outside of the sales process could result in these clients cancelling their services with us at a materially higher rate than other clients in our SaaS segment, which could have a materially adverse effect on our results of operations. Furthermore, the conversion of these clients could have an adverse effect on certain of our key business metrics, such as a reduction in total clients and reduced SaaS monthly ARPU. Any of these negative effects could have a material adverse effect on our business, results of operations and financial condition.

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

Our future success will depend upon our ability to anticipate and to adapt to changes in technology and industry standards and to effectively develop, introduce, market and gain broad acceptance of new product and service enhancements incorporating the latest technological advancements, including robust AI solutions. Furthermore, we depend on our third-party providers to also keep pace with rapid technological changes and evolving industry standards. If our third-party providers are unable to adapt to technological changes, this could also have a material adverse effect on our ability to retain or increase our client subscription base or cause us to incur additional operational costs involved with switching third-party providers.

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

Risks Related to the Economy, Disasters, Epidemics, and Other External Factors

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

Public health epidemics or outbreaks could adversely impact our business. The extent to which a public health epidemic or outbreak impacts our operations will depend on future developments, including the duration of the outbreak, the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. Depending on the severity of the outbreak, we may experience significant future disruptions to our business operations, which may adversely affect our service quality and thereby our business reputation. In addition, the spread and impact of an outbreak could adversely impact demand for our clients’ services or the level of business conducted by our clients. Such conditions could affect the rate of spending on our solutions and could adversely affect our clients’ ability or willingness to purchase our solutions; the timing of our current or prospective clients’ purchasing decisions; pressure for pricing discounts or extended payment terms; reductions in the amount or duration of clients’ subscription contracts; or increase client churn, all of which could adversely affect our future sales, operating results and overall financial performance. If an outbreak has a continued and substantial impact on the ability of our clients to purchase our solutions, our results of operations and overall financial performance may be harmed. In addition, to the extent an outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included herein, or may affect our operating and financial results in a manner that is not presently known to us.

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

As of December 31, 2024, 217 employees, or 7% of our employees and 25% of our sales force, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slowdowns involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

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

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, Canada, Australia, New Zealand, the European Union (the “E.U.”), and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in May 2018, the General Data Protection Regulation came into effect, which brought with it a complete overhaul of E.U. data protection laws: the new rules superseded then-current E.U. data protection legislation, imposed more stringent E.U. data protection requirements and provided for greater penalties for non-compliance. In addition, the California Consumer Protection Act of 2018 (“CCPA”) became effective January 1, 2020, with implications for consumer privacy in the U.S. that reach beyond California. HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act, affects our ability to provide our solutions to medical and healthcare businesses that are Covered Entities or Business Associates under those laws. New York’s SHIELD Act may impact our ability to offer our services to financial businesses due to its compliance requirements for data collection and security. Changing definitions of what constitutes PII may also limit or inhibit our ability to operate or to expand our business, including limiting strategic partnerships that may involve the sharing of data, especially in the context of the digital advertising ecosystem. Also, some jurisdictions require that certain types of data be retained on localized servers within these jurisdictions, which could impact our ability to make solutions that impact all our clients’ needs.

Evolving and changing definitions of what constitutes PII within the United States, Canada, Australia, New Zealand, the European Union and elsewhere, especially relating to the classification of internet protocol, or IP addresses, machine or device identification numbers, location data and other information, as well as the use of PII for machine learning process or algorithm movement may limit or inhibit our ability to operate or to expand our business. Future laws, regulations, standards and other obligations could impair our ability to collect or to use information that we utilize to provide email delivery and marketing services to our clients, thereby impairing our ability to maintain and to grow our client base and to increase revenue. Future restrictions on the collection, use, sharing, or disclosure of our clients’ data or additional requirements for express or implied consent of clients for the use and disclosure of such information may limit our ability to develop new services and features.

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

We maintain clients in a variety of industries, including healthcare, financial services, the public sector and telecommunications. Regulators in certain industries have adopted, and may in the future adopt, regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our clients’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain clients, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our clients are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our clients may expect, such as an attestation of compliance with the New York SHIELD Law, CCPA, Payment Card Industry Data Security Standards, may have an adverse impact on our business and results. Furthermore, we and our clients in the healthcare industry are regulated by HIPAA, which establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and requires the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form, as well as breach notification procedures for breaches of PHI and penalties for violation of HIPAA’s requirements for entities subject to its regulation. We work to maintain compliance with the relevant industry-specific certifications or other requirements or standards relevant to our clients, but if in the future we are unable to achieve or maintain such certifications, requirements or standards, it may harm our business and adversely affect our results.

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

Our business is dependent on our data processing systems and our data centers operated by third-party providers. We rely on these systems to process, on a daily and time sensitive basis, a large number of complicated transactions. We electronically receive, process, store and transmit data and PII about our clients and our employees, as well as our vendors and other business partners, including names, social security numbers, credit card numbers and financial account numbers. We keep this information confidential. However, our websites, networks, applications and technologies and other information systems have in the past, and will continue to be targeted for sabotage, disruption, or data misappropriation. The uninterrupted operation of our information systems and our ability to maintain the confidentiality of PII and other client and individual information that resides on our systems are critical to the successful operation of our business. While we have information security and business continuity programs, these plans may not be sufficient to ensure the uninterrupted operation of our systems or to prevent unauthorized access to the systems by unauthorized third parties. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. These concerns about information security increase with the mounting sophistication of social engineering. Our network security hardening may be bypassed by phishing and other social engineering techniques that seek to use end-user behaviors to distribute computer viruses and malware into our systems, which might disrupt our delivery of services and make them unavailable and might also result in the disclosure or misappropriation of PII or other confidential or sensitive information. In addition, a significant cybersecurity breach could prevent or delay our ability to process payment transactions.

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

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

This environment demands that we continuously improve our design and coordination of security controls throughout the Company. Our Board of Directors (the “Board”), in coordination with the Audit Committee of the Board (the “Audit Committee”), has primary responsibility for overseeing cybersecurity risk management and the effectiveness of security controls. The Audit Committee receives quarterly reports identifying major risk area exposures, such as cybersecurity. In the event that the Audit Committee identifies significant risk exposures, including with respect to cybersecurity, it will present such exposure to the Board to assess our risk identification, risk management and mitigation strategies. Despite these efforts, it is possible that our security controls over data, training and other practices we follow may not prevent the improper disclosure of PII or other confidential information. Any issue of data privacy as it relates to unauthorized access to or loss of client and/or employee information could result in the potential loss of business, damage to our market reputation, litigation and regulatory investigation and penalties.

There may be other such security vulnerabilities that come to our attention. Our continued investment in the security of our technology systems, continued efforts to improve the controls within our technology systems, business processes improvements and the enhancements to our culture of information security may not successfully prevent attempts to breach our security or unauthorized access to PII or other confidential, sensitive or proprietary information. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. In addition, in the event of a catastrophic occurrence, either natural or man-made, our ability to protect our infrastructure, including PII and other client data and to maintain ongoing operations could be significantly impaired. Our business continuity and disaster recovery plans and strategies may not be successful in mitigating the effects of a catastrophic occurrence. Insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our insurance policies may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention. If our security is breached, if PII or other confidential information is accessed, or if we experience a catastrophic occurrence, it could have a material adverse effect on our business, financial condition and results of operations.

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

In order to protect our trade names, including Thryv®, Thryv Leads®, Thryv CompleteSM, Thryv Your Business Smarter®, The Real Yellow Pages®, Yellowpages.com®, Dexknows.com®, Superpages.com®, Yellow.co.nz, Whitepages.co.nz, Finda.co.nz and Tourism.net.nz from domain name infringement or to prevent others from using internet domain names that associate their businesses with ours, Thryv seeks formal registrations from the USPTO, participates in a tracking service for all Thryv domestic and internal trademarks and works with specialized outside counsel. In the past, we have received claims of material infringement of intellectual property rights. For example, we have had to defend against copyright violation claims on licensed images included in our print and internet directories and websites and patent infringement claims on various technologies and functionalities included in our digital products, services, and internet sites. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In response to the loss of important trademarks or other intellectual property rights, we may be required to spend significant resources to monitor and to protect these rights. Litigation brought to protect and to enforce our intellectual property rights could be costly, time-consuming and distracting to management, with no guarantee of success and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We also maintain a moderate patent portfolio and work with specialized patent counsel to protect our technology rights. Our failure to secure, protect and enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, we had state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2025. Utilization of these net operating losses depends on many factors, including our future income, which cannot be assured. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Taxes

The international tax landscape is highly uncertain and complex, and our international taxes might increase as a result of Pillar Two rules.

The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. The OECD continues to release additional guidance on these rules, and many countries have enacted or are in the process of enacting Pillar Two enactment rules which took effect in jurisdictions relevant to Thryv beginning in 2024. While we do not currently estimate a material impact to our consolidated financial statements, we continue to monitor these proposals closely and, if enacted by various countries in which we do business, they may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings.

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
•directory publication cycles;
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
Risks Related to the Keap Acquisition

We may be unable to successfully integrate some or all of the Keap business into our business or achieve the anticipated benefits of the Keap Acquisition.

Our ability to achieve the anticipated benefits of the Keap Acquisition will depend in part upon whether we can integrate the Keap business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. There can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. If we are not able to successfully integrate Keap’s business with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Keap Acquisition may not be realized fully or may take longer than expected to be realized. The integration of the Keap business involves a number of factors that may affect our operations. These factors include:

•difficulties in converting Keap’s clients onto our Thryv Platform;
•diversion of management’s attention;
•increased expenses, including, but not limited to, legal, administrative and compensation expenses;

•difficulties in the integration of acquired operations, including the integration of data and information solutions or other technologies and administrative infrastructure;
•adverse effects to our existing business relationships with business partners and clients as a result of the Keap Acquisition;
•difficulties retaining key employees and maintaining the key business and client relationships of the Keap business;
•cultural challenges associated with integrating employees from Keap into our organization;
•unanticipated problems or legal liabilities;
•tax and accounting issues (including tax liabilities of Keap);
•combining the companies’ corporate functions;
•developing products and technology that allow value to be unlocked in the future; and
•effecting potential actions that may be required in connection with obtaining regulatory approval or necessary patents to protect future technology.

A failure to integrate the Keap Acquisition efficiently may be disruptive to our operations and adversely impact our revenues or increase our expenses. Further, it is possible that there could be a loss of our or Keap’s key employees and customers and an overall post-completion process that takes longer than originally anticipated.

In addition, a significant portion of the purchase price of Keap may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the event that the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. If the Keap Acquisition does not yield expected returns, we may be required to record charges based on this impairment assessment process, which could have a material adverse effect on our financial condition and results of operations.
The obligations and liabilities of the Keap business, some of which may be unanticipated or unknown, may be greater than we have anticipated, which could have a material adverse effect on our business.

The contractual or other obligations and liabilities of the Keap business, some of which may not have been disclosed to us or may not be reflected or reserved for in the historical financial statements of the Keap business, may be greater than we have anticipated. Although we have conducted due diligence on Keap, there can be no assurances that we are aware of all such obligations and liabilities. We have only limited insurance for breaches of representations and warranties under the Keap merger agreement with respect to unknown liabilities of the Keap business. The obligations and liabilities of Keap could have a material adverse effect on our business, financial condition or results of operations.
We are subject to business uncertainties as a result of the Keap Acquisition.

As with any acquisition, there are substantial risks associated with acquisitions of existing businesses. These risks include, but are not limited to, the risk that we may not be able to fully integrate the operations, personnel, services or technologies of the Keap Acquisition; the potential disruption of our ongoing businesses; the diversion of management attention because of the substantial management time and resources required; and the difficulty in developing or maintaining controls and procedures.
Uncertainty about the effect of the Keap Acquisition on partners, suppliers and employees may have an adverse effect on us after completion of the Keap Acquisition. These uncertainties may impair our ability to attract, retain and motivate key personnel, and could cause partners, suppliers and employees that deal with us to seek to change existing business relationships with us. If key employees depart or current partners or suppliers terminate or modify their business relationships with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed.
We may be required to take write-downs or write-offs and impairment or other charges related to the Keap Acquisition that could have a significant negative effect on our financial condition, results of operations and stock price, which could materially and adversely affect our business.

Although we have conducted due diligence on the Keap business, we cannot assure you that this diligence revealed all material issues that may be present in the Keap business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. We have also purchased representations and warranties insurance in connection with the Keap Acquisition, but there is no assurance that those policies will cover any losses we might experience from breaches of the sellers’ representations and warranties or otherwise arising from the Keap Acquisition. As a result, we may be forced to later write down or write off assets or incur impairment or other charges that could negatively affect business, assets, liabilities, prospects, outlook, financial condition and results of operations after closing of the Keap Acquisition and result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.
We have and will continue to incur significant transaction costs in connection with the Keap Acquisition.

We have incurred and expect to continue to incur a number of non-recurring costs associated with the Keap Acquisition, combining the operations of Keap with ours and achieving desired synergies. These costs have been, and will continue to be, substantial. A substantial majority of non-recurring expenses consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance, and benefit costs. We also incurred costs related to formulating and implementing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of Keap’s business, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.
The Keap Acquisition may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we currently anticipate that the Keap Acquisition will be accretive to our earnings per share (on an adjusted earnings basis that is not pursuant to GAAP and excluding transaction and integration costs), this expectation is based on a number of assumptions, including about our and Keap’s business, estimated costs and revenue synergies and the effects of preliminary estimates, each of which may change materially. As a result, the Keap Acquisition may cause dilution to our earnings per share or the expected accretive effect of the Keap Acquisition may be less than anticipated, delayed or not occur at all, each of which may cause a decrease in the market price of our common stock. In addition, we could encounter additional transaction-related costs or other factors, such as the failure to realize all of the strategic and financial benefits currently anticipated in the Keap Acquisition, including anticipated cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease, delay or cause not to occur the expected accretive effect of the Keap Acquisition and cause a decrease in the market price of our common stock.
Historical performance of Keap may not be indicative of future performance.

Past results of Keap are not necessarily indicative of the future performance of Keap or the combined businesses. Investors should therefore not rely on the historical results of Keap to predict the future performance of Keap or the combined businesses.
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

During periods of volatile credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to, extending credit up to the maximum amount permitted by the New ABL Facility. If our lenders are unable to fund borrowings under their revolving credit commitments or we are unable to borrow, it could be difficult to obtain sufficient funding to execute our business strategy or to meet our liquidity needs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Ownership of Our Common Stock

The market price of our shares of common stock may be volatile.

The public price of our common stock could be subject to wide fluctuations in response to the risk factors described herein and others beyond our control, including:

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
•failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cybersecurity in the U.S. or globally;
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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us and/or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be adversely affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Corporate Governance

Our information security program is managed by a dedicated Vice President of Information Technology (“VP of IT”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The VP of IT has the relevant expertise in understanding risks from cybersecurity threats and has extensive experience managing cybersecurity risk management programs. Additionally, the VP of IT has served in various leadership roles in information technology and information security for over 20 years. The VP of IT provides quarterly reports to the Audit Committee as well as our Chief Executive Officer and other members of our senior management, as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the current threat landscape. Our program is regularly evaluated by internal and external experts, with the results of those reviews reported quarterly to the Audit Committee and senior management. We also actively engage with key vendors and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

Risk Management and Strategy

We have established processes and policies for assessing, identifying and remediating material risks posed by cybersecurity threats. Our processes and policies are based upon the National Institute of Standards and Technology Cybersecurity Framework. Our processes are focused on: (i) effecting organizational education on how to manage cybersecurity risks, (ii) implementing safeguards to protect our systems, (iii) detecting the occurrence of a cybersecurity incident, (iv) responding to a cybersecurity incident and (v) recovering from a cybersecurity incident. Additionally, we have a cybersecurity incident response plan including specific responsive protocols administered by an incident response team, led by our Vice President of Information Technology and comprised of other members of management.

As a part of our organizational education on risk management, we require that employees annually complete information and privacy training. We also administer employee awareness training around phishing, malware, and other cyber risks on an ad hoc basis as necessary to enhance our protection efforts. We actively engage with key vendors and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. For example, our incident response team conducts periodic tabletop exercises with outside consultants to ensure adherence to our cybersecurity incident response plan. Additionally, we maintain insurance coverage for cybersecurity insurance as part of our overall insurance portfolio.

As of December 31, 2024, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see “Risk Factors - An information security breach of our systems or our data centers operated by third-party providers, the loss of, or unauthorized access to, client information, or a system disruption could have a material adverse effect on our business, market brand, financial condition and results of operations.”

Item 2.     Properties

As of December 31, 2024, we have seven properties, all of which are leased. Since June 2020, we have operated as a “Remote First” company, meaning that the majority of our workforce operates in a remote working environment. As a result, we have closed certain office buildings, including most of the space at our corporate headquarters in Dallas, Texas. We will keep certain other office buildings open to house essential employees who cannot perform their duties remotely, such as employees who work in our data centers that are leased in Texas and Virginia.

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

Item 4.     Mine Safety Disclosures

None.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company completed a direct listing on October 1, 2020. The Company's common stock, par value $0.01 (the “common stock”), trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “THRY”. As of February 25, 2025, there were 35 stockholders of record of our common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. Prior to the direct listing, there was no public trading market for our common stock.

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

Performance Graph

The following graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on Nasdaq) through December 31, 2024, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Russell 2000 Index, calculated on a dividend-reinvested basis. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq Composite Index and the Russell 2000 Index as of the market close on October 1, 2020. Note that past stock price performance is not necessarily indicative of future stock price performance.

	10/01/2020	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
Thryv Holdings, Inc.	$100.00	$96.43	$293.79	$135.71	$145.36	$105.71
Nasdaq Composite Index	$100.00	$114.14	$138.55	$92.69	$132.94	$171.01
Russell 2000 Index	$100.00	$128.97	$146.64	$115.02	$132.38	$145.65

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest providers of SaaS end-to-end customer experience tools and digital marketing solutions to small-to-medium sized businesses. Our solutions enable our SMB clients to generate new business leads, manage their customer relationships and run their day-to-day business operations.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2024, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

We serve approximately 300,000 SMB clients globally through two business segments: Thryv SaaS and Thryv Marketing Services.

Thryv Marketing Services. Our Thryv Marketing Services segment provides both print and digital solutions and generated $480.7 million, $653.2 million, and $986.0 million of consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages, which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization tools. Our Thryv Marketing Services segment includes Thryv Australia Pty Ltd (“Thryv Australia”), and Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company, which we acquired on April 3, 2023 for $8.9 million in cash (the “Yellow Acquisition”). Thryv Australia and Yellow serve approximately 80,000 and 15,000 SMBs, respectively, many of which we believe are ideal candidates for the Thryv Platform. On January 21, 2022, we acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company, for $22.8 million in cash, subject to certain adjustments. Vivial results are included in the Thryv Marketing Services segment. During the third quarter of 2024, we made a strategic decision to terminate our Marketing Services solutions by the end of 2028.

Thryv SaaS. Our Thryv SaaS segment generated $343.5 million, $263.7 million, and $216.3 million of consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Our primary SaaS offerings are comprised of Thryv®, our flagship all-in-one small business management platform, which includes Command Center, Business Center, Marketing Center, ThryvPaySM, Thryv Add-Ons, and Keap Automations. Thryv Command Center enables SMBs to centralize all their internal and external communications through a modular, easily expandable, and customizable platform. Command Center allows an SMB to perform the following tasks to provide a centralized inbox for all customer communication:

•connect their pre-existing email, Facebook and Instagram accounts;
•install Command Center’s WebChat client on their website; and
•use Voice over Internet Protocol in-platform telephony services, Short Message Service and video calls.

Thryv Business Center is designed to allow an SMB everything necessary to streamline day-to-day business operations, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, AI driven analytics and lead attribution, helping them understand what marketing is working for them. ThryvPaySM, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include AI-assisted website development, SEO tools, Google Business Profile optimization, Hub by

ThryvSM, and Thryv Leads. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth. Keap Automations is Thryv's sales and marketing automation engine that helps SMBs efficiently grow, allowing automation of repetitive tasks, campaigns, processes, and tools.

Keap Acquisition. On October 31, 2024, we acquired all of the outstanding capital stock of Keap for $76.9 million in cash (net of $7.6 million of cash acquired), subject to adjustment. Keap was founded in 2001 and operates a SaaS e-mail marketing and sales platform for small businesses, including products to manage customers, customer relationship management, marketing and e-commerce. As of December 31, 2024, Keap's customer base consisted of approximately 15,000 subscribers. Keap results are included in the Thryv SaaS segment.

To finance the purchase price, we closed an underwritten public offering of 5,715,000 shares of common stock, generating proceeds of $76.8 million (after deducting underwriting discounts and commissions) and borrowed $5.5 million under our New ABL Facility. Additionally, on November 12, 2024, the underwriter of the offering exercised its option to purchase an additional 857,250 shares of common stock, generating additional proceeds of $11.5 million (after deducting underwriting discounts and commissions).

Transition of Digital Marketing Services Clients to the Thryv Platform. During the fourth quarter of 2023, we made a strategic decision to accelerate the transition of clients with digital Marketing Services solutions to our Thryv Platform by converting clients with certain Marketing Services products to the Thryv Platform outside of the sales process at no additional base cost to these clients at the time of upgrade. During 2024, we converted approximately 46,000 clients from our digital Marketing Services to our Thryv Platform, generating a $37.1 million increase in SaaS revenue during 2024. As of December 31, 2024, approximately 38,000 of these clients remained as active SaaS clients.

The conversion of these clients decreases the number of clients in and the revenue of the Thryv Marketing Services segment and increases the number of clients in and the revenue of the Thryv SaaS segment. While we believe these clients are receiving a valuable upgrade to our Thryv Platform and will be more likely to subscribe for additional features of the Thryv Platform in the future, the conversion of these clients outside of the sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During 2024, the churn of clients converted from our digital Marketing Services solutions was in line with the churn from the other clients in our SaaS segment. The conversion of clients to our Thryv Platform at no additional base cost resulted in a decrease to our SaaS monthly ARPU.

Impairment Charges

Our impairment tests resulted in non-cash impairments of our goodwill of $83.1 million, $268.8 million and $102.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, to reduce goodwill in our Thryv Marketing Services reporting unit. The impairment charge during the year ended December 31, 2024 was primarily driven by the Company’s strategic decision during the third quarter of 2024 to terminate its Marketing Services solutions by the end of 2028. This strategic decision resulted in an additional accelerated decline in estimated future cash flows, partially offset by operating cost savings from terminating our Marketing Services solutions.

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
Ability to Attract and Retain Clients
Our revenue growth is driven by our ability to attract, retain and expand the spend of SMB clients. To do so, we must deliver solutions that address the challenges currently faced by SMBs at a value-based price point that SMBs can afford.

Our strategy is to expand the use of our SaaS solutions by introducing our SaaS solutions to new SMB clients, as well as our current Thryv Marketing Services clients and our existing SaaS client base, offering them additional SaaS solutions. This strategy includes capitalizing on the increased needs of SMBs for solutions that facilitate a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital. This strategy poses a risk if our Marketing Services clients do not fully embrace the transition to SaaS offerings by purchasing additional SaaS offerings or if they have higher churn rates.
Investment in Growth
We intend to continue to develop and grow a profitable SaaS segment to better help SMBs manage their businesses, while maintaining strong profitability within our Marketing Services segment, which we expect to continue to serve as an efficient customer acquisition channel for our SaaS platform until its termination in 2028. As a result, SaaS has been able to achieve profitable growth. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also increase our operating expenses.
Ability to Grow Through Expansion and Acquisition
Our growth prospects depend upon our ability to successfully develop new markets. We currently primarily serve the United States, Australia, New Zealand, Canada, and Europe SMB markets and plan to leverage strategic acquisitions or initiatives to expand our client base domestically and enter new markets internationally. Identifying proper targets and executing strategic acquisitions may take substantial time and capital. In July 2022, we began operations in Canada through our own sales force and a re-seller agreement. On April 3, 2023, we completed the acquisition of Yellow, a New Zealand marketing services company. Additionally, on October 31, 2024, we completed the acquisition of Keap, a prominent player in customer relationship management and marketing automation for SMBs. Keap primarily serves SMBs in North America, Australia, New Zealand and Europe. We believe that strategic acquisitions of SaaS and marketing services companies globally will expand our client base and provide additional opportunities to offer our SaaS solutions.
Print Publication Cycle
We recognize revenue for print services at a point in time upon delivery of the published PYP directories containing customer advertisements to the intended market. Our PYP directories typically have 12-month publication cycles in Australia, 18-month publication cycles in New Zealand, and 18 to 24-month publication cycles in the U.S. As a result, we typically record revenue for each publication only once every 12 to 24 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our PYP directories is therefore directly related to the number of PYP directories we deliver to the intended market each quarter, which can vary based on the timing of the publication cycles.

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

	As of December 31,
(in thousands)	2024	2023	2022
Clients
Marketing Services (1)	233	314	362
SaaS (2)	114	66	52
Total (3)	296	346	387
(1)     Clients that purchase one or more of our Marketing Services solutions are included in this metric. These clients may or may not also purchase subscriptions to our SaaS offerings.
(2)     Clients that purchase subscriptions to our SaaS offerings are included in this metric, as well as clients who are converted from our digital Marketing Services solutions to our SaaS offerings. These clients may or may not also purchase one or more of our Marketing Services solutions.
(3)     Total clients is less than the sum of the Marketing Services and SaaS, since clients that purchase both Marketing Services and SaaS products are counted in each category, but only counted once in the Total.
Marketing Services clients decreased by 81 thousand, or 26%, as of December 31, 2024 as compared to December 31, 2023. Marketing Services clients decreased by 48 thousand, or 13%, as of December 31, 2023 as compared to December 31, 2022. These decreases were related to the secular decline in the print media industry and significant competition in the digital media space, from focusing on offering our SaaS solutions to our current Marketing Services clients, and from our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS offerings.
SaaS clients increased by 48 thousand, or 73%, as of December 31, 2024 as compared to December 31, 2023, primarily due to the conversion of clients from digital Marketing Services solutions to the Thryv Platform during 2024. In addition, during the fourth quarter of 2024, we added 15 thousand clients from the Keap Acquisition. SaaS clients increased by 14 thousand, or 27%, as of December 31, 2023 as compared to December 31, 2022 due to our continuing focus on new SaaS client acquisition through improved identification of prospects, improved selling methods, introduction of new product features, a growing international footprint, and the transition of clients from digital Marketing Services solutions to SaaS offerings.
Total clients decreased by 50 thousand, or 14%, as of December 31, 2024 as compared to December 31, 2023. Total clients decreased by 41 thousand, or 11%, as of December 31, 2023 as compared to December 31, 2022. The primary driver of these decreases was the secular decline in the print media business combined with increasing competition in the digital media and SaaS space, partially offset by an increase in SaaS clients.

Monthly ARPU
We define monthly average revenue per unit (“ARPU”) as our total client billings for a particular month divided by the number of clients that have one or more revenue-generating solutions in that same month. For each reporting period, the weighted-average monthly ARPU from all the months in the period are reported. ARPU varies based on product mix, product volumes, and the amounts we charge for our services. We believe that ARPU is an important measure of client spend and that growth in ARPU is an indicator of client satisfaction with our services.

	Years Ended December 31,
	2024	2023	2022
ARPU (Monthly)
Marketing Services	$133	$158	$178
SaaS	330	372	369
Monthly ARPU for Marketing Services decreased by $25, or 16%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, and $20, or 11%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to larger digital media audiences, and our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS offerings.

Monthly ARPU for SaaS decreased by $42, or 11%, during the year ended December 31, 2024 compared to the year ended December 31, 2023, and increased by $3, or 1%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in SaaS ARPU during the year ended December 31, 2024 primarily resulted from our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to our SaaS offerings at no additional base cost at the time of upgrade. The sale of our newer Marketing Center product to our SaaS clients offset a portion of the SaaS decline. The increase in SaaS ARPU during the year ended December 31, 2023 was attributable to upsell of higher value solutions to existing customers and price increases, partially offset by the strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS offerings at no additional base cost at the time of upgrade. In addition, the sale of add-on features to our Thryv Platform, such as Thryv Leads and Thryv Pay contributed to Monthly SaaS ARPU growth.

Seasoned Net Revenue Retention for SaaS

We believe that Seasoned Net Revenue Retention (“Seasoned NRR”) is an indicator of our ability to retain and expand revenue for established clients that have had one or more SaaS offerings for at least a year. Seasoned NRR is calculated by dividing the recurring revenue of all SaaS clients as of the last month of the year or quarter, as applicable, (net of expansions, downsell, and churns) by the same client's recurring revenue one year ago, removing clients acquired over the last 12 months, including clients acquired in the Keap Acquisition.

	Years Ended December 31,
	2024	2023	2022
Seasoned NRR	98%	96%	91%

Seasoned NRR increased by 2% for the year ended December 31, 2024 compared to the year ended December 31, 2023, and increased by 5% during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in Seasoned NRR during the year ended December 31, 2024 resulted from selling other SaaS products to existing SaaS clients, a price increase for SaaS clients in the third quarter of 2024, and our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to our SaaS offerings that included instances where Marketing Services clients already had at least one of our SaaS solutions and SaaS revenue increased for those clients. The increase in Seasoned NRR during the year ended December 31, 2023 resulted from selling other SaaS products to existing SaaS clients, a price increase for SaaS clients in the third quarter of 2023, and our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to our SaaS offerings that included instances where Marketing Services clients already had at least one of our SaaS solutions and SaaS revenue increased for those clients.

Key Components of Our Results of Operations

Revenue

We generate revenue from our two business segments: Thryv Marketing Services and Thryv SaaS. Our primary sources of revenue in our Thryv Marketing Services segment are Print and Digital services. Our primary source of revenue in our Thryv SaaS segment is our SaaS solutions.

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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension (cost) benefit, and other income (expense), which includes a loss on early extinguishment of debt during the year ended December 31, 2024, a bargain purchase gain as a result of the Vivial Acquisition during the year ended December 31, 2022, and foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Years Ended December 31,
	2024 (1)		2023 (2)

(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$824,156	100%	$916,961	100%
Cost of services	286,919	34.8%	338,714	36.9%
Gross profit	537,237	65.2%	578,247	63.1%

Operating expenses:
Sales and marketing	270,146	32.8%	300,538	32.8%
General and administrative	217,296	26.4%	208,880	22.8%
Impairment charges	83,094	10.1%	268,846	29.3%
Total operating expenses	570,536	69.2%	778,264	84.9%

Operating (loss)	(33,299)	4.0%	(200,017)	21.8%

Other income (expense):
Interest expense	(46,771)	5.7%	(61,728)	6.7%
Other components of net periodic pension benefit	24,806	3.0%	2,719	0.3%
Other expense	(10,734)	1.3%	(1,518)	0.2%
(Loss) before income tax (expense) benefit	(65,998)	8.0%	(260,544)	28.4%
Income tax (expense) benefit	(8,218)	1.0%	1,249	0.1%
Net (loss)	$(74,216)	9.0%	$(259,295)	28.3%
Other financial data:
Adjusted EBITDA(3)	$162,431	19.7%	$187,515	20.4%
Adjusted Gross Profit(4)	$558,906		$605,849
Adjusted Gross Margin(5)	67.8%		66.1%

(1)Consolidated results of operations includes Keap's results of operations subsequent to the October 31, 2024 acquisition date.
(2)Consolidated results of operations includes Yellow's results of operations subsequent to the April 3, 2023 acquisition date.
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
(5)See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Revenue
The following table summarizes revenue by business segment for the periods indicated:

	Years Ended December 31,		Change
	2024	2023	Amount	%
(in thousands of $)
Thryv Marketing Services	$480,680	$653,244	$(172,564)	(26.4)%
Thryv SaaS	343,476	263,717	79,759	30.2%
Total Revenue	$824,156	$916,961	$(92,805)	(10.1)%
Total Revenue decreased by $92.8 million, or 10.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in total Revenue was driven primarily by a decrease in Thryv Marketing Services Revenue of $172.6 million, partially offset by an increase in Thryv SaaS Revenue of $79.8 million.
Thryv Marketing Services Revenue
Thryv Marketing Services revenue decreased by $172.6 million, or 26.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Print revenue decreased by $10.8 million, or 4.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease in Print revenue was primarily driven by the continued secular decline in industry demand for Print services, which was partially offset by the impact of publication timing differences, as a result of our Print agreements having greater than 12 month terms, and increasing the terms of our new Print publications from 18 months to 24 months in the fourth quarter.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 18 months for U.S. directories in 2024. During the fourth quarter of 2024, we began to transition to 24 month publication cycles for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 18 to 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles.
During the year ended December 31, 2024 the Company recognized more revenue on certain U.S. publications as a result of the increased publication cycles compared to the year ended December 31, 2023. Additionally, due to publication timing differences, the Company recognized revenue for more published directories during the year ended December 31, 2024 compared to the year ended December 31, 2023. However, as a result of the secular decline in industry demand for Print services, the overall impact on revenue on a publication-by-publication basis was a 32% decline for the year ended December 31, 2024.
Digital revenue decreased by $161.7 million, or 41.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS offerings. For the year ended December 31, 2024, clients converted to SaaS offerings reduced Marketing Services revenue by $37.1 million. However, this resulted in the growth of SaaS revenue as highlighted below in the Thryv SaaS Revenue section. Digital revenue has further decreased due to a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. For the year ended December 31, 2024, the continued trending decline and significant competition resulted in a $124.6 million decrease in digital revenue.
Thryv SaaS Revenue

Thryv SaaS revenue increased by $79.8 million, or 30.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS offerings. Clients converted from digital Marketing Services solutions resulted in a $37.1 million increase in SaaS revenue for the year ended December 31, 2024. SaaS revenue also increased $29.3 million as a result of increased demand for our Thryv SaaS solutions as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients. Finally, Keap contributed $13.4 million of SaaS revenue since the acquisition closed on October 31, 2024.
Cost of Services

Cost of services decreased by $51.8 million, or 15.3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $25.2 million, contract services by $11.7 million, and employee-related expenses by $6.8 million. Additionally, depreciation and amortization expense decreased $6.0 million due to the accelerated amortization method used by the Company.
Gross Profit

Gross profit decreased by $41.0 million, or 7.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of decline in revenue and strategic cost saving initiatives. Our gross margin increased by 210 basis points, to 65.2%, for the year ended December 31, 2024 compared to 63.1% for the year ended December 31, 2023. This increase was primarily due to an increase in sales of our higher margin SaaS solutions and the reduction of our resale of high-spend, low margin third-party local search and display services that were not hosted on our owned and operated platforms.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $30.4 million, or 10.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to a decrease in employee-related costs and contract services expense of $12.3 million due to strategic cost-saving initiatives, a decrease in sales commissions of $7.8 million due to new sales commissions plans and revised targets, a decrease in stock-based compensation expense of $3.7 million, and a decrease in advertising expenses of $4.2 million. Additionally, depreciation and amortization expense decreased $3.3 million due to the accelerated amortization method used by the Company.

General and Administrative

General and administrative expense increased by $8.4 million, or 4.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to an increase in stock-based compensation expense of $5.6 million, an increase in third-party fees associated with our debt refinancing of $2.0 million, an increase in transaction and integration costs of $6.6 million related to the Keap Acquisition, and an increase in accelerated lease amortization of $4.2 million due to the Company's plans to vacate the acquired Keap office buildings. The increase was partially offset by the absence of a $10.7 million loss on settlement of indemnification asset that was recorded during the year ended December 31, 2023.
Impairment Charges
Impairment charges decreased by $185.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Impairment charges of $83.1 million were recognized as a result of a goodwill impairment in our Thryv Marketing Services reporting unit as a result of our strategic decision during the year ended December 31, 2024 to terminate our Marketing Services solutions by the end of 2028, while $268.8 million of impairment charges were recognized in our Thryv Marketing Services reporting unit during the year ended December 31, 2023 as a result of the continued secular decline in the Thryv Marketing Services reporting unit and the strategic decision to accelerate the conversion of additional clients and services from our digital Marketing Services solutions to our SaaS offerings.

Other Income (Expense)

Interest Expense
Interest expense decreased by $15.0 million, or 24.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven primarily by lower outstanding debt balances, as well as lower interest rates.

Other Components of Net Periodic Pension Benefit
Other components of net periodic pension benefit increased by $22.1 million for the year ended December 31, 2024. This increase was primarily due to remeasurement gain of $31.1 million recorded for the year ended December 31, 2024, compared to a remeasurement gain of $9.9 million that was recorded during the year ended December 31, 2023. The increase in the remeasurement gain was a result of increasing discount rates due to changes in corporate bond markets, actuarial assumption updates to reflect recent plan experience and current market conditions, plan experience different than expected, and actual asset performance exceeding expectations. These increases were partially offset by $2.1 million of lower interest cost due to lower interest rates.

Other Expense

Other expense increased by $9.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to a loss on extinguishment of debt of $6.6 million recorded during the year ended December 31, 2024 and an increase in foreign-currency related loss of $2.6 million.

Income Tax (Expense) Benefit

Income tax expense increased by $9.5 million, or 758.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The effective tax rate was (12.4%) and 0.5% for the year ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the 21.0% U.S. Federal statutory rate in the current year primarily due to the impact of the goodwill impairment allocated to non-deductible goodwill.

Adjusted EBITDA

Adjusted EBITDA decreased by $25.1 million, or 13.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in Adjusted EBITDA was primarily driven by the secular decline in our Thryv Marketing Services segment. The decrease was partially offset by the growth in our Thryv SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.

Years Ended December 31, 2023 and 2022

For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K year ended December 31, 2023.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net (loss) income plus Interest expense, Income tax expense (benefit), Depreciation and amortization expense, Restructuring and integration expenses, Loss on early extinguishment of debt, Transaction costs, Stock-based compensation expense, Impairment charges and non-operating expenses, such as, Other components of net periodic pension cost (benefit), Non-cash loss (gain) from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net (loss) income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of depreciation and amortization expense and stock-based compensation expense.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net (loss) income:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of Adjusted EBITDA
Net (loss) income	$(74,216)	$(259,295)	$54,348
Impairment charges	83,094	268,846	102,222
Depreciation and amortization expense	52,789	63,251	88,392
Interest expense	46,771	61,728	60,407
Stock-based compensation expense (1)	24,118	22,201	14,628
Restructuring and integration expenses (2)	32,697	14,612	17,804
Loss on early extinguishment of debt (3)	6,638	—	—
Non-cash loss (gain) from remeasurement of indemnification asset (4)	—	10,734	(2,148)
Transaction costs (5)	5,145	373	6,119
Income tax expense (benefit)	8,218	(1,249)	44,627
Other components of net periodic pension benefit (6)	(24,806)	(2,719)	(44,612)
Other (7)	1,983	9,033	(8,445)
Adjusted EBITDA	$162,431	$187,515	$333,342
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 12, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(2)See the table below for detail of Restructuring and integration expenses for the years ended December 31, 2024, 2023, and 2022.
(3)In connection with the debt refinancing completed on May 1, 2024, the Company recorded a Loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs on the Company's Prior Term Loan and Prior ABL Facility. See Note 10, Debt Obligations, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.

(4)In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date. See Note 4, Fair Value Measurements, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(5)Expenses related to the Keap Acquisition, Yellow Acquisition, Vivial Acquisition and other transaction costs.
(6)Other components of net periodic pension benefit is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of other components of net periodic pension benefit relates to the mark-to-market pension remeasurement.
(7)During the year ended December 31, 2024, Other primarily includes foreign exchange-related expense. During the year ended December 31, 2023, Other includes expenses related to the valuation of certain assets as a result of the acquisition of Thryv Australia and foreign exchange related expense. During the year ended December 31, 2022, Other primarily represents the bargain purchase gain as a result of the Vivial Acquisition, partially offset by foreign exchange-related expense.
The following is a reconciliation of Restructuring and integration expenses that are included in the Adjusted EBITDA to Net (loss) income reconciliation above:

(in thousands)	Years Ended December 31,
Reconciliation of Restructuring and integration expenses	2024	2023	2022
Abandoned facility costs (a)	$8,303	$3,999	$7,461
Severance charges (b)	12,668	5,834	3,491
Post-acquisition and integration expenses (c)	5,902	3,995	5,567
Tax, accounting, and legal fees (d)	5,824	784	1,285
Total Restructuring and integration expenses	$32,697	$14,612	$17,804
(a)Represents expenses related to maintenance, utilities, and general upkeep at the Company’s leased buildings. During the COVID-19 pandemic, the Company decided to operate in a Remote First working environment. Because we did not terminate existing lease agreements at any of our facilities, we continue to incur these costs until the lease agreements end. The most significant lease agreement is for our Corporate headquarters, which ends on December 31, 2025 and will not be renewed. Costs for the year ended December 31, 2024 also includes $4.2 million of accelerated amortization expense for the Keap headquarters. The Keap headquarters lease agreement ends on December 31, 2026 and will not be renewed.
(b)We incur severance charges related to certain reduction in force actions taken by our management. These reduction in force actions are designed to streamline the Company’s operations and drive lower operating expenses as we continue to shift from our Marketing Services activities and drive continued focus on our SaaS business. Specifically, we incurred severance charges of $10.9 million, $5.4 million and $2.3 million in the years ended December 31, 2024, 2023, and 2022, respectively, primarily related to our legacy Marketing Services employees and our shift from Marketing Services activities. Additionally, certain severance charges resulted from strategic integration activities to right-size our workforce following an acquisition. Specifically, we incurred severance charges of $1.8 million, $0.4 million and $1.2 million in the years ended December 31, 2024, 2023, and 2022, respectively, resulting from the acquisitions of Keap in 2024, Yellow New Zealand in 2023, and Vivial in 2022.
(c)We incur professional services, system integration costs and other fees related to each of our acquisitions. Such costs vary in nature and amount due to factors specific to each acquisition and create a lack of comparability between periods.
(d)These costs consist of legal expenses related to legal cases inherited from acquisitions and accounting fees related to acquisitions.

The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Year Ended December 31, 2024
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$299,015	$238,222	$537,237
Plus:
Depreciation and amortization expense	12,406	8,600	21,006
Stock-based compensation expense	327	336	663
Adjusted Gross Profit	$311,748	$247,158	$558,906
Gross Margin	62.2%	69.4%	65.2%
Adjusted Gross Margin	64.9%	72.0%	67.8%

	Year Ended December 31, 2023
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$409,057	$169,190	$578,247
Plus:
Depreciation and amortization expense	20,811	6,178	26,989
Stock-based compensation expense	399	214	613
Adjusted Gross Profit	$430,267	$175,582	$605,849
Gross Margin	62.6%	64.2%	63.1%
Adjusted Gross Margin	65.9%	66.6%	66.1%

	Year Ended December 31, 2022
(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$648,039	$132,343	$780,382
Plus:
Depreciation and amortization expense	33,185	5,162	38,347
Stock-based compensation expense	332	89	421
Adjusted Gross Profit	$681,556	$137,594	$819,150
Gross Margin	65.7%	61.2%	64.9%
Adjusted Gross Margin	69.1%	63.6%	68.1%
Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv Inc., which in turn generates cash flow from its own operations and operations of its subsidiaries, and has cash and cash equivalents on hand, funds provided under the New Term Loan (as defined below) and funds available under the New ABL Facility (as defined below). The agreements governing our debt may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

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
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Years Ended December 31,		$
(in thousands)	2024	2023	Change
Cash flows provided by (used in):
Operating activities	$89,783	$148,226	$(58,443)
Investing activities	(110,424)	(42,516)	(67,908)
Financing activities	19,216	(103,493)	122,709
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,344)	133	(1,477)
(Decrease) increase in cash, cash equivalents and restricted cash	$(2,769)	$2,350	$(5,119)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $58.4 million, or 39.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to changes in working capital, particularly accounts receivable, which was primarily impacted by the timing of payments and an overall decline in our sales. Additionally, the Company made income tax payments of $15.4 million for the year ended December 31, 2024 compared to income taxes paid of $9.3 million for the year ended December 31, 2023 and pension funding payments of $6.5 million for the year ended December 31, 2024 compared to funding payments of $0.8 million for the year ended December 31, 2023. This was offset by lower interest payments of $13.0 million compared to the year ended December 31, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $67.9 million, or 159.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to $76.9 million of cash paid related to the Keap Acquisition during the year ended December 31, 2024, compared to $8.9 million of cash paid related to the Yellow Acquisition during the year ended December 31, 2023.

Cash Flows from Financing Activities

Net cash from financing activities was $19.2 million for the year ended December 31, 2024 compared to net cash used in financing activities of $103.5 million the year ended December 31, 2023. This was primarily due to $87.4 million of net proceeds from our common stock offering during the year ended December 31, 2024. Additionally, $44.4 million of net payments on the Company's Prior Term Loan and New Term Loan agreements during the year ended December 31, 2024, compared to $120.0 million of net payments on the Company's Prior Term Loan during the year ended December 31, 2023. The decrease in payments on the Prior Term Loan and New Term Loan was partially offset by $25.0 million of net payments on the Company's Prior ABL Facility and New ABL Facility during the year ended December 31, 2024, compared to $5.7 million of net payments on the Company's Prior ABL Facility during the year ended December 31, 2023. Additionally, the decrease in payments on the Prior Term Loan and New Term Loan was partially offset by $15.9 million of cash received as a result of the exercise of stock warrants during the year ended December 31, 2023. The Company also paid $5.5 million of debt issuance costs during the year ended December 31, 2024 related to the New Term Loan.

Debt
New Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “New Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The New Term Loan established a senior secured term loan facility (the “New Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of December 31, 2024, 40.0% of the New Term Loan was held by a related party who was an equity holder of the Company as of that date.

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

New ABL Facility

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

As of December 31, 2024, the Company had borrowing base availability of $56.9 million. As a result of certain restrictions in the Company's debt agreements, as of December 31, 2024, approximately $46.5 million was available to be drawn upon under the New ABL Facility.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the New Term Loan Facility, payments of the New Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the New Term Loan Facility). We are in compliance with all covenants under the New Term Loan and New ABL Facility as of December 31, 2024. We had total recorded debt outstanding of $284.3 million (net of $10.8 million of unamortized original issue discount and debt issuance cost) at December 31, 2024, which was comprised of amounts outstanding under the New Term Loan of $271.3 million and New ABL Facility of $23.9 million.

Share Repurchase Program

On April 30, 2024, the Board authorized a new share repurchase program (the “Share Repurchase Program”), under which the Company may repurchase up to $40 million in shares of common stock through April 30, 2029. The repurchase program is subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s New Term Loan and ABL Credit Agreement. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

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

We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill, pension obligations, and income taxes have the greatest potential impact on our audited consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements included in Part II, Item 8 in this Annual Report for further information on these and our other significant accounting policies and estimates as well as our disclosures on recent accounting pronouncements. Our most critical accounting estimates are summarized below.

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

We derive revenue from our two business segments: Thryv Marketing Services and Thryv SaaS. The Company has determined that each of its services is distinct and represents a separate performance obligation because the SMB can benefit from each service on its own or together with other resources that are readily available to the SMB, and services are separately identifiable from other promises in the contract. Revenue for all services is recognized when control transfers to the SMB. For print solutions, control transfers upon delivery of the published directories. Control over SaaS and digital services transfers to the SMB evenly over the service period.

The transaction price of a contract primarily consists of fixed consideration components pursuant to the applicable contractual terms and may involve the use of estimates. These judgments involve consideration of historical and expected experience with the customer and other similar customers. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Standalone selling price is the price at which the Company would sell a promised service separately to a client. Judgment is required to determine the standalone selling price for each distinct performance obligation. Often, the Company does not have sufficient standalone sales information, as contracts with customers generally include multiple performance obligations. When standalone sales information is not available, the Company estimates the standalone selling price using information that may include market conditions, entity-specific factors such as pricing and discounting strategies, and other inputs.

Business Combinations

We have completed several acquisitions of other businesses in the past, including the Keap Acquisition on October 31, 2024, the Yellow Acquisition on April 3, 2023 and the Vivial Acquisition on January 21, 2022. In an acquisition, we first review if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If such concentration exists, the transaction is considered an asset acquisition rather than a business combination.

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

During the third quarter of 2024, the Company made a strategic decision to terminate its Marketing Services solutions by the end of 2028. This strategic decision resulted in an additional accelerated decline in estimated future cash flows from the Thryv Marketing Services reporting unit, partially offset by operating cost savings from terminating our Marketing Services solutions, and the Company concluded that a triggering event had occurred in the Thryv Marketing Services reporting unit during the third quarter of 2024. As a result, the Company recorded a non-cash impairment charge of $83.1 million during the third quarter of 2024, reducing the goodwill in its Thryv Marketing Services reporting unit to zero.

On October 1, 2024, we performed a qualitative impairment assessment in accordance with ASC 350-30-35, Intangibles-Goodwill and Other and determined that it was not more likely than not that the fair value of the SaaS reporting unit was less than its carrying value and that no impairment existed. Additionally, the Company concluded that an impairment triggering event did not occur during the three months ended December 31, 2024. During the year ended December 31, 2023, the Company recognized a non-cash impairment charge of $268.8 million to reduce goodwill in its Thryv Marketing Services reporting unit. During the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $102.0 million in its Thryv Marketing Services reporting unit.

As of December 31, 2024, goodwill was $253.3 million. For additional information related to goodwill, see Note 5, Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 in this Annual Report.

Pension Obligations

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
Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements as of and for the years ended December 31, 2024, 2023, and 2022, included in Part II, Item 8 in this Annual Report, for a discussion of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2024, we had total recorded debt outstanding of $284.3 million (net of $10.8 million of unamortized original issue discount and debt issuance costs), which was comprised of amounts outstanding under our New Term Loan of $271.3 million and New ABL Facility of $23.9 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $3.0 million annually based on the debt outstanding at December 31, 2024.

Foreign Exchange Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar and New Zealand dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

We have experienced and will continue to experience fluctuations in our Net (loss) income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not hedged our foreign currency transactions to date. We are evaluating the costs and benefits of initiating a hedging program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thryv Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Thryv Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2025, expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Pension Obligations
As described in Note 11 to the financial statements, the Company’s aggregate net pension obligations as of December 31, 2024, was $38.5 million and is calculated as $366.8 million of defined benefit pension obligations for its defined benefit pension plans less the related pension assets of $328.3 million. The Company recorded a net periodic pension benefit of $24.8 million for the year-ended December 31, 2024. The Company remeasures the defined benefit pension obligations annually or upon a remeasurement date, with actuarial gains and losses immediately recorded in operating results during the period they occur. We identified the defined benefit pension obligation estimates for the Dex Pension Plan and YP Holdings LLC Pension Plan, as a critical audit matter.

The principal consideration for our determination that the defined benefit pension obligation estimates for the Dex Pension Plan and YP Holdings LLC Pension Plan is a critical audit matter is that the significant assumptions utilized in such estimates are subjective in nature and complex, specifically the discount rates and mortality rates used in the actuarial calculations. Changes in these assumptions could have a significant impact on the defined benefit pension obligation estimates and related actuarial gains and losses recognized. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and audit effort, including the need to involve an actuary specialist.

Our audit procedures related to the defined benefit pension obligation estimates for the Dex Pension and YP Holdings LLC Pension Plan included the following, among others.

•We tested the design and operating effectiveness of relevant controls relating to management’s determination and review of the discount rate and mortality rates applied in estimating the defined benefit pension obligations, and review of these specific assumptions applied by the actuary specialist engaged by the Company.

•With the assistance of an actuary specialist, we evaluated the reasonableness of the Company’s significant assumptions related to the discount rates and mortality rates used in determining the projected benefit obligations.

•We evaluated the qualifications of the actuary specialist engaged by the Company based on their credentials and experience.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas
February 27, 2025

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Revenue	$824,156	$916,961	$1,202,388
Cost of services	286,919	338,714	422,006
Gross profit	537,237	578,247	780,382

Operating expenses:
Sales and marketing	270,146	300,538	362,432
General and administrative	217,296	208,880	216,406
Impairment charges	83,094	268,846	102,222
Total operating expenses	570,536	778,264	681,060

Operating (loss) income	(33,299)	(200,017)	99,322
Other income (expense):
Interest expense	(36,494)	(61,728)	(56,902)
Interest expense, related party	(10,277)	—	(3,505)
Other components of net periodic pension benefit	24,806	2,719	44,612
Other (expense) income	(10,734)	(1,518)	15,448
(Loss) income before income tax (expense) benefit	(65,998)	(260,544)	98,975
Income tax (expense) benefit	(8,218)	1,249	(44,627)
Net (loss) income	$(74,216)	$(259,295)	$54,348
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	250	1,070	(8,214)
Comprehensive (loss) income	$(73,966)	$(258,225)	$46,134

Net (loss) income per common share:
Basic	$(2.00)	$(7.47)	$1.58
Diluted	$(2.00)	$(7.47)	$1.49

Weighted-average shares used in computing basic and diluted net (loss) income per common share:
Basic	37,142,271	34,723,491	34,336,493
Diluted	37,142,271	34,723,491	36,506,095
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$16,311	$18,216
Accounts receivable, net of allowance of $13,051 in 2024 and $14,926 in 2023	161,620	205,503
Contract assets, net of allowance of $29 in 2024 and $35 in 2023	2,127	2,909
Taxes receivable	6,218	3,085
Prepaid expenses	13,923	17,771
Deferred costs	8,402	16,722
Other current assets	2,119	2,662
Total current assets	210,720	266,868
Fixed assets and capitalized software, net	44,478	38,599
Goodwill	253,318	302,400
Intangible assets, net	34,259	18,788
Deferred tax assets	143,495	128,051
Other assets	25,895	28,464
Total assets	$712,165	$783,170

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,011	$10,348
Accrued liabilities	95,462	105,903
Current portion of unrecognized tax benefits	26,196	23,979
Contract liabilities	40,315	44,558
Current portion of Term Loan	7,875	70,000
Current portion of Term Loan, related party	5,250	—
Other current liabilities	8,151	8,402
Total current liabilities	196,260	263,190
Term Loan, net	146,885	230,052
Term Loan, net, related party	100,436	—
ABL Facility	23,891	48,845
Pension obligations, net	38,014	69,388
Other liabilities	9,759	18,995
Total long-term liabilities	318,985	367,280
Commitments and contingencies (see Note 15)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 70,556,740, shares issued and 43,033,960 shares outstanding at December 31, 2024; and 62,660,783 shares issued and 35,302,746 shares outstanding at December 31, 2023	706	627
Additional paid-in capital	1,272,476	1,151,259
Treasury stock - 27,522,780 shares at December 31, 2024 and 27,358,037 shares at December 31, 2023	(488,903)	(485,793)
Accumulated other comprehensive loss	(14,941)	(15,191)
Accumulated deficit	(572,418)	(498,202)
Total stockholders' equity	196,920	152,700
Total liabilities and stockholders' equity	$712,165	$783,170
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2021	60,830,853	$608	$1,084,288	(26,685,542)	$(468,879)	$(8,047)	$(293,255)	$314,715
Issuance of shares related to stock-based compensation	445,904	5	6,721	—	—	—	—	6,726
Exercise of stock warrants	2,622	—	64	—	—	—	—	64
Stock-based compensation expense	—	—	14,628	—	—	—	—	14,628
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(8,214)	—	(8,214)
Net income	—	—	—	—	—	—	54,348	54,348
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267
Issuance of shares related to stock-based compensation	729,549	8	7,465	(58,541)	(1,154)	—	—	6,319
Exercise of stock warrants	651,855	6	15,892	—	—	—	—	15,898
Stock-based compensation expense	—	—	22,201	—	—	—	—	22,201
Settlement of indemnification asset	—	—	—	(613,954)	(15,760)	—	—	(15,760)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,070	—	1,070
Net (loss)	—	—	—	—	—	—	(259,295)	(259,295)
Balance as of December 31, 2023	62,660,783	$627	$1,151,259	(27,358,037)	$(485,793)	$(15,191)	$(498,202)	$152,700
Issuance of shares related to stock-based compensation	1,323,707	13	9,763	(138,248)	(2,611)	—	—	7,165
Stock-based compensation expense	—	—	24,118	—	—	—	—	24,118
Common stock offering	6,572,250	66	87,336	—	—	—	—	87,402
Purchase of treasury stock	—	—	—	(26,495)	(499)	—	—	(499)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	250	—	250
Net (loss)	—	—	—	—	—	—	(74,216)	(74,216)
Balance as of December 31, 2024	70,556,740	$706	$1,272,476	(27,522,780)	$(488,903)	$(14,941)	$(572,418)	$196,920
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net (loss) income	$(74,216)	$(259,295)	$54,348
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,789	63,251	88,392
Amortization of deferred commissions	18,283	14,954	12,110
Amortization of debt issuance costs	4,022	5,422	5,749
Deferred income taxes	(5,270)	(12,904)	(15,119)
Provision for credit losses and service credits	22,508	24,516	25,971
Stock-based compensation expense	24,118	22,201	14,628
Other components of net periodic pension benefit	(24,806)	(2,719)	(44,612)
Impairment charges	83,094	268,846	102,222
Loss on early extinguishment of debt	6,638	—	—
Non-cash loss (gain) from the remeasurement of the indemnification asset	—	10,734	(2,148)
Bargain purchase gain	—	—	(10,883)
Other, net	930	603	(2,309)
Changes in working capital items, excluding acquisitions:
Accounts receivable	23,167	54,325	(5,242)
Contract assets	782	(326)	2,764
Prepaid expenses and other assets	1,139	7,117	(9,592)
Accounts payable and accrued liabilities	(26,526)	(37,749)	(41,105)
Other liabilities	(16,869)	(10,750)	(26,601)
Net cash provided by operating activities	89,783	148,226	148,573

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(33,537)	(33,394)	(29,233)
Acquisition of a business, net of cash acquired	(76,887)	(8,897)	(22,793)
Other	—	(225)	—
Net cash used in investing activities	(110,424)	(42,516)	(52,026)

Cash Flows from Financing Activities
Proceeds from Term Loan	206,220	—	—
Proceeds from Term Loan, related party	137,480	—	—
Payments of Term Loan	(356,618)	(120,000)	(104,165)
Payments of Term Loan, related party	(31,500)	—	(8,347)
Proceeds from ABL Facility	329,004	919,975	976,296
Payments of ABL Facility	(353,957)	(925,684)	(961,670)
Debt issuance costs	(5,480)	—	—
Purchase of treasury stock	(499)	—	—
Proceeds from exercise of stock warrants	—	15,898	64
Proceeds from common stock offering, net of offering expenses	87,402	—	—
Other	7,164	6,318	6,725
Net cash provided by (used in) financing activities	19,216	(103,493)	(91,097)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,344)	133	(827)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,769)	2,350	4,623
Cash, cash equivalents and restricted cash, beginning of period	20,530	18,180	13,557
Cash, cash equivalents and restricted cash, end of period	$17,761	$20,530	$18,180

Supplemental Information
Cash paid for interest	$44,018	$57,027	$57,084
Cash paid for income taxes, net	$15,413	$9,313	$58,259

Non-cash investing and financing activities
Repurchase of Treasury stock as a result of the settlement of the indemnification asset	$—	$15,760	$—
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

On October 31, 2024 (the “Keap Acquisition Date”), Thryv, Inc., the Company's wholly-owned subsidiary, acquired Infusion Software, Inc. d/b/a Keap (“Keap”), a company that operates a SaaS email marketing and sales platform for small businesses. On April 3, 2023 (the “Yellow Acquisition Date”), Thryv New Zealand Limited, the Company’s wholly-owned subsidiary, acquired Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company. On January 21, 2022 (the “Vivial Acquisition Date”), Thryv, Inc. acquired Vivial Media Holdings, Inc. (“Vivial”), a marketing and advertising company with operations in the United States.

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

The Company reports its results based on two reportable segments (see Note 17, Segment Information):

•Thryv Marketing Services, which includes the Company's Print and Digital solutions business; and
•Thryv SaaS, which includes the Company's SaaS flagship all-in-one small business management modular software platform.

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the financial statements of Thryv Holdings, Inc. and its wholly-owned subsidiaries.

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

Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, assets acquired and liabilities assumed in business combinations, capitalized costs to obtain a contract, certain amounts relating to the accounting for income taxes, including valuation allowance, stock-based compensation expense, operating lease right-of-use assets and operating lease liabilities, and pension obligations. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, operating lease right-of-use assets, goodwill and intangible assets.

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

Identify the Customer Contract

The Company accounts for a contract with a client when approval and commitment from all parties is obtained, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to the client and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods. Typical payment terms provide that the Company’s clients pay at the time of order, or within 20 to 30 days of the invoice, depending on the product.

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

Determine and Allocate the Transaction Price to the Performance Obligations in the Contract

The transaction price of a contract consists of fixed and variable consideration components pursuant to the applicable contractual terms and excludes sales tax. The Company’s contracts have variable consideration in the form of price concessions and service credits. Service credits may be issued to a client at the discretion of the Company related to client satisfaction issues and claims. The Company performs a monthly review of expected service credits at a portfolio level based on the Company’s history of adjustments and expected trends. The provision for service credits is recorded as a reduction to revenue in the Company’s consolidated statements of operations and comprehensive (loss) income.

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

Deferred costs to obtain contracts are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in Other current assets and the non-current portion is included in Other assets on the Company’s consolidated balance sheets. Amortization of deferred costs to obtain contracts is included as a component of Sales and marketing expense in the Company's consolidated statements of operations and comprehensive (loss) income.

The following table sets for the Company's deferred costs to obtain contracts, as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Deferred costs to obtain contracts - Current assets	$7,978	$13,495
Deferred costs to obtain contracts - Non-current assets	638	1,285

Amortization of the Company's deferred costs to obtain contracts, for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Amortization of deferred costs to obtain contracts (1)	$18,283	$14,954	$12,110
(1)    These costs were recorded in Sales and marketing in the Company's consolidated statements of operations and comprehensive (loss) income.

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

The following table sets for the Company's deferred costs to fulfill contracts as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Deferred costs to fulfill contracts (1)	$424	$3,227
(1)     Included in deferred costs on the Company's consolidated balance sheets.

Amortization of the Company's deferred costs to fulfill contracts for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Amortization of deferred costs to fulfill contracts (1)	$3,227	$2,689	$3,466
(1)    These costs were recorded in Cost of services in the Company's consolidated statements of operations and comprehensive (loss) income.

The Company recorded no impairment losses associated with these deferred costs during the years ended December 31, 2024, 2023, and 2022.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents consist of bank deposits. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

Restricted cash is primarily associated with security deposits with credit card merchants. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$16,311	$18,216
Restricted cash, included in Other current assets	1,450	2,314
Total cash, cash equivalents and restricted cash	$17,761	$20,530

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

The following table represents the components of Accounts receivable, net of allowance:

	December 31,
(in thousands)	2024	2023
Accounts receivable	$45,552	$73,094
Unbilled accounts receivable (1)	129,119	147,335
Total accounts receivable	$174,671	$220,429
Less: allowance for credit losses	(13,051)	(14,926)
Accounts receivable, net of allowance	$161,620	$205,503
(1)     Unbilled accounts receivable relates primarily to the Company’s print services, which are recognized at a point in time upon delivery of the print services to the intended market(s), but are billed to customers monthly after the delivery of the print services. Unbilled accounts receivable are reclassified as billed accounts receivable monthly when the customers are invoiced.

The following table represents the components of unbilled accounts receivable from contracts with customers:

	December 31,
(in thousands)	2024	2023
Unbilled accounts receivable - current	$129,119	$147,335
Unbilled accounts receivable - non-current (1)	16,847	16,165
Total unbilled accounts receivable	$145,966	$163,500
(1)     Included in Other assets on the Company's consolidated balance sheets. Revenue recognized related to Unbilled accounts receivable - non-current balances for the years ended December 31, 2024 and 2023 was $62.2 million and $70.7 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company deposits cash on hand with major financial institutions. Cash balances at major financial institutions may exceed limits insured by the Federal Deposit Insurance Corporation. The Company monitors and manages the overall exposure of its cash balances at individual financial institutions on an ongoing basis.

Approximately 92% of revenue in all periods presented was derived from sales to local SMBs that operate in limited geographical areas. These SMBs are usually billed in monthly installments when the services begin and, in turn, make monthly payments, requiring the Company to extend credit to these clients.

The remaining approximately 8% of revenue in all periods presented was derived from the sale of marketing services to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these businesses. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from these businesses. While the Company still has exposure to credit risks, historically, the losses from these clients have been less than that of local SMBs.

The Company does not require collateral for accounts receivable. Credit risk with respect to the balance of accounts receivable is generally diversified due to the number of clients comprising the Company’s customer base. No single client accounted for more than 5% of the Company’s outstanding accounts receivable as of December 31, 2024 or 2023.

The Company conducts its operations primarily in the United States, Australia, Europe and New Zealand. In 2024, the Company's top ten directories, as measured by revenue, accounted for approximately 2% of total revenue. No single directory or client accounted for more than 1% of the Company’s revenue for the years ended December 31, 2024, 2023 and 2022.

Fixed Assets and Capitalized Software

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions and improvements associated with fixed assets are capitalized if they have a useful life in excess of one year. Expenditures for repairs and maintenance, including the cost of replacing minor items that are not considered substantial improvements, are expensed as incurred. When fixed assets are sold or retired, the related cost and accumulated depreciation are deducted from the accounts and any gains or losses on disposition are recognized in the Company’s consolidated statements of operations and comprehensive (loss) income. Fixed assets are reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of a fixed asset may not be recoverable.

Depreciation of fixed assets and amortization associated with capitalized software, are included in Cost of services, Sales and marketing, and General and administrative expenses on the Company's consolidated statements of operations and comprehensive (loss) income.

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

Leases

The Company determines if an arrangement contains a lease at inception. The Company combines lease and non-lease components for all asset classes, except real estate leases. For real estate leases, consideration is allocated to lease and non-lease components based on a relative standalone price. Leases are included in Other assets, Other current liabilities, and Other liabilities on the Company's consolidated balance sheets and in General and administrative expense in the Company's consolidated statements of operations and comprehensive (loss) income. The Company recognizes lease expense on a straight-line basis over the lease term. Leases with a duration of 12 months or less are not recorded on the balance sheet and the related expense is recorded as incurred.

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

During the third quarter of 2024, the Company made a strategic decision to terminate its Marketing Services solutions by the end of 2028. As a result of this decision, the Company concluded a triggering event had occurred in the Thryv Marketing Services segment. The impairment test resulted in a non-cash impairment charge of $83.1 million during the third quarter of 2024, reducing the goodwill in its Thryv Marketing Services reporting unit to zero. The Company also performed its annual impairment test on goodwill as of October 1, 2024. The annual impairment test concluded that no additional impairment of goodwill had occurred.

See Note 5, Goodwill and Intangible Assets.

Intangible Assets

The Company has definite-lived intangible assets consisting of client relationships, trademarks and domain names, and covenants not to compete. These intangible assets are amortized using the income forecast method over their useful lives, with the exception of covenants not to compete which are amortized on a straight-line basis over the terms of the agreements. These assets are allocated to their respective reporting units for impairment review purposes. Whenever events or changes in circumstances indicate the carrying amount of the reporting unit’s intangible assets may not be recoverable, an impairment analysis of the reporting unit is completed. An impairment loss, if applicable, is measured as the amount by which the carrying amount of the reporting unit’s definite-lived intangible asset exceeds its fair value. The Company uses the estimated future cash flows directly associated with, and that are expected to arise as a result of, the use and eventual disposal of such reporting unit assets in determining fair values of definite-lived intangible assets.

Amortization associated with intangible assets is included in Cost of services, Sales and marketing, and General and administrative expenses on the Company's consolidated statements of operations and comprehensive (loss) income.

The Company’s intangible assets and their estimated useful lives are presented in the table below:

Estimated Useful Lives
Client relationships	3.5 - 8 years
Trademarks and domain names	2.5 - 8 years
Covenants not to compete	3 years

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

The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in (expense) benefit for income taxes in the consolidated statements of operations and comprehensive (loss) income. See Note 14, Income Taxes, for additional information.
Foreign Currency

The functional currency of the Company’s foreign operating subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive (loss) income. Income and expense accounts are translated at the weighted-average exchange rates during the period.

Transaction gains or losses in currencies other than the functional currency are included as a component of Other income (expense), net in the Company's consolidated statements of operations and comprehensive (loss) income. Transaction losses for the years ended December 31, 2024 and 2023 were $4.1 million and $0.7 million, respectively. Transaction gains for the year ended December 31, 2022 were $1.6 million.

Advertising Costs

Advertising costs, which include media, promotional, branding and online advertising, are included in Sales and marketing expense in the Company’s consolidated statements of operations and comprehensive (loss) income and are expensed as incurred. Advertising costs for the Company for the years ended December 31, 2024, 2023 and 2022 were $10.7 million, $14.8 million and $29.3 million, respectively.

Stock-Based Compensation

Under the Company's 2016 Stock Incentive Plan, as amended (“2016 Plan”), and the Company's 2020 Incentive Award Plan (“2020 Plan”), (together, the “Stock Incentive Plans”), the Company has granted stock options, Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”).

The Company accounts for all stock options, RSUs and PSUs granted using a fair value method and the compensation expense is based on the fair value of the awards. The fair value of the Company’s common stock is the closing price of the stock on the date of the grant. The measurement date for awards is generally the date of the grant. The fair value is recognized on a straight-line basis over the requisite service period (generally three to four years). The Company has elected to account for forfeitures as they occur as a cumulative adjustment to stock-based compensation expense. See Note 12, Stock-Based Compensation and Stockholders' Equity, for additional information.

Earnings per Share

Basic earnings per share is calculated by dividing Net (loss) income (the “numerator”) by the weighted-average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated by including both the weighted-average number of common shares outstanding and any dilutive common stock equivalents within the denominator (diluted shares outstanding). The Company's common stock equivalents could consist of stock options, RSUs, PSUs, Employee Stock Purchase Plan shares (“ESPP”) and stock warrants, to the extent any are determined to be dilutive under the treasury stock method. Under the treasury stock method, the assumed proceeds relating to both the exercise price of stock options, RSUs, PSUs, ESPP shares and stock warrants, as well as the average remaining unrecognized fair value of stock options, are used to repurchase common shares at the average fair value price of the Company's common stock during the period. If the number of shares that could be repurchased, exceed the number of shares that could be issued upon exercise, the common stock equivalent is determined to be anti-dilutive. See Note 13, Earnings per Share, for additional information.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures, including more detailed information about segment expenses about a public entity’s reportable segments on an annual and interim basis. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management reviewed the extent of new disclosures necessary, and has implemented the disclosure updates within the Company's consolidated financial statements. Other than additional disclosures, the Company's adoption of ASU 2023-07 did not have a material impact on its consolidated financial statements. See Note 17, Segment Information, for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures primarily related to the rate reconciliation and income taxes paid information. The new income tax disclosures are effective for fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary in the coming years, prior to implementation in the Company's consolidated financial statements. Other than additional disclosures, the Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosures, in the notes to financial statements, of specified information about certain costs and expenses. The new disclosures are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Management will review the extent of new disclosures necessary in the coming years, prior to implementation in the Company's consolidated financial statements. Other than additional disclosures, the Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Internet Yellow Pages

IYP services include the creation of clients’ business profile, which is then primarily displayed and operated on the Yellowpages.com®, Superpages.com® and Dexknows.com® platforms domestically, and on Yellowpages.com.au, Whitepages.com.au, Whereis.com, Truelocal.com.au, Yellow.co.nz, Whitepages.co.nz, Finda.co.nz and Tourism.net.nz internationally. IYP services represent a separate performance obligation that is recognized as revenue over time following the series guidance.

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

Thryv Platform

The Company's primary SaaS offerings comprise Thryv®, an all-in-one SMB management platform, which includes Command Center, Business Center, Marketing Center, ThryvPaySM, Thryv Add-Ons, and Keap Automations.

•Command Center. Thryv Command Center enables SMBs to centralize all their internal and external communications through a modular, easily expandable, and customizable platform.
•Business Center. Thryv Business Center is designed to allow an SMB everything necessary to streamline day-to-day business operations, including customer relationship management, appointment scheduling, estimate and invoice creation, payments, document management, social media content, and online review management.
•Marketing Center. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user.
•ThryvPay. ThryvPay, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options.
•Thryv Add-Ons. Thryv Add-Ons include AI-assisted website development, SEO tools, Google Business Profile optimization, and Hub by ThryvSM, and Thryv Leads. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform, while also producing incremental revenue growth.
•Keap Automations. Keap Automations is Thryv's sales and marketing automation engine that helps SMBs efficiently grow. Through Keap's Automation Builder and wide range of integrations, businesses can automate all of their repetitive tasks, campaigns, processes, and tools so their teams can get more done in less time and improve their customer experience.

Revenue for performance obligations related to the Thryv Platform represent separate performance obligations and are recognized as revenue either over time following the series guidance or a point in time.

Disaggregation of Revenue
The Company presents disaggregated revenue based on the type of service within its segment footnote.

Contract Assets and Liabilities
The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the year ended December 31, 2024, the Company recognized revenue of $39.6 million that was recorded in Contract liabilities as of December 31, 2023. For the year ended December 31, 2023, the Company recognized revenue of $41.9 million that was recorded in Contract liabilities as of December 31, 2022.

Note 3      Acquisitions

Keap Acquisition

On October 31, 2024, Thryv, Inc. acquired all of the outstanding capital stock of Keap for $76.9 million in cash (net of $7.6 million of cash acquired), subject to adjustment (the “Keap Acquisition”). The assets acquired as part of these transactions consisted primarily of $3.0 million in current assets, $8.1 million in fixed assets and capitalized software, $33.3 million in intangible assets, consisting primarily of customer relationships and a trade name, along with $11.1 million in deferred tax assets and $34.4 million in goodwill. The Company also assumed liabilities of $17.8 million, consisting primarily of accrued, contract, and deferred liabilities.

The primary purpose of the Keap Acquisition was to further increase Thryv's market share within the SaaS industry. Keap was founded in 2001 and operates a SaaS e-mail marketing and sales platform for small businesses, including products to manage customers, customer relationship management, marketing and e-commerce. To finance the purchase price, the Company closed an underwritten public offering of 5,715,000 shares of common stock, generating net proceeds of $76.8 million (after deducting underwriting discounts and commissions) and borrowed $5.5 million under its New ABL Facility. Transaction costs expensed as part of the acquisition related costs were recognized in the amount of $3.4 million.

The Company accounted for the Keap Acquisition using the acquisition method of accounting in accordance with ASC 805. This requires that the assets acquired and liabilities assumed are measured at fair value. With the assistance of a third-party valuation firm, the Company determined, using Level 3 inputs (see Note 4, Fair Value Measurements), the fair value of certain assets and liabilities, including fixed assets and intangible assets, by applying the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas the trade name was valued using a relief of royalty method and assumptions related to Keap’s assets acquired and liabilities assumed. The fair values of existing technologies were computed using a relief of royalty approach, similar to the trade name valuation. Specific to non-compete agreements, these agreements were valued using a “with and without” analysis, whereby estimates of the non-compete agreements in place were compared to the value without them, with the difference representing the value of the non-compete agreements themselves. The preliminary purchase price allocation is expected to be finalized within 12 months after the Keap Acquisition Date.

Factors that led to goodwill being recognized, per ASC 805, included expected synergies from combining operations of Keap and Thryv within the SaaS segment.

The following table summarizes the consideration transferred and the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Keap Acquisition Date:

(in thousands)
Current assets	$3,024
Fixed assets and capitalized software	8,149
Intangible assets:
Client relationships	27,300
Trademarks and domain names	5,700
Covenants not to compete	300
Deferred tax assets	11,130
Other assets	4,730
Current liabilities	(15,280)
Other liabilities	(2,600)
Goodwill	34,434
Fair value allocated to net assets acquired	$76,887

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $34.4 million was primarily related to the benefits expected from the Keap Acquisition and was allocated to the SaaS segment. The goodwill recognized is not deductible for income tax purposes.

The Keap Acquisition contributed $13.4 million in revenue and $5.3 million in net loss since the Keap Acquisition Date.

Pro Forma Results (unaudited)

The pro forma combined financial information presented below was derived from historical financial records of Thryv and Keap and presents the operating results of the combined Company, as if the Keap Acquisition had occurred on January 1, 2023. The pro forma data gives effect to historical operating results with adjustments to interest expense, transaction costs, amortization and depreciation expense and related tax effects. The pro forma adjustments primarily consist of $3.4 million of transaction costs and $4.2 million of accelerated amortization expense associated with the Keap headquarters.

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Keap Acquisition been completed as of January 1, 2023, nor is it meant to be indicative of future results of operations that the combined entity will achieve.

	Years Ended December 31,
(in thousands) (unaudited)	2024	2023
Revenue	$894,968	$1,005,222
Net (loss)	(71,461)	(265,489)

Yellow New Zealand Acquisition

On April 3, 2023, Thryv New Zealand Limited, the Company’s wholly-owned subsidiary, acquired Yellow, a New Zealand marketing services company for $8.9 million in cash (net of $1.7 million of cash acquired), subject to certain adjustments (the “Yellow Acquisition”). The Yellow Acquisition expanded the Company's market share with a broader geographical footprint and provided the Company with an increase in our clients. Yellow is a provider of marketing solutions serving SMBs in New Zealand. Control was obtained by means of acquiring all the voting interests. The assets acquired consisted primarily of $2.4 million in current assets and $5.6 million in fixed and intangible assets, consisting primarily of customer relationships, trade name, and technology assets, along with $5.1 million in goodwill. The Company also assumed liabilities of $4.7 million, consisting primarily of accrued, contract and deferred liabilities.

The Company accounted for the Yellow Acquisition using the acquisition method of accounting in accordance with ASC 805. This requires that the assets acquired and liabilities assumed are measured at fair value. With the assistance of a third-party valuation firm, the Company determined, using Level 3 inputs (see Note 4, Fair Value Measurements), the fair value of certain assets and liabilities, including fixed assets and intangible assets by applying the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approach, whereas trade names were valued using a relief of royalty method and assumptions related to Yellow's assets acquired and liabilities assumed. The fair values of existing technologies were computed using a relief of royalty approach, similar to the trade name valuation.

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

Pro Forma Results (unaudited)

Pro forma information for the year ended December 31, 2023 was insignificant.

Vivial Acquisition

On January 21, 2022, Thryv, Inc., the Company’s wholly-owned subsidiary, acquired Vivial, a marketing and advertising company, for $22.8 million in cash (net of $8.5 million of cash acquired), subject to certain adjustments (the “Vivial Acquisition”). The assets acquired as part of these transactions consisted primarily of $27.7 million in current assets and $9.8 million in fixed and intangible assets, consisting primarily of customer relationships and technology assets, $14.5 million in deferred tax assets, along with a $10.9 million bargain purchase gain. The Vivial Acquisition resulted in a bargain purchase gain in part because the seller was motivated to divest its marketing services business that was in secular decline. The Company also assumed liabilities of $20.4 million, consisting primarily of accounts payable and accrued liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Indemnification Asset

On June 30, 2017, the Company completed the acquisition of YP Holdings, Inc. (the “YP Acquisition”). As further discussed in Note 15, Contingent Liabilities, as part of the YP Acquisition agreement, the Company was indemnified for an uncertain tax position for up to the fair value of 1,804,715 shares held in escrow, subject to certain contract limitations (the “indemnification asset”).

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

As of December 31, 2024 and December 31, 2023, the Company no longer recorded a Level 1 indemnification asset because it was settled on June 22, 2023. A loss of $10.7 million from the change in fair value of the Company’s Level 1 indemnification asset during the year ended December 31, 2023 was recorded in General and administrative expense on the Company's consolidated statements of operations and comprehensive (loss) income. The $15.8 million Indemnity Amount, which is the fair value of the shares returned to treasury, was recorded in Treasury stock on the Company's consolidated balance sheets, along with the 613,954 shares that the Company received from the sellers, as of December 31, 2023.

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

Additionally, the Company considers the carrying amounts of its New ABL Facility and Prior ABL Facility (as defined in Note 10, Debt Obligations) and financing obligations to approximate their respective fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See Note 10, Debt Obligations.

The New Term Loan and Prior Term Loan (as defined in Note 10, Debt Obligations) is carried at amortized cost; however, the Company estimates the fair value of the New Term Loan and Prior Term Loan for disclosure purposes. The fair values of the New Term Loan and Prior Term Loan are determined based on quoted prices that are observable in the marketplace and are classified as Level 2 measurements. See Note 10, Debt Obligations.
The following table sets forth the carrying amounts and fair values of the New Term Loan and Prior Term Loan:

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Term Loan, net	$260,446	$264,353	$—	$—
Prior Term Loan, net	$—	$—	$300,052	$300,052

Note 5     Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $253.3 million, net of accumulated impairment loss of $1,166.7 million as of December 31, 2024, and goodwill of $302.4 million, net of accumulated impairment loss of $1,083.6 million as of December 31, 2023. Accumulated impairment loss is only related to the Thryv Marketing Services reporting unit. As of December 31, 2024, the Company had $28.7 million of tax deductible goodwill.

The Company currently has two reporting units. Accordingly, the Company assessed its goodwill for impairment under a two reporting unit structure as of October 1, 2024.

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

Based on the initial success of client conversions from digital Marketing Services solutions to SaaS offerings, the Company made a strategic decision during the third quarter of 2024 to terminate its Marketing Services solutions by the end of 2028. This strategic decision resulted in an additional accelerated decline in estimated future cash flows from Marketing Services, partially offset by operating cost savings from terminating our Marketing Services solutions, and the Company concluded a triggering event had occurred in the Thryv Marketing Services reporting unit during the third quarter of 2024. As a result, the Company recorded a non-cash impairment charge of $83.1 million during the third quarter of 2024, reducing the goodwill in its Thryv Marketing Services reporting unit to zero.

The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its reporting units for this interim impairment test. The estimated fair value of Thryv’s Marketing Services reporting unit was below its carrying value, including goodwill. The historical secular decline in industry demand for Print services, the historical trending decline in the Company’s Marketing Services client base, continued competition in the consumer search and display space and the projected decline in cash flows from an estimated conversion of certain clients from digital Marketing Services solutions to SaaS offerings impacted the assumptions used to estimate the discounted future cash flows of the Thryv’s Marketing Services reporting unit for purposes of performing the goodwill impairment test.

The fair value of the Company's SaaS reporting unit significantly exceeded its carrying value.

The Company performed a qualitative assessment as of October 1, 2024 and determined that it was not more likely than not that the fair value of the SaaS reporting unit was less than its carrying value and that no impairment existed. Additionally, the Company concluded that an impairment triggering event did not occur during the three months ended December 31, 2024.

During the year ended December 31, 2023, the Company recorded goodwill impairment charges of $268.8 million in its Thryv Marketing Services reporting unit. During the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $102.0 million in its Thryv Marketing Services reporting unit.

The following table sets forth the changes in the carrying amount of goodwill for each of the Company's reporting units for the years ended December 31, 2024 and 2023:

(in thousands)	Thryv Marketing Services	Thryv SaaS	Total
Balance as of December 31, 2022	$347,120	$218,884	$566,004
Yellow Acquisition (1)	5,129	—	5,129
Impairments	(268,800)	—	(268,800)
Effects of foreign currency translation	67	—	67
Balance as of December 31, 2023	$83,516	$218,884	$302,400
Keap Acquisition (2)	—	34,434	34,434
Impairments	(83,094)	—	(83,094)
Effects of foreign currency translation	(422)	—	(422)
Balance as of December 31, 2024	$—	$253,318	$253,318
(1)    Yellow was included in the Thryv Marketing Services reporting unit.
(2)    Keap was included in the Thryv SaaS reporting unit.
Intangible Assets

The Company had definite-lived intangible assets of $34.3 million and $18.8 million as of December 31, 2024 and 2023, respectively.

As a result of our strategic decision to terminate our Marketing Services solutions by the end of 2028, the Company evaluated its intangible assets and other long-lived assets for impairment during the third quarter of 2024, all within the Marketing Services reporting unit. Based on the Company’s analysis, the carrying values of the Company’s definite-lived intangible assets and other long-lived assets were determined to be recoverable, and no impairment was recognized. Accordingly, no impairment charges were recorded during the years ended December 31, 2024 and 2023, respectively.

The following tables set forth the details of the Company's intangible assets as of December 31, 2024 and 2023:

	As of December 31, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$818,781	$(790,891)	$27,890	7.4
Trademarks and domain names	228,021	(221,936)	6,085	7.4
Covenants not to compete	5,221	(4,937)	284	0.5
Total intangible assets	$1,052,023	$(1,017,764)	$34,259	7.4

	As of December 31, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$799,882	$(787,736)	$12,146	1.4
Trademarks and domain names	224,423	(220,886)	3,537	1.9
Covenants not to compete	10,446	(7,341)	3,105	0.8
Total intangible assets	$1,034,751	$(1,015,963)	$18,788	1.4

Amortization expense for intangible assets for the years ended December 31, 2024, 2023, and 2022 was $16.0 million, $25.5 million, and $51.5 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2025	$8,300
2026	5,930
2027	4,583
2028	4,223
2029	3,762
Thereafter	7,461
Total	$34,259

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2024	2023	2022
Balance as of January 1	$14,961	$14,799	$17,475
Additions (1)	16,882	18,664	16,516
Deductions (2)	(18,763)	(18,502)	(19,192)
Balance as of December 31 (3)	$13,080	$14,961	$14,799
(1)For the years ended December 31, 2024, 2023, and 2022, the Company recorded a provision for credit losses of $16.9 million, $18.7 million, and $16.5 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive (loss) income.
(2)For the years ended December 31, 2024, 2023, and 2022, represents amounts written off as uncollectible, net of recoveries.
(3)As of December 31, 2024, and 2023, $13.1 million, and $14.9 million of the allowance is attributable to Accounts receivable, respectively. For both periods, less than $0.1 million is attributable to Contract assets. The Company expects to collect substantially all of its long-term unbilled balance.

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

Note 7      Fixed Assets and Capitalized Software

The following table sets forth the components of the Company's fixed assets and capitalized software:

(in thousands)	December 31, 2024	December 31, 2023
Capitalized software	$187,721	$154,590
Computer and data processing equipment	36,224	39,077
Other	1,268	1,314
Fixed assets and capitalized software	$225,213	$194,981
Less: accumulated depreciation and amortization	180,735	156,382
Total fixed assets and capitalized software, net	$44,478	$38,599
Depreciation and amortization expense associated with the Company's fixed assets and capitalized software was as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Amortization of capitalized software	$30,905	$30,087	$29,882
Depreciation of fixed assets	5,888	7,709	6,976
Total depreciation and amortization expense	$36,793	$37,796	$36,858

Note 8     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities:

(in thousands)	December 31, 2024	December 31, 2023
Accrued salaries and related expenses	$52,144	$57,357
Accrued expenses	38,513	39,714
Accrued taxes	4,805	8,832
Accrued liabilities	$95,462	$105,903
The following table sets forth additional information related to severance expense incurred by the Company and recorded to General and administrative expense during the periods presented:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Severance Expense
Thryv Marketing Services	$7,347	$4,148	$2,813
Thryv SaaS	5,321	1,686	678
Total	$12,668	$5,834	$3,491
Severance payments made by the Company during the years ended December 31, 2024, 2023, and 2022 totaled $9.1 million, $4.6 million, and $2.6 million, respectively.

Note 9      Leases
The Company has entered into operating lease agreements for certain facilities and equipment, with remaining terms of approximately one to two years and that may include options to extend. The Company does not have lease agreements with residual value guarantees or material restrictive covenants. Variable lease payments included in the lease agreements are immaterial.
During the years ended December 31, 2024 and 2023, the Company recorded no operating lease right-of-use asset impairment charges.
During the year ended December 31, 2022, the Company recorded operating lease right-of-use asset impairment charges of $0.2 million due to the Company's decision to consolidate operations at certain locations. Approximately $0.2 million and less than $0.1 million of the impairment charge was recorded in the Thryv Marketing Services and Thryv SaaS segments, respectively.
During the fourth quarter of 2024, the Company announced its intent to partially abandon the Keap headquarters office building in Chandler, Arizona (“Chandler”) as of December 2024. As a result, during the year ended December 31, 2024, the Company recorded $4.2 million of accelerated amortization costs related to this partial abandonment of the Chandler office building, which currently has a lease end date of December 31, 2026.
These operating lease right-of-use assets were remeasured at fair value based upon the discounted cash flows of estimated sublease income using market participant assumptions. These fair value measurements are considered Level 3.
The following table sets forth components of lease cost related to the Company's operating leases:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$3,023	$5,201	$9,087
Short-term lease cost	2,543	154	1,854
Sublease income	—	(1,348)	(2,389)
Total lease cost	$5,566	$4,007	$8,552

The following table sets forth supplemental balance sheet information related to the Company's operating leases:

(in thousands)	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets, net (1)	$2,423	$2,716

Liabilities
Current portion of long-term lease liability (2)	7,849	7,299
Long-term lease liability (3)	2,806	5,832
Total operating lease liability	$10,655	$13,131
(1)Operating lease right-of-use assets, net, are included in Other assets on the Company's consolidated balance sheet.
(2)The current portion of long-term lease liability is included in Other current liabilities on the Company's consolidated balance sheet.
(3)The long-term lease liability is included in Other liabilities on the Company's consolidated balance sheet.

The following table sets forth supplemental cash flow information related to the Company's operating leases:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$9,301	$11,997	$15,313

Supplemental lease cash flow disclosure
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,904	$—	$—

The following table sets forth additional information related to the Company's operating leases:

	Years Ended December 31,
	2024	2023	2022
Weighted-average remaining lease term - Operating leases (in years)	1.5	1.7	2.3
Weighted-average discount rate - Operating leases	8.9%	9.0%	9.0%

The following table sets forth, by year, the maturities of operating lease liabilities as of December 31, 2024:

(in thousands)	Operating Leases
2025	$8,855
2026	2,841
2027	83
2028	—
2029	—
Thereafter	—
Total undiscounted lease payments	$11,779
Less: imputed interest	1,124
Present value of operating lease liability	$10,655

Note 10      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of December 31, 2024 and 2023:

(in thousands)	Maturity	Interest Rate		December 31, 2024	December 31, 2023
New Term Loan	May 1, 2029	SOFR +	6.75%	$271,250	$—
Prior Term Loan	March 1, 2026	SOFR +	8.5%	—	309,368
New ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	23,891	—
Prior ABL Facility	March 1, 2026	SOFR +	3.0%	—	48,845
Unamortized original issue discount and debt issuance costs				(10,804)	(9,316)
Total debt obligations				$284,337	$348,897
Current portion of Term Loan				(13,125)	(70,000)
Total long-term debt obligations				$271,212	$278,897

New Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “New Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan” and together with the New Term Loan, the “Term Loan”) and to pay fees and expenses related to the refinancing.

The New Term Loan established a senior secured term loan facility (the “New Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of December 31, 2024, 40.0% of the New Term Loan was held by a related party who was an equity holder of the Company as of that date.

The New Term Loan Facility matures on May 1, 2029 and borrowings under the New Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The New Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the New Term Loan, and (ii) $35.0 million per year thereafter. As a result of $39.4 million of prepayments made during the year ended December 31, 2024, the Company's mandatory amortization payments for the next 12 months total $13.1 million.

The New Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

The net proceeds from the New Term Loan of $337.5 million (net of original issue discount costs of $6.3 million and third-party fees of $6.2 million) were used to repay the remaining $300.0 million outstanding principal balance of the Prior Term Loan, accrued interest of $3.8 million, and third-party fees of $0.6 million. The Company accounted for this transaction as a modification for lenders that were party to both the Prior Term Loan and New Term Loan. The debt of the new lenders that were party to the New Term Loan are new issuances, while the other lenders that were party to only the Prior Term Loan were accounted for as an extinguishment.

Accordingly, total third-party fees paid were $6.2 million, of which $2.0 million was immediately charged to General and administrative expense on the Company's consolidated statement of operations and comprehensive (loss) income. The remaining third-party fees of $4.2 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the New Term Loan, using the effective interest method. Additionally, there were unamortized debt issuance costs which includes third-party fees and original issue discount costs of $7.8 million on the Prior Term Loan, of which $5.4 million was written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive (loss) income. The remaining unamortized debt issuance costs of $2.4 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the New Term Loan, using the effective interest method.

The Company has recorded accrued interest of $0.3 million and $1.1 million as of December 31, 2024 and December 31, 2023, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

New Term Loan Covenants

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

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the New Term Loan), which shall not be 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the New Term Loan), which shall not be less than the quarterly thresholds set forth in the New Term Loan Agreement as of the last day of each fiscal quarter. As of December 31, 2024, the Company was in compliance with its New Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

New ABL Facility

On May 1, 2024, the Company entered into a new Credit Agreement (the “ABL Credit Agreement”), which established a new $85.0 million asset-based revolving loan facility (the “New ABL Facility”). The New ABL Facility refinanced the Company’s previous asset-based revolving loan facility (the “Prior ABL Facility” and together with the New ABL Facility, the “ABL Facility”). Proceeds of the New ABL Facility may be used by the Company for ongoing general corporate purposes and working capital.

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

The Company accounted for this transaction as an extinguishment of the Prior ABL Facility. Total third-party fees and lender fees of $1.3 million associated with the New ABL Facility, were deferred as debt issuance costs and will be amortized as interest expense, over the term of the New ABL Facility. Additionally, the unamortized debt issuance costs associated with the Prior ABL Facility of $1.2 million, were written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive (loss) income.

As of December 31, 2024 and December 31, 2023, the Company had debt issuance costs with a remaining balance of $1.1 million and $1.4 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of December 31, 2024, the Company had borrowing base availability of $56.9 million. As a result of certain restrictions in the Company's debt agreements, as of December 31, 2024, approximately $46.5 million was available to be drawn upon under the New ABL Facility.

New ABL Facility Covenants

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

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of December 31, 2024, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

Future Cash Commitments

The following table sets forth future cash commitments associated with the Company's New Term Loan and New ABL Facility:

(in thousands)	Debt Obligations
2025	$13,125
2026	39,375
2027	35,000
2028	58,891
2029	148,750
Total future cash commitments	$295,141

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

Net Periodic Pension Benefit

The following table details the Other components of net periodic pension benefit for the Company's pension plans:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Interest cost	$19,295	$21,386	$14,017
Expected return on assets	(12,971)	(13,752)	(13,534)
Settlement gain	—	(407)	(1,492)
Remeasurement gain	(31,130)	(9,946)	(43,603)
Net periodic pension benefit	$(24,806)	$(2,719)	$(44,612)

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

The following table sets forth the weighted-average assumptions used for determining the Company's net periodic pension cost benefit:

	Years Ended December 31,
	2024	2023	2022
Pension benefit obligations discount rate	4.95%	5.14%	2.77%
Interest cost discount rate	4.90%	5.10%	2.37%
Expected return on plan assets, net of administrative expenses	4.08%	4.04%	3.18%
Interest crediting rate	3.51%	3.02%	3.02%
Rate of compensation expense increase	N/A	N/A	N/A

The following table sets forth the weighted-average assumptions used for determining the Company's pension benefit obligations:

	Years Ended December 31,
	2024	2023
Pension benefit obligations discount rate	5.52%	4.95%
Interest crediting rate	3.76%	3.51%
Rate of compensation increase	N/A	N/A

Pension Benefit Obligations and Plan Assets

The following table summarizes the benefit obligations, plan assets, and funded status associated with the Company's pension and benefit plan:

(in thousands)	2024	2023
Change in Benefit Obligations
Balance as of January 1	$408,950	$444,899
Interest cost	19,295	21,386
Actuarial (gain) loss, net	(28,103)	501
Benefits paid	(33,306)	(57,836)
Balance as of December 31	$366,836	$408,950

Change in Plan Assets
Balance as of January 1	$339,046	$371,498
Plan contributions	6,545	778
Actual return on plan assets, net of administrative expenses	15,998	24,605
Benefits paid	(33,306)	(57,835)
Balance as of December 31	$328,283	$339,046

Funded Status as of December 31 (plan assets less benefit obligations)	$(38,553)	$(69,904)

The accumulated obligations for all defined pension plans was $366.8 million and $409.0 million as of December 31, 2024 and 2023, respectively.

The following table sets forth cash contributions made by the Company to its qualified and non-qualified plans during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Qualified plans	$6,000	$—	$22,500
Non-qualified plans	515	778	742

For fiscal year 2025, the Company expects to contribute approximately $6.0 million to the qualified plans and approximately $0.5 million to the non-qualified plans.

The net actuarial gain in the benefit obligations of $31.1 million for the year ended December 31, 2024 was a result of gains attributable to increasing discount rates due to changes in corporate bond markets, actuarial assumption updates to reflect recent plan experience and current market conditions, plan experience different than expected, and actual asset performance exceeding expectations.

The following table sets forth the amounts associated with pension plans recognized within Pension obligations, net on the Company's consolidated balance sheets:

(in thousands)	December 31, 2024	December 31, 2023
Current liabilities	$(539)	$(516)
Long-term liabilities	(38,014)	(69,388)
Total pension liability as of December 31	$(38,553)	$(69,904)

The following table sets forth the amounts associated with the Company's pension plans that have accumulated pension obligations greater than plan assets (underfunded):

(in thousands)	December 31, 2024	December 31, 2023
Accumulated benefit obligations	$320,242	$408,950
Projected benefit obligations	320,242	408,950
Plan assets	280,325	339,046

Expected Cash Flows

The following table sets forth the Company's expected future pension benefit payments:

(in thousands)	Expected Future Pension Benefit Payments
2025	$41,217
2026	37,762
2027	36,220
2028	35,129
2029	33,433
2030 to 2034	148,846

Pension Plan Assets

The Company's overall investment strategy is to achieve a mix of assets, allowing it to meet projected benefits payments while taking into consideration expected levels of risk and return. Depending on perceived market pricing and various other factors, both active and passive approaches are utilized.

The following tables set forth the fair values of the Company's pension plan assets by asset category:

	December 31, 2024
(in thousands)	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$8,833	$8,833	$—	$—
Equity funds	77,614	77,614	—	—
U.S. treasuries and agencies	18,044	—	18,044	—
Corporate bond funds	138,680	138,680	—	—
Total	$243,171	$225,127	$18,044	$—
Hedge funds-investments measured at net asset value (“NAV”) as a practical expedient	85,112
Total plan assets	$328,283

	December 31, 2023
	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$3,475	$3,475	$—	$—
Equity funds	32,540	32,540	—	—
U.S. treasuries and agencies	31,229	—	31,229	—
Corporate bond funds	189,697	189,697	—	—
Total	$256,941	$225,712	$31,229	$—
Hedge funds-investments measured at NAV as a practical expedient	82,105
Total plan assets	$339,046

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

The Company uses NAV to determine the fair value of all the underlying investments which do not have a readily determinable fair market value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2024 and 2023, the Company used NAV to value its hedge fund investments.

The following table sets forth the weighted asset allocation percentages for the pension plans by asset category:

	December 31,
	2024	2023
Cash and cash equivalents	2.7%	1.0%
U.S. treasuries and agencies, corporate bond funds, and other fixed income	47.7%	65.2%
Equity funds	23.6%	9.6%
Hedge funds	25.9%	24.2%
Total	100.0%	100.0%

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

For 2025, the expected rates of return, net of administrative expenses, for the Dex Pension Plan and the YP Holdings LLC Pension Plan are 5.0% and 5.9%, respectively, with a weighted-average expected rate of return of 5.2%. In 2024, the actual rates of return on assets for the Dex Pension Plan and the YP Holdings LLC Pension Plan were 6.0% and (1.0)%, respectively. In 2023, the actual rates of return on assets for the Dex Pension Plan and the YP Holdings LLC Pension Plan were 7.2% and 6.9%, respectively.

Savings Plan Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement. Substantially all of the Company's employees are eligible to participate in the plan. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plan, a certain percentage of eligible employee contributions are matched with Company cash contributions that are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the years ended December 31, 2024, 2023 and 2022, the Company recorded total savings plan expense of $7.7 million, $9.0 million, and $9.2 million, respectively.

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

The maximum number of shares of the Company’s common stock authorized for issuance under the 2016 Plan is 6,166,667. Any shares reserved for issuance, but unissued, forfeited or lapse unexercised under the 2016 Plan will be made available under the 2020 Plan for issuance. On May 18, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to provide that commencing on January 1, 2022 and ending on (and including) January 1, 2030, there will be an annual increase in the total number of shares of common stock reserved and available for delivery in connection with the 2020 Plan of up to 5% of the total number of shares of common stock outstanding on December 31st of the preceding year, pending approval by the Compensation Committee of the Board. On January 1, 2022, the 2020 Plan share pool increased by 1,703,584 shares, 5% of the outstanding common stock of 34,071,684 shares on December 31, 2021. On January 1, 2023, the 2020 Plan share pool increased by 1,723,944 shares, 5% of the outstanding common stock of 34,478,892 shares on December 31, 2022. On January 1, 2024, the 2020 Plan share pool increased by 1,759,429 shares, 5% of the outstanding common stock of 35,188,599 shares on December 31, 2023. As of December 31, 2024, the maximum number of shares of the Company’s common stock authorized for issuance under the 2020 Plan was 5,627,647.

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive (loss) income during the periods presented:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cost of services	$662	$613	$421
Sales and marketing	7,351	11,089	6,634
General and administrative	16,105	10,499	7,573
Stock-based compensation expense	$24,118	$22,201	$14,628

The following table sets forth the Company's stock-based compensation expense by award type during the periods presented:

	Years Ended December 31,
(in thousands)	2024	2023	2022
RSUs	$12,765	$9,637	$3,569
PSUs	9,747	9,372	3,141
Stock Options	459	1,674	6,156
ESPP	1,147	1,518	1,762
Stock-based compensation expense	$24,118	$22,201	$14,628

Restricted Stock Units

The following table sets forth the Company's RSU activity during the years ended December 31, 2024, 2023 and 2022:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	—	—
Granted	525,735	$25.93
Vested	(890)	—
Forfeited	(7,710)	26.09
Nonvested balance as of December 31, 2022	517,135	$25.93
Granted	709,175	19.58
Vested	(208,345)	25.66
Forfeited	(25,501)	23.20
Nonvested balance as of December 31, 2023	992,464	$21.52
Granted	891,598	18.42
Vested	(455,517)	22.10
Forfeited	(241,119)	19.31
Nonvested balance as of December 31, 2024	1,187,426	$19.42

The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $10.1 million, $5.3 million, and less than $0.1 million, respectively.

The Company grants RSUs to the Company's employees and non-employee directors under the 2020 Plan. Pursuant to the RSU award agreements, each RSU entitles the recipient to one share of the Company’s common stock, subject to time-based vesting conditions set forth in individual agreements.

The fair value of each RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest and are expensed on a straight-line basis over the requisite service period, which ranges between one year and three years from the date of grant, subject to the continued employment of the employees and services of the non-employee board members.

As of December 31, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was $12.5 million and is expected to be recognized over a weighted-average period of 1.49 years.

During the year ended December 31, 2024, the Company issued an aggregate of 455,309 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

As of December 31, 2024, there were 1,187,426 RSUs expected to vest with a weighted-average grant date fair value of 19.42 per unit. As of December 31, 2023, there were 992,464 RSUs expected to vest with a weighted-average grant date fair value of 21.52 per unit.

Performance-Based Restricted Stock Units

The following table sets forth the Company's PSU activity during the years ended December 31, 2024, 2023 and 2022:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	—	—
Granted	473,371	$26.76
Vested	—	—
Forfeited	—	—
Nonvested balance as of December 31, 2022	473,371	$26.76
Granted	657,408	21.46
Vested	—	—
Forfeited	—	—
Nonvested balance as of December 31, 2023	1,130,779	$23.68
Granted	693,936	18.89
Vested	(122,241)	26.33
Forfeited	(352,116)	22.31
Nonvested balance as of December 31, 2024	1,350,358	$22.01

The total fair value of PSUs vested during the year ended December 31, 2024 was $3.2 million. No PSUs were vested during the years ended December 31, 2023 or 2022.

The Company grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three year performance period, relative to certain performance and market conditions. Grant date fair value of PSUs that vest relative to a performance condition are measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant date fair value of PSUs that vest relative to a market condition are measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of December 31, 2024, the nonvested balance of PSUs that vest based on performance and market conditions were 540,149 and 810,209, respectively.

As of December 31, 2024, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was $10.2 million and is expected to be recognized over a weighted average period of 1.14 years.

The following table sets forth the PSUs weighted-average fair values and assumptions used in the Monte Carlo simulation model during the periods presented:

	Years Ended December 31,
	2024	2023	2022
Weighted-average fair value	$18.80	$21.46	$27.21
Dividend yield	—	—	—
Volatility	51.13%	75.80%	77.12%
Risk-free interest rate	4.13%	4.14%	2.87%
Expected life (in years)	2.99	2.99	2.66

Stock Options

No stock options were issued during the years ended December 31, 2024 or 2023.

In 2020, the Company granted stock options to certain employees and non-management directors that vest over the service period, which is a three-year to four-year period ending on October 15, 2024 and have a 10-year term from the date of grant.

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

The following table sets forth the Company's stock options activity during the year ended December 31, 2024:

	Number of Stock Option Awards	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	401,075	$12.62
Granted	—	—
Vested	(401,075)	12.62
Forfeited	—	—
Outstanding stock option awards expected to vest as of December 31, 2024	—	N/A

The following table reflects changes in the Company's outstanding stock option awards for the year ended December 31, 2024:

	2024
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock option awards at January 1	3,309,222	$11.65	5.52	$28,781
Granted	—	—	—	—
Exercises (issuance of shares)	(604,360)	10.04	4.13	90
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards as of December 31	2,704,862	$12.01	4.60	$7,540

Options exercisable as of December 31	2,704,862	$12.01	4.60	$7,540

As of December 31, 2024, there was no unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options, as all granted stock options were fully vested on October 15, 2024.

The following table reflects changes in the Company's outstanding stock option awards for the year ended December 31, 2023:

	2023
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock option awards at January 1	3,533,507	$11.62	6.52	$26,070
Granted	—	—	—	—
Exercises (issuance of shares)	(216,549)	11.22	5.56	173
Forfeitures/expirations	(7,736)	10.35	6.95	91
Outstanding stock option awards at December 31	3,309,222	$11.65	5.52	$28,781

Options exercisable as of December 31	2,908,147	$11.52	5.39	$25,682

As of December 31, 2023, the unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options was $0.5 million and was expected to be recognized over a weighted-average period of 0.1 years.
Proceeds from Exercises of Stock Options

Cash proceeds received from exercises of stock options during the years ended December 31, 2024, 2023 and 2022 were $8.9 million, $3.1 million and $2.8 million, respectively. The associated tax benefit from options exercised and RSUs issued were $3.8 million, $1.7 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

A total of 149,983 shares were issued on June 30, 2024, and 114,055 shares were issued on December 31, 2024, for a total of 264,038 shares issued through the ESPP during the year ended December 31, 2024.

A total of 189,837 shares were issued on June 30, 2023, and 114,147 shares were issued on December 31, 2023, for a total of 303,984 shares issued through the ESPP during the year ended December 31, 2023.

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

On June 20, 2024, the Company repurchased approximately 26,495 shares of its outstanding common stock. The total purchase price of this transaction was approximately $0.5 million. The acquired shares were recorded as Treasury stock upon repurchase. As of December 31, 2024, $39.5 million remains available for common stock share repurchases.

Common Stock Offering

To finance the Keap Acquisition, the Company entered into an underwriting agreement (the “Underwriting Agreement”), dated October 29, 2024 with RBC Capital Markets, LLC (the “Underwriter”). The Company closed an underwritten public offering of 5,715,000 shares of common stock. The Company raised approximately $76.8 million in proceeds (after deducting underwriting discounts and commissions) and borrowed $5.5 million under its New ABL Facility.

The Company granted the Underwriter an option to purchase up to an additional 857,250 shares of the Company’s common stock. On November 12, 2024, the Company sold 857,250 shares of its common stock to the Underwriter pursuant to the Underwriter’s exercise in full of such option to purchase additional shares. The Company raised approximately $11.5 million in proceeds (after deducting underwriting discounts and commissions) from the sale of these additional shares of its common stock. The Company also incurred approximately $0.9 million of offering expenses related to the public offering and the underwriter's option, which brought the total net proceeds of the offering to approximately $87.4 million (after deducting underwriting discounts and commissions and offering expenses).

Stock Warrants

As of December 31, 2022, the Company had fully vested outstanding warrants of 9,427,343 and the holders of such warrants were entitled to purchase, in the aggregate, up to 5,237,413 shares of common stock at an exercise price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy.

During the year ended December 31, 2023, 1,173,348 warrants were exercised. Cash proceeds from exercises of stock warrants during the year ended December 31, 2023 was $15.9 million and is recorded in Proceeds from exercises of stock warrants in Cash flows from financing activities on the Company's consolidated statements of cash flows.

On August 15, 2023, 8,253,997 warrants expired unexercised. As of August 16, 2023, the Company did not have any warrants outstanding.

Note 13     Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Basic net (loss) income per share:
Net (loss) income	$(74,216)	$(259,295)	$54,348
Weighted-average common shares outstanding during the period	37,142,271	34,723,491	34,336,493
Basic net (loss) income per share	$(2.00)	$(7.47)	$1.58

	Years Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Diluted net (loss) income per share:
Net (loss) income	$(74,216)	$(259,295)	$54,348
Basic shares outstanding during the period	37,142,271	34,723,491	34,336,493
Plus: Common stock equivalents associated with stock option awards	—	—	2,169,602
Diluted shares outstanding	37,142,271	34,723,491	36,506,095
Diluted net (loss) income per share	$(2.00)	$(7.47)	$1.49

The computation of diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Outstanding stock options	2,704,862	3,309,222	—
Outstanding RSUs	1,187,634	992,464	254,780
Outstanding PSUs	1,472,599	1,130,779	272,189
Outstanding ESPP shares	121,097	122,799	27,827
Outstanding stock warrants	—	3,489,662	2,618,707

Note 14     Income Taxes
The following table sets forth the components of the Company's (loss) income before income tax (expense) benefit:

	Years Ended December 31,
(in thousands)	2024	2023	2022
United States	$(31,483)	$(278,741)	$68,706
Foreign	(34,515)	18,197	30,269
Total (loss) income before income tax (expense) benefit	$(65,998)	$(260,544)	$98,975

The following table sets forth the components of the Company's income tax (expense) benefit:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current tax (expense):
Federal	$(5,316)	$(1,870)	$(42,065)
State and local	(1,800)	(1,542)	(6,579)
Foreign	(6,498)	(8,238)	(11,096)
Total current tax (expense)	(13,614)	(11,650)	(59,740)
Deferred tax benefit (expense):
Federal	5,748	7,789	9,096
State and local	(1,677)	(826)	(3,439)
Foreign	1,325	5,936	9,456
Total deferred tax benefit	5,396	12,899	15,113
Total income tax (expense) benefit	$(8,218)	$1,249	$(44,627)

The following table sets forth the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate for the Company:

	Years Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign rate differential	5.7%	0.3%	0.1%
State and local taxes, net of federal tax benefit	(10.1)%	(0.8)%	9.1%
Change in value of indemnification asset	—%	(0.9)%	(0.4)%
Non-deductible executive compensation	(3.7)%	(1.0)%	1.8%
Stock compensation	0.2%	—%	—%
Non-deductible transaction costs	(1.8)%	(0.2)%	0.1%
Change in federal and state valuation allowance	5.2%	0.1%	(0.7)%
Change in unrecognized tax benefits (including FBOS)	(3.8)%	2.4%	1.9%
Bargain purchase gain	—%	—%	(2.2)%
Non-deductible goodwill impairment	(32.8)%	(21.7)%	21.6%
Federal research and development credit	3.2%	0.6%	(1.4)%
Foreign exchange	2.2%	(0.1)%	(0.4)%
Other, net	2.3%	0.8%	(5.4)%
Effective tax rate	(12.4)%	0.5%	45.1%

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized.

The following table sets forth the significant components of the Company's deferred income tax assets and liabilities:

	Years Ended December 31,
(in thousands)	2024	2023
Deferred tax assets
Allowance for doubtful accounts	$3,887	$4,405
Deferred and other compensation	15,184	16,662
Capital investments	—	3,790
Interest expense limitation	21,677	9,680
Fixed assets and capitalized software	27,781	14,786
Pension and other post-employment benefits	10,578	18,805
Operating lease liability	2,627	3,474
Reserve for facility exit costs	4,719	4,812
Net operating loss and credit carryforwards (1)	35,325	27,593
Non-compete and other agreements	24,375	37,615
Goodwill and other intangible assets	13,319	15,567
Other, net	13,436	8,361
Total deferred tax assets	$172,908	$165,550
Valuation allowance	(15,662)	(18,810)
Net deferred tax assets	$157,246	$146,740

Deferred tax liabilities
Goodwill and other intangible assets	$—	$(2,587)
Deferred costs	(1,754)	(3,368)
Investment in subsidiaries	(4,193)	(4,489)
Operating lease right-of-use assets	(5,323)	(5,582)
Fixed assets and capitalized software	(2,889)	(1,099)
Other, net	—	(2,676)
Total deferred tax (liabilities)	$(14,159)	$(19,801)
Net deferred tax asset	$143,087	$126,939

(1)    For the year ended December 31, 2024, the Company had gross federal net operating loss carryforwards of $83.8 million, subject to an annual Section 382 limitation of $0.4 million. The Company also had net operating loss and credit carryforward deferred tax assets of $17.8 million and $20.9 million for the years ended December 31, 2024 and 2023, respectively, for state income tax purposes, which will begin to expire in 2025. Additionally, $1.1 million of the state net operating loss carryforward deferred tax asset is subject to a Section 382 limitation of $0.4 million.

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

As of December 31, 2024, management has determined that it is more likely than not that its deferred taxes will be realized, with the exception of certain indefinite lived deferred tax assets and certain state net operating loss carryforwards of $15.7 million. For the year ended December 31, 2024, the Company recorded a net valuation allowance decrease of $3.1 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

Valuation Allowance

The following table sets forth changes in the Company’s valuation allowance:

(in thousands)	2024	2023
Balance at beginning of period	$18,810	$21,109
Net change in valuation allowance	(3,148)	(2,299)
Balance at end of period	$15,662	$18,810

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.

The Company is subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States and Australia. Tax years 2021 through 2023 are subject to examination by the Internal Revenue Service and tax years 2020 through 2023 are subject to examination by the Australian Tax Authority. State tax returns are open for examination for an average of three years; however, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards. The Company received IRS FPAA notification letters dated August 29, 2018 for IRS adjustments related to the tax years 2012-2015, for which the Company has previously and adequately reserved. See Note 15, Contingent Liabilities. Keap is currently under audit with the IRS for tax year 2022 and is in the initial stages of responding to information requests. The Company is also currently under examination by the Florida Department of Revenue for tax years 2020 through 2022. The Company does not have any other significant state or local examinations in process.

The following table reflects changes to and balances of the Company's unrecognized tax benefits:

(in thousands)	2024	2023	2022
Balance at beginning of period	$17,140	$21,443	$20,834
Gross additions for tax positions related to the current year	774	624	423
Gross additions for tax positions related to prior years	150	201	332
Gross reductions for tax positions related to prior years	—	(5,128)	—
Gross reductions for tax positions related to the lapse of applicable statute of limitations	—	—	(146)
Balance at end of period	$18,064	$17,140	$21,443

For the year ended December 31, 2024, the Company's unrecognized tax benefit increased by $0.9 million, while for the year ended December 31, 2023, the Company's unrecognized tax benefit decreased by $4.3 million, and for the year ended December 31, 2022, the Company's unrecognized tax benefit increased by $0.6 million. The increase for the year ended December 31, 2024 was primarily attributable to the tax positions related to research and development credits claimed for tax years 2023 and 2024. The decrease for the year ended December 31, 2023 was primarily attributable to favorable developments with ongoing U.S. federal tax examinations, partially offset by the increase attributable to tax positions related to research and development credits claimed for tax years 2022 and 2023. The increase for the year ended December 31, 2022 was primarily attributable to tax positions related to research and development credits claimed for tax years 2021 and 2022 offset by the reduction for tax positions related to the lapse of applicable statute of limitations.

For the years ended December 31, 2024, 2023 and 2022, the Company had $18.1 million, $17.1 million, and $21.4 million, respectively, of unrecognized tax benefits, excluding interest and penalties, that if recognized, would impact the effective tax rate. The Company recorded adjustments to interest and penalties related to unrecognized tax benefits as part of the expense/(benefit) for income taxes in the Company's consolidated statements of operations and comprehensive (loss) income of $2.3 million, $(2.8) million, and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Unrecognized tax benefits include $11.3 million, $9.0 million, and $11.7 million of accrued interest as of December 31, 2024, 2023, and 2022, respectively.

It is reasonably possible that the $18.1 million unrecognized tax benefit liability presented above for the year ended December 31, 2024, could decrease by $15.6 million within the next twelve months, due to an anticipated settlement with the tax authorities and the expiration of the statute of limitations in certain jurisdictions.

Note 15     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, losses are considered probable, but the Company is not able to make a reasonable estimate of the liability because of the uncertainties related to the outcome or the amount or range of potential loss. For these matters, disclosure is made, but no amount is reserved. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on the Company's consolidated statements of operations and comprehensive (loss) income, balance sheets or cash flows.

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

As of December 31, 2024 and December 31, 2023, the Company has reserved $28.3 million and $26.1 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. See Note 4, Fair Value Measurements, for a discussion of the Company's former indemnification asset related to these matters.

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the Section 199 tax case. Once finalized, the Draft Settlement will result in a decrease in the unrecognized tax benefit recorded for this tax position. During the year ended December 31, 2024, the Company recorded a measurement adjustment to the uncertain tax position liability to account for the new information received in the Draft Settlement. The Company is in continued discussion with the IRS regarding the finalization of this case and final tax impact that will result. As of December 31, 2024, the final resolution has not been issued by the Court. Accordingly, the Company does not consider the matter effectively settled.

Note 16     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the years ended December 31, 2024 and 2023.

(in thousands)	Accumulated Other Comprehensive Loss
	2024	2023
Beginning balance at January 1,	$(15,191)	$(16,261)
Foreign currency translation adjustment, net of tax expense of $0.1 million and $4.9 million, respectively	250	1,070
Ending balance at December 31,	$(14,941)	$(15,191)

Note 17     Segment Information

The Company's chief operating decision maker (“CODM”) is the chief executive officer. The CODM monitors actual versus forecast results for segment adjusted EBITDA on a monthly basis to assess the performance of each segment and make decisions about allocating resources to each segment.

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

The following tables summarize the operating results of the Company's reportable segments. Segment cost of services, Segment sales and marketing, and Segment general and administrative expenses presented below exclude the allocation of depreciation and amortization expense, stock-based compensation expense, restructuring and integration expenses, transactions costs and other expenses.

	Year Ended December 31, 2024
(in thousands)	Thryv Marketing Services	Thryv SaaS	Segment Totals
Segment revenue	$480,680	$343,476	$824,156
Less:
Segment cost of services	168,932	96,319	265,251
Segment sales and marketing	97,119	146,389	243,508
Segment general and administrative	93,388	59,578	152,966
Segment Adjusted EBITDA	$121,241	$41,190	$162,431

	Year Ended December 31, 2023
(in thousands)	Thryv Marketing Services	Thryv SaaS	Segment Totals
Segment revenue	$653,244	$263,717	$916,961
Less:
Segment cost of services	222,977	88,135	311,112
Segment sales and marketing	149,982	117,023	267,005
Segment general and administrative	104,795	46,534	151,329
Segment Adjusted EBITDA	$175,490	$12,025	$187,515

	Year Ended December 31, 2022
(in thousands)	Thryv Marketing Services	Thryv SaaS	Segment Totals
Segment revenue	$986,042	$216,346	$1,202,388
Less:
Segment cost of services	304,487	78,752	383,239
Segment sales and marketing	202,774	120,771	323,545
Segment general and administrative	132,046	30,216	162,262
Segment Adjusted EBITDA	$346,735	$(13,393)	$333,342

A reconciliation of the Company’s Income before income tax benefit (expense) to total Segment Adjusted EBITDA is as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
(Loss) income before income tax benefit (expense)	$(65,998)	$(260,544)	$98,975
Impairment charges	83,094	268,846	102,222
Depreciation and amortization expense	52,789	63,251	88,392
Interest expense	46,771	61,728	60,407
Stock-based compensation expense	24,118	22,201	14,628
Restructuring and integration expenses (1)	32,697	14,612	17,804
Loss on early extinguishment of debt	6,638	—	—
Non-cash loss (gain) from remeasurement of indemnification asset	—	10,734	(2,148)
Transaction costs (2)	5,145	373	6,119
Other components of net periodic pension benefit	(24,806)	(2,719)	(44,612)
Other	1,983	9,033	(8,445)
Total Segment Adjusted EBITDA	$162,431	$187,515	$333,342
(1)Consists of expenses related to abandoned facilities costs, severance charges, integration expenses, and tax, accounting, and legal fees.
(2)Consists of expenses related to the Keap Acquisition, Yellow Acquisition, and Vivial Acquisition.
The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Thryv Marketing Services
Print	$253,998	$264,834	$459,974
Digital	226,682	388,410	526,068
Total Thryv Marketing Services	480,680	653,244	986,042
Thryv SaaS	343,476	263,717	216,346
Revenue	$824,156	$916,961	$1,202,388
Revenue by geography is based on the location of the customer. The following table sets forth the Company's disaggregation of Revenue based on geographic region for the periods indicated:

	Years Ended December 31,
(in thousands)	2024	2023	2022
United States	$686,341	$764,112	$1,031,833
International	137,815	152,849	170,555
Revenue	$824,156	$916,961	$1,202,388
Revenue from customers located in Australia that was attributed to the International region was approximately 14.4%, 15.3%, and 14.2% for the years ended December 31, 2024, 2023, and 2022, respectively. No other individual country from the International region contributed more than 10% of total revenue for the years ended December 31, 2024, 2023, or 2022.

The following table sets forth the Company's total long-lived assets by geographical region:

(in thousands)	December 31, 2024	December 31, 2023
United States	$9,008	$12,711
International	226	611
Total long-lived assets	$9,234	$13,322
Percentage of long-lived assets held outside of the United States	2%	5%

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

We are in the process of integrating Keap that we acquired on October 31, 2024. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024 excludes an assessment of the internal control over financial reporting related to the Keap Acquisition. The Keap Acquisition represented 13.2% of our consolidated total assets at December 31, 2024, and 1.6% of our consolidated revenue included in our consolidated financial statements for the year ended December 31, 2024.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the 12 months ended December 31, 2024. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thryv Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Thryv Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Infusion Software, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 13% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, Infusion Software, Inc. was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Infusion Software, Inc.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2025

Item 9B.     Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 31, 2024.

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

The remaining information required by this Item 10 is incorporated by reference from the information to be provided in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”). The 2025 Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2024.

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities or certain other companies' securities by directors, officers and employees, or the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and The Nasdaq Stock Market listing standards. The forgoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Company’s insider trading policy that has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated by reference from our 2025 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2024.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 13 is incorporated by reference from our 2025 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2024.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our 2025 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2024.

Item 14.     Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our 2025 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2024.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    The following documents are filed as a part of this Annual Report on Form 10-K:

(1)    Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K).

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
•Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2024, 2023 and 2022
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules

Financial statement schedules have been omitted as the information is either not required or the information is otherwise included in the consolidated financial statements.

(3)    Exhibits

The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.

Exhibit No.	Description
2.1*†
Agreement and Plan of Merger by and among Thryv, Inc., Thryv Merger Sub, Inc., Infusion Software, Inc. d/b/a Keap, Shareholder Representative Services LLC, in its capacity as the equityholder representative and the equityholders party thereto, dated as of October 29, 2024.

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

10.1
Credit Agreement among Thryv Holdings, Inc., Thryv, Inc., the other borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent, dated as of May 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on May 2, 2024).

10.2
Term Loan Credit Agreement by and among Thryv Holdings, Inc., Thryv, Inc., the lenders party thereto from time to time and Citizens Bank, N.A., as the administrative agent, dated as of May 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 2, 2024).

10.3+
Amended and Restated Employment Agreement, dated September 26, 2016, by and between Thryv, Inc. and Joseph A. Walsh (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.4+	Thryv Holdings, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.5+
Amendment No. 1 to Thryv Holdings, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Amendment 1, filed with the SEC on September 17, 2020).

10.6+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.7
Settlement Agreement dated June 22, 2023 by and among Thryv Holdings, Inc. and Yosemite Sellers Representative LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2023).

10.8*+	2024 Over Performance Plan, dated March 13, 2024
10.9*+	2024 Short Term Incentive Plan, dated March 13, 2024
10.10+
Thryv, Inc. Severance Plan—Executive Vice Presidents and Above, dated January 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.11+	Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.12+	First Amendment to the Thryv Holdings, Inc. 2020 Incentive Award Plan, incorporated by reference to Exhibit A to the Registrant’s Definitive Schedule 14C (File No. 001-35895) filed on June 16, 2021.
10.13+	Second Amendment to the Thryv Holdings, Inc. 2020 Incentive Award Plan incorporated by reference to Exhibit B to the Registrant’s Definitive Schedule 14C (File No. 001-35895) filed on June 16, 2021.
10.14+
Form of Thryv Holdings, Inc. Stock Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 18, 2020).

10.15+	Thryv Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.16+
Form of Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 5, 2022).

10.17+
Form of Performance-Based Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 5, 2022).

10.18+
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2022).

10.19
Separation Agreement and Release, dated as of March 13, 2024, between the Company and Gordon Henry (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 13, 2024).

10.20
Separation Agreement, dated as of December 20, 2024, by and between Thryv Holdings, Inc. and James McCusker (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed with the SEC on December 20, 2024).

19.1*	Insider Trading Policy
21.1*	List of significant subsidiaries of Thryv Holdings, Inc.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Thryv Holdings, Inc. Clawback Policy, effective as of November 29, 2023 (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed with the SEC on February 22, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (included in Exhibits 101).
*Filed herewith
+    Management contract of compensatory plan or arrangement
†Exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit upon request of the SEC.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

February 27, 2025	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

February 27, 2025	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title(s)	Date

/s/ Joseph A. Walsh	Chairman of the Board and Chief Executive Officer	February 27, 2025
Joseph A. Walsh	(Principal Executive Officer)

/s/ Paul D. Rouse	Chief Financial Officer, Executive Vice President and Treasurer	February 27, 2025
Paul D. Rouse	(Principal Financial and Accounting Officer)

/s/ Amer Akhtar	Director	February 27, 2025
Amer Akhtar

/s/ Bonnie Kintzer	Director	February 27, 2025
Bonnie Kintzer

/s/ Ryan O'Hara	Director	February 27, 2025
Ryan O'Hara

/s/ John Slater	Director	February 27, 2025
John Slater

/s/ Lauren Vaccarello	Director	February 27, 2025
Lauren Vaccarello

/s/ Heather Zynczak	Director	February 27, 2025
Heather Zynczak