Form 10-Q
period 2025-03-31
Thryv Holdings, Inc.
filed 2025-05-01
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR

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
Yes ☐ No ☒

As of April 29, 2025, there were 43,738,225 shares of the registrant's common stock outstanding.

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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), as supplemented by the disclosure in Part II, Item 1A. Risk Factors in subsequent quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements contained in this report, which speak only as of the date of this report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.
In this Quarterly Report on Form 10-Q, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2025	2024
Revenue	$181,371	$233,624
Cost of services	62,083	79,983
Gross profit	119,288	153,641

Operating expenses:
Sales and marketing	70,051	70,091
General and administrative	52,271	52,416
Total operating expenses	122,322	122,507

Operating (loss) income	(3,034)	31,134
Other income (expense):
Interest expense	(6,067)	(13,359)
Interest expense, related party	(3,006)	—
Other components of net periodic pension cost	(768)	(1,581)
Other income (expense)	392	(2,373)
(Loss) income before income tax benefit (expense)	(12,483)	13,821
Income tax benefit (expense)	2,865	(5,397)
Net (loss) income	$(9,618)	$8,424
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(187)	(265)
Comprehensive (loss) income	$(9,805)	$8,159

Net (loss) income per common share:
Basic	$(0.22)	$0.24
Diluted	$(0.22)	$0.22

Weighted-average shares used in computing basic and diluted net (loss) income per common share:
Basic	43,412,366	35,186,121
Diluted	43,412,366	37,985,785
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$10,993	$16,311
Accounts receivable, net of allowance of $13,144 in 2025 and $13,051 in 2024	139,894	161,620
Contract assets, net of allowance of $33 in 2025 and $29 in 2024	1,980	2,127
Taxes receivable	7,493	6,218
Prepaid expenses	30,806	13,923
Deferred costs	9,486	8,402
Other current assets	2,035	2,119
Total current assets	202,687	210,720
Fixed assets and capitalized software, net	41,998	44,478
Goodwill	253,809	253,318
Intangible assets, net	31,956	34,259
Deferred tax assets	146,530	143,495
Other assets	26,754	25,895
Total assets	$703,734	$712,165

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,894	$13,011
Accrued liabilities	80,828	95,462
Current portion of unrecognized tax benefits	26,703	26,196
Contract liabilities	42,873	40,315
Current portion of Term Loan	15,750	7,875
Current portion of Term Loan, related party	10,500	5,250
Other current liabilities	6,847	8,151
Total current liabilities	189,395	196,260
Term Loan, net	139,565	146,885
Term Loan, net, related party	95,382	100,436
ABL Facility	37,790	23,891
Pension obligations, net	38,699	38,014
Other liabilities	9,672	9,759
Total long-term liabilities	321,108	318,985
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 71,496,077 shares issued and 43,728,331 shares outstanding at March 31, 2025; and 70,556,740 shares issued and 43,033,960 shares outstanding at December 31, 2024	715	706
Additional paid-in capital	1,282,424	1,272,476
Treasury stock - 27,767,746 shares at March 31, 2025 and 27,522,780 shares at December 31, 2024	(492,744)	(488,903)
Accumulated other comprehensive loss	(15,128)	(14,941)
Accumulated deficit	(582,036)	(572,418)
Total stockholders' equity	193,231	196,920
Total liabilities and stockholders' equity	$703,734	$712,165
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended March 31, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	70,556,740	$706	$1,272,476	(27,522,780)	$(488,903)	$(14,941)	$(572,418)	$196,920
Issuance of shares related to stock-based compensation	939,337	9	2,211	(244,966)	(3,841)	—	—	(1,621)
Stock-based compensation expense	—	—	7,737	—	—	—	—	7,737
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(187)	—	(187)
Net (loss)	—	—	—	—	—	—	(9,618)	(9,618)
Balance as of March 31, 2025	71,496,077	$715	$1,282,424	(27,767,746)	$(492,744)	$(15,128)	$(582,036)	$193,231

Three Months Ended March 31, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	62,660,783	$627	$1,151,259	(27,358,037)	$(485,793)	$(15,191)	$(498,202)	$152,700
Issuance of shares related to stock-based compensation	645,463	6	3,206	(121,301)	(2,294)	—	—	918
Stock-based compensation expense	—	—	5,289	—	—	—	—	5,289
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(265)	—	(265)
Net income	—	—	—	—	—	—	8,424	8,424
Balance as of March 31, 2024	63,306,246	$633	$1,159,754	(27,479,338)	$(488,087)	$(15,456)	$(489,778)	$167,066

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net (loss) income	$(9,618)	$8,424
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,516	14,553
Amortization of deferred commissions	3,499	4,849
Amortization of debt issuance costs	830	1,310
Deferred income taxes	(2,986)	(3,110)
Provision for credit losses and service credits	3,782	7,475
Stock-based compensation expense	7,737	5,289
Other components of net periodic pension cost	768	1,581
Other	(355)	(779)
Changes in working capital items, excluding acquisitions:
Accounts receivable	16,840	(9,750)
Contract assets	147	(1,670)
Prepaid expenses and other assets	(20,672)	(18,169)
Accounts payable and accrued liabilities	(22,338)	(5,754)
Other liabilities	369	1,189
Net cash (used in) provided by operating activities	(10,481)	5,438

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(7,085)	(7,278)
Acquisition of a business, net of cash acquired	(143)	—
Net cash used in investing activities	(7,228)	(7,278)

Cash Flows from Financing Activities
Payments of Term Loan	—	(9,368)
Proceeds from ABL Facility	109,647	205,351
Payments of ABL Facility	(95,748)	(198,459)
Other	(1,620)	918
Net cash provided by (used in) financing activities	12,279	(1,558)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	124	(723)
(Decrease) in cash, cash equivalents and restricted cash	(5,306)	(4,121)
Cash, cash equivalents and restricted cash, beginning of period	17,760	20,530
Cash, cash equivalents and restricted cash, end of period	$12,454	$16,409

Supplemental Information
Cash paid for interest	$8,256	$11,911
Cash paid for income taxes, net	$1,178	$1,915

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv” or the “Company”) provides small-to-medium sized businesses (“SMB” or “SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages (“PYP” or “Print”) and digital marketing services (“Digital”), which includes Internet Yellow Pages, search engine marketing, and other digital media services, including online display advertising, and search engine optimization tools. In addition, through our all-in-one small business management platform (“Thryv Platform”), the Company is a provider of SaaS business management, communication, and marketing tools designed for SMBs.

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

The Company reports its results based on two reportable segments (see Note 15, Segment Information):

•Thryv SaaS, which includes the Company's SaaS flagship all-in-one small business management modular software platform; and
•Thryv Marketing Services, which includes the Company's Print and Digital solutions business.

Basis of Presentation

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The consolidated financial statements include the financial statements of Thryv Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2024.

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

Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, assets acquired and liabilities assumed in business combinations, capitalized costs to obtain a contract, certain amounts relating to the accounting for income taxes, including the valuation allowance, stock-based compensation expense, operating lease right-of-use assets and operating lease liabilities, and pension obligations. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, operating lease right-of-use assets, goodwill and intangible assets.

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the consolidated financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to the Company's significant accounting policies during the three months ended March 31, 2025.

Cash, Cash Equivalents, and Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

(in thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$10,993	$14,394
Restricted cash, included in Other current assets	1,461	2,015
Total cash, cash equivalents and restricted cash	$12,454	$16,409

Accounts Receivable, Net of Allowance

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized, but amounts have not yet been billed to the client.

The following table represents the components of Accounts receivable, net of allowance:

(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable	$42,794	$45,552
Unbilled accounts receivable (1)	110,244	129,119
Total accounts receivable	$153,038	$174,671
Less: allowance for credit losses	(13,144)	(13,051)
Accounts receivable, net of allowance	$139,894	$161,620
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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures, including more detailed information about segment expenses about a public entity’s reportable segments on an annual and interim basis. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management reviewed the extent of new disclosures necessary, and has implemented the disclosure updates within the Company's consolidated financial statements. Other than additional disclosures, the Company's adoption of ASU 2023-07 did not have a material impact on its consolidated financial statements. See Note 15, Segment Information, for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures primarily related to the rate reconciliation and income taxes paid information. The new income tax disclosures are effective for the current fiscal year and we will implement the new disclosure updates within the Company's consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ending December 31, 2025. Management is in the process of reviewing the extent and impact of these new disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Management will review the extent and impact of new disclosures necessary in the coming years, prior to implementation in the Company's consolidated financial statements.

Note 2      Acquisitions

Keap Acquisition

On October 31, 2024, Thryv, Inc. acquired all of the outstanding capital stock of Keap for $77.0 million in cash (net of $7.6 million of cash acquired), subject to adjustment (the “Keap Acquisition”). The assets acquired as part of this transaction consisted primarily of $3.0 million in current assets, $7.8 million in fixed assets and capitalized software, $33.3 million in intangible assets, consisting primarily of customer relationships and a trade name, along with $11.1 million in deferred tax assets and $34.9 million in goodwill. The Company also assumed liabilities of $17.9 million, consisting primarily of accrued, contract, and deferred liabilities.

The primary purpose of the Keap Acquisition was to further increase Thryv's market share within the SaaS industry. Keap was founded in 2001 and operates a SaaS e-mail marketing and sales platform for small businesses, including products to manage customers, customer relationship management, marketing and e-commerce. To finance the purchase price, the Company closed an underwritten public offering of 5,715,000 shares of common stock, generating net proceeds of $76.8 million (after deducting underwriting discounts and commissions) and borrowed $5.5 million under its ABL Facility. Transaction costs expensed as part of the acquisition-related costs were recognized in the amount of $3.4 million.

The Company accounted for the Keap Acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"). This requires that the assets acquired and liabilities assumed are measured at fair value. With the assistance of a third-party valuation firm, the Company determined, using Level 3 inputs (see Note 4, Fair Value Measurements), the fair value of certain assets and liabilities, including fixed assets and intangible assets, by applying the income approach and the cost approach. Specific to intangible assets, client relationships were valued using a combination of the income and excess earnings approaches, whereas the trade name was valued using a relief of royalty method. The fair values of existing technologies were computed using a relief of royalty approach, similar to the trade name valuation. Specific to non-compete agreements, these agreements were valued using a “with and without” analysis, whereby estimates of the non-compete agreements in place were compared to the value without them, with the difference representing the value of the non-compete agreements themselves. The preliminary purchase price allocation is expected to be finalized within 12 months after the Keap Acquisition Date.

Factors that led to goodwill being recognized, per ASC 805, included expected synergies from combining operations of Keap and Thryv within the SaaS segment.

The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Keap Acquisition Date:

(in thousands)
Current assets	$3,024
Fixed assets and capitalized software	7,801
Intangible assets:
Client relationships	27,300
Trademarks and domain names	5,700
Covenants not to compete	300
Deferred tax assets	11,130
Other assets	4,730
Current liabilities	(15,280)
Other liabilities	(2,600)
Goodwill	34,925
Total consideration transferred	$77,030

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $34.9 million was primarily related to the benefits expected from the Keap Acquisition and was allocated to the SaaS segment. The goodwill recognized is not deductible for income tax purposes.

During the first quarter of 2025, the Company adjusted the purchase price allocation as a result of certain measurement period adjustments to acquired assets. The effect of these measurement period adjustments resulted in a $0.4 million decrease to fixed assets and capitalized software, a $0.1 million increase to the purchase price, and a corresponding $0.5 million increase to goodwill.

Pro Forma Results (unaudited)

The pro forma combined financial information presented below was derived from historical financial records of Thryv and Keap and presents the operating results of the combined Company, as if the Keap Acquisition had occurred on January 1, 2023. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization expense, and depreciation expense and related tax effects.

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Keap Acquisition been completed as of January 1, 2023, nor is it meant to be indicative of future results of operations that the combined entity will achieve.

Three Months Ended March 31,
(in thousands) (unaudited)	2024
Revenue	$255,040
Net income	8,608

Note 3      Revenue Recognition

The Company has determined that each of its SaaS business management tools services and Print and Digital marketing services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract. Control over the Company’s Print services transfers to the client upon delivery of the published directories containing their advertisements to the intended market(s). Therefore, revenue associated with Print services is recognized at a point in time upon delivery to the intended market(s). The Company bills clients for Print advertising services monthly over the relative contract term. The difference between the timing of recognition of Print advertising revenue and monthly billing generates the Company’s unbilled receivables balance. The unbilled receivables balance is reclassified as billed accounts receivable through the passage of time as the clients are invoiced each month. SaaS and Digital marketing services are recognized using the series guidance. Under the series guidance, the Company's obligation to provide services is the same for each day under the contract, and therefore represents a single performance obligation. Revenue associated with SaaS and Digital marketing services is recognized over time using an output method to measure the progress toward satisfying a performance obligation.

Disaggregation of Revenue

The Company presents disaggregated revenue based on the type of service within its segment footnote. See Note 15, Segment Information.

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the three months ended March 31, 2025, the Company recognized revenue of $30.3 million that was recorded in Contract liabilities as of December 31, 2024. For the three months ended March 31, 2024, the Company recognized revenue of $28.5 million that was recorded in Contract liabilities as of December 31, 2023.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis. These assets primarily include goodwill, intangible assets, fixed assets, capitalized software, and operating lease right-of-use assets. These assets are subject to fair value adjustments in certain circumstances, such as when the net book value of an asset exceeds its fair value, resulting in an impairment charge.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The Term Loan (as defined in Note 8, Debt Obligations) is carried at amortized cost; however, the Company estimates the fair value of the Term Loan for disclosure purposes. The fair value of the Term Loan is determined based on quoted prices that are observable in the marketplace and is classified as a Level 2 measurement. See Note 8, Debt Obligations.
The following table sets forth the carrying amount and fair value of the Term Loan:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$261,197	$265,606	$260,446	$264,353

Note 5     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of the Company's goodwill for the three months ended March 31, 2025 and the year ended December 31, 2024.

(in thousands)	Thryv SaaS	Thryv Marketing Services	Total
Balance as of December 31, 2023	$218,884	$83,516	$302,400
Keap Acquisition (1)	34,434	—	34,434
Impairments	—	(83,094)	(83,094)
Effects of foreign currency translation	—	(422)	(422)
Balance as of December 31, 2024	$253,318	$—	$253,318
Measurement period adjustments to Keap Acquisition (2)	491	—	491
Balance as of March 31, 2025	$253,809	$—	$253,809
(1)    Keap was included in the Thryv SaaS reporting unit.
(2)    Goodwill increased during the three months ended March 31, 2025 in connection with a measurement period adjustment for the Keap Acquisition. See Note 2, Acquisitions.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$819,525	$(793,429)	$26,096	7.3
Trademarks and domain names	228,206	(222,454)	5,752	7.2
Covenants not to compete	5,221	(5,113)	108	0.4
Total intangible assets	$1,052,952	$(1,020,996)	$31,956	7.3

	As of December 31, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$818,781	$(790,891)	$27,890	7.4
Trademarks and domain names	228,021	(221,936)	6,085	7.4
Covenants not to compete	5,221	(4,937)	284	0.5
Total intangible assets	$1,052,023	$(1,017,764)	$34,259	7.4

Amortization expense for intangible assets for the three months ended March 31, 2025 was $2.3 million. Amortization expense for intangible assets for the three months ended March 31, 2024 was $5.4 million.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2025 (remaining)	$5,990
2026	5,935
2027	4,584
2028	4,223
2029	3,762
Thereafter	7,462
Total	$31,956

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses as of March 31, 2025 and 2024:

(in thousands)	2025	2024
Balance as of January 1	$13,080	$14,961
Additions (1)	3,770	5,970
Deductions (2)	(3,673)	(3,063)
Balance as of March 31 (3)	$13,177	$17,868

(1)    For the three months ended March 31, 2025 and 2024, the Company recorded a provision for credit losses of $3.8 million and $6.0 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive income.

(2)    For the three months ended March 31, 2025 and 2024, the deductions represent amounts written off as uncollectible, net of recoveries.

(3)    As of March 31, 2025, $13.1 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of March 31, 2024, $17.8 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Accrued salaries and related expenses	$38,571	$52,144
Accrued expenses	38,676	38,513
Accrued taxes	3,581	4,805
Accrued liabilities	$80,828	$95,462

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of March 31, 2025 and December 31, 2024:

(in thousands)	Maturity	Interest Rate		March 31, 2025	December 31, 2024
Term Loan	May 1, 2029	SOFR +	6.75%	$271,250	$271,250
ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	37,790	23,891
Unamortized original issue discount and debt issuance costs				(10,053)	(10,804)
Total debt obligations				$298,987	$284,337
Current portion of Term Loan				(26,250)	(13,125)
Total long-term debt obligations				$272,737	$271,212

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of March 31, 2025, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As a result of $26.2 million of prepayments made through March 31, 2025, the Company's mandatory amortization payments for the next 12 months total $26.3 million.

The Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

The net proceeds from the Term Loan of $337.5 million (net of original issue discount costs of $6.3 million and third-party fees of $6.2 million) were used to repay the remaining $300.0 million outstanding principal balance of the Prior Term Loan, accrued interest of $3.8 million, and third-party fees of $0.6 million. The Company accounted for this transaction as a modification for lenders that were party to both the Prior Term Loan and Term Loan. The debt of the new lenders that were party to the Term Loan are new issuances, while the other lenders that were party to only the Prior Term Loan were accounted for as an extinguishment.

Accordingly, total third-party fees paid were $6.2 million, of which $2.0 million was immediately charged to General and administrative expense on the Company's consolidated statement of operations and comprehensive income. The remaining third-party fees of $4.2 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the Term Loan, using the effective interest method. Additionally, there were unamortized debt issuance costs which include third-party fees and original issue discount costs of $7.8 million on the Prior Term Loan, of which $5.4 million was written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive income. The remaining unamortized debt issuance costs of $2.4 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the Term Loan, using the effective interest method.

The Company has recorded accrued interest of $0.4 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

Term Loan Covenants

The Term Loan Facility contains certain covenants that, subject to exceptions, limit or restrict the Company’s ability to, among others, incur additional indebtedness, guarantees and liens; make investments, loans and advances; dispose of assets and make sale-leaseback transactions; enter into swap agreements; make payments of dividends and other distributions; make payments in respect of certain indebtedness; enter into certain affiliate transactions and restrictive amendments to certain agreements; change its lines of business; amend certain material documents; consummate certain mergers, consolidations and liquidations; and use the proceeds of the term loans.

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the Term Loan, which shall not be 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the Term Loan), which shall not be less than the quarterly thresholds set forth in the Term Loan Agreement as of the last day of each fiscal quarter. As of March 31, 2025, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On May 1, 2024, the Company entered into a new Credit Agreement (the “ABL Credit Agreement”), which established a new $85.0 million asset-based revolving loan facility (the “ABL Facility”). The ABL Facility refinanced the Company’s previous asset-based revolving loan facility (the “Prior ABL Facility”). Proceeds of the ABL Facility may be used by the Company for ongoing general corporate purposes and working capital.

The ABL Facility matures on May 1, 2028 and borrowings under the ABL Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum, depending on the average excess availability under the ABL Facility, equal to (i) 2.50% to 2.75% (for SOFR loans) and (ii) 1.50% to 1.75% (for base rate loans). The fee for undrawn commitments under the ABL Facility is equal to 0.375% per annum.

The Company accounted for this transaction as an extinguishment of the Prior ABL Facility. Total third-party fees and lender fees of $1.3 million associated with the ABL Facility, were deferred as debt issuance costs and will be amortized as interest expense, over the term of the ABL Facility. Additionally, the unamortized debt issuance costs associated with the Prior ABL Facility of $1.2 million, were written off and recorded as a loss on early extinguishment of debt on the Company's consolidated statement of operations and comprehensive (loss) income.

As of March 31, 2025 and December 31, 2024, the Company had debt issuance costs with a remaining balance of $1.0 million and $1.1 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of March 31, 2025, the Company had borrowing base availability of $26.4 million. As a result of certain restrictions in the Company's debt agreements, as of March 31, 2025, approximately $18.1 million was available to be drawn upon under the ABL Facility.

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

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of March 31, 2025, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest cost	$4,732	$4,824
Expected return on assets	(3,964)	(3,243)
Net periodic pension cost	$768	$1,581

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

During the three months ended March 31, 2025, the Company made no contributions to the qualified plans and contributions and associated payments of $0.1 million to the non-qualified plans. During the three months ended March 31, 2024, the Company made no cash contributions to the qualified plans, and contributions and associated payments of $0.1 million to the non-qualified plans.

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

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense recognized by the Company in the following line items in the Company's consolidated statements of operations and comprehensive (loss) income during the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of services	$153	$173
Sales and marketing	2,276	1,027
General and administrative	5,308	4,089
Stock-based compensation expense	$7,737	$5,289

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
RSUs	$2,983	$3,397
PSUs	4,516	1,496
Stock options	—	147
ESPP	238	249
Stock-based compensation expense	$7,737	$5,289

Restricted Stock Units

The following table sets forth the Company's restricted stock unit (“RSU”) activity during the three months ended March 31, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2024	1,187,426	$19.42
Granted	915,623	14.96
Vested	(499,181)	20.35
Forfeited	(87,374)	17.36
Nonvested balance as of March 31, 2025	1,516,494	$16.21

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

As of March 31, 2025, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $21.7 million and is expected to be recognized over a weighted-average period of 2.21 years.

During the three months ended March 31, 2025, the Company issued an aggregate of 499,389 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table sets forth the Company's performance-based restricted stock unit (“PSU”) activity during the three months ended March 31, 2025:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2024	1,350,358	$22.01
Granted	601,602	15.22
Vested	(407,117)	25.88
Forfeited	(58,277)	14.41
Nonvested balance as of March 31, 2025	1,486,566	$16.11

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures or market conditions over a three-year performance period, relative to certain performance and market conditions. The grant date fair value of PSUs that vest relative to a performance condition is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant date fair value of PSUs that vest relative to a market condition is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of March 31, 2025, the nonvested balance of PSUs that vest based on performance and market conditions were 594,634 and 891,932 shares, respectively.

As of March 31, 2025, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $17.5 million and is expected to be recognized over a weighted-average period of 1.89 years.

During the three months ended March 31, 2025, the Company issued an aggregate of 165,455 shares of common stock to employees and non-employee directors upon the vesting of PSUs previously granted under the 2020 Plan.

Stock Options

As of March 31, 2025, there was no unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options, as all granted stock options were fully vested on October 15, 2024.

During the three months ended March 31, 2025, the Company issued an aggregate of 274,493 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

During the three months ended March 31, 2024, the Company issued an aggregate of 270,943 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the three months ended March 31, 2025 and 2024, the Company issued no shares through the Employee Stock Purchase Plan (“ESPP”).

Share Repurchase Program

On April 30, 2024, the Board authorized a new share repurchase program (the “Share Repurchase Program”), under which the Company may repurchase up to $40 million in shares of common stock through April 30, 2029. The repurchase program is subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s Term Loan and ABL Credit Agreement. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

As of March 31, 2025, the Company had repurchased approximately $0.5 million, or 26,495 shares, of the Company's outstanding common stock under the Share Repurchase program and $39.5 million remains available for share repurchases. The acquired shares were recorded as Treasury stock upon repurchase.

Note 11     Earnings per Share

The following table sets forth the calculation of the Company's basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Basic net (loss) income per share:
Net (loss) income	$(9,618)	$8,424
Weighted-average common shares outstanding during the period	43,412,366	35,186,121
Basic net (loss) income per share	$(0.22)	$0.24

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Diluted net (loss) income per share:
Net (loss) income	$(9,618)	$8,424
Weighted-average basic shares outstanding during the period	43,412,366	35,186,121
Plus: Common stock equivalents associated with stock-based compensation	—	2,799,664
Weighted-average diluted shares outstanding	43,412,366	37,985,785
Diluted net (loss) income per share	$(0.22)	$0.22
The computation of weighted-average diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Outstanding RSUs	1,516,494	139,664
Outstanding PSUs	1,607,551	96,515
Outstanding stock options	2,430,369	—
Outstanding ESPP shares	108,062	42,764

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 23.0% for the three months ended March 31, 2025 and 39.0% for the three months ended March 31, 2024. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

As of March 31, 2025 and December 31, 2024, the amount of unrecognized tax benefits was $18.8 million and $18.1 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of March 31, 2025 and December 31, 2024, the Company had $11.9 million and $11.3 million, respectively, recorded for interest on the Company's consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $15.6 million within the next 12 months, affecting the Company’s ETR if realized. See Note 13, Contingent Liabilities.

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

Section 199 and Research and Development Tax Case

Section 199 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), provided for deductions for manufacturing performed in the U.S. The Internal Revenue Service (“IRS”) took the position that directory providers were not entitled to claim the deductions because printing vendors had already claimed the deductions. The Tax Code also grants tax credits related to research and development expenditures. The IRS also took the position that the expenditures had not been sufficiently documented to be eligible for the tax credit. The Company disagreed with the IRS's positions.

The IRS challenged the Company's tax return position on both the Section 199 deduction and the tax credits. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court challenging the IRS, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. Several appeals conferences were held. The Company settled their claim for a Section 199 deduction on favorable terms. The Company and the IRS also reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS allowed more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company also filed a petition in the U.S. Tax Court to challenge the IRS denial of its Section 199 deductions.

As of March 31, 2025 and December 31, 2024, the Company has reserved $28.8 million and $28.3 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance.

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the IRC Section 199 tax case. Once finalized, the Draft Settlement will result in a decrease in the unrecognized tax benefit recorded for this tax position. During the year ended December 31, 2024, the Company recorded a measurement adjustment to the uncertain tax position liability to account for the new information received from the Draft Settlement. The settlement was finalized, and with respect to the YP LLC partnership the court entered its final decision on October 22, 2024, reflecting the parties' settlement. With respect to the litigation regarding the Print Media, LLC partnership, the Company successfully applied the terms of the IRS settlement for the YP LLC partnership to the dispute regarding the Print Media LLC partnership. On March 10, 2025, the parties filed a Proposed Stipulated Decision with the court reflecting their agreement. The parties are awaiting the court to enter its final decision in that case.

Note 14     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the three months ended March 31, 2025 and 2024:

	Accumulated Other Comprehensive Loss
(in thousands)	2025	2024
Beginning balance at January 1,	$(14,941)	$(15,191)
Foreign currency translation adjustment, net of tax expense of $0.0 million and $0.1 million, respectively	(187)	(265)
Ending balance at March 31,	$(15,128)	$(15,456)

Note 15     Segment Information
The Company's chief operating decision maker (“CODM”) is the chief executive officer. The CODM monitors actual versus forecast results for segment adjusted EBITDA on a monthly basis to assess the performance of each segment and make decisions about allocating resources to each segment.
The Company manages its operations using two operating segments, which are also its reportable segments: (1) Thryv SaaS and (2) Thryv Marketing Services.
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

	Three Months Ended March 31, 2025
(in thousands)	Thryv SaaS	Thryv Marketing Services	Total
Segment revenue	$111,129	$70,242	$181,371
Less:
Segment cost of services	29,676	28,028	57,704
Segment sales and marketing	45,800	17,470	63,270
Segment general and administrative	24,838	14,658	39,496
Segment Adjusted EBITDA	$10,815	$10,086	$20,901

	Three Months Ended March 31, 2024
(in thousands)	Thryv SaaS	Thryv Marketing Services	Total
Segment revenue	$74,322	$159,302	$233,624
Less:
Segment cost of services	23,464	50,570	74,034
Segment sales and marketing	35,031	28,918	63,949
Segment general and administrative	12,392	29,135	41,527
Segment Adjusted EBITDA	$3,435	$50,679	$54,114

A reconciliation of the Company’s (Loss) income before income tax benefit (expense) to total Segment Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
(Loss) income before income tax benefit (expense)	$(12,483)	$13,821
Interest expense	9,073	13,359
Depreciation and amortization expense	11,516	14,553
Stock-based compensation expense	7,737	5,289
Restructuring and integration expenses	4,682	5,265
Other components of net periodic pension cost	768	1,581
Other	(392)	246
Total Segment Adjusted EBITDA	$20,901	$54,114
The following table sets forth the Company's disaggregation of Revenue based on services for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Thryv SaaS	$111,129	$74,322
Thryv Marketing Services
Print	37,711	84,636
Digital	32,531	74,666
Total Thryv Marketing Services	70,242	159,302
Revenue	$181,371	$233,624
Revenue by geography is based on the location of the customer. The following table sets forth the Company's disaggregation of Revenue based on geographic region for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$146,113	$196,440
International	35,258	37,184
Revenue	$181,371	$233,624
Revenue from customers located in Australia that was attributed to the International region was approximately 15.8% and 14.3% of total revenue for the three months ended March 31, 2025 and 2024, respectively. No other individual country from the International region contributed more than 10% of total revenue for the three months ended March 31, 2025 and 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” in our 2024 Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, particularly Part II, Item 1A. "Risk Factors," and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

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

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2025, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

We serve approximately 280,000 SMB clients globally through two business segments: Thryv SaaS and Thryv Marketing Services.

Thryv SaaS. Our Thryv SaaS segment generated $111.1 million and $74.3 million of consolidated revenues for the three months ended March 31, 2025 and 2024, respectively. Our primary SaaS offerings are comprised of Thryv®, our flagship all-in-one small business management platform, which includes Command Center, Business Center, Marketing Center, ThryvPay®, Thryv Add-Ons, and Keap Automations (collectively referred to as our “Thryv Platform”). Thryv Command Center enables SMBs to centralize all their internal and external communications through a modular, easily expandable, and customizable platform. Command Center allows an SMB to perform the following tasks to provide a centralized inbox for all customer communication:

•connect their pre-existing email, Facebook and Instagram accounts;
•install Command Center’s WebChat client on their website; and
•use Voice over Internet Protocol in-platform telephony services, Short Message Service and video calls.

Thryv Business Center is designed to allow an SMB everything necessary to streamline day-to-day business operations, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management. Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, AI driven analytics and lead attribution, helping them understand what marketing is working for them. ThryvPay®, is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include AI-assisted website development, search engine optimization tools, Google Business Profile optimization, Hub by ThryvSM, and Thryv Leads. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth. Keap Automations is Thryv's sales and marketing automation engine that helps SMBs efficiently grow, allowing automation of repetitive tasks, campaigns, processes, and tools.

Thryv Marketing Services

Our Thryv Marketing Services segment provides both print and digital solutions and generated $70.2 million and $159.3 million of consolidated revenues for the three months ended March 31, 2025 and 2024, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“Print”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization tools (collectively referred to as “Digital”). Our Thryv Marketing Services segment includes Thryv Australia Pty Ltd (“Thryv Australia”), and Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company. Thryv Australia and Yellow serve approximately 75,000 and 15,000 Marketing Services SMBs, respectively, many of which we believe are ideal candidates for the Thryv Platform. During the third quarter of 2024, we made a strategic decision to terminate our Marketing Services solutions by the end of 2028.

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

Transition of Digital Marketing Services Clients to the Thryv Platform

During the fourth quarter of 2023, we made a strategic decision to accelerate the transition of clients with digital Marketing Services solutions to our Thryv Platform by converting clients with certain Marketing Services products to the Thryv Platform outside of the sales process at no additional base cost to these clients at the time of upgrade. During the trailing twelve months ended March 31, 2025, we converted approximately 44,000 clients from our digital Marketing Services to our Thryv Platform, generating a $11.3 million increase in SaaS revenue during the three months ended March 31, 2025. As of March 31, 2025, approximately 34,000 of these clients remained as active SaaS clients.

The conversion of these clients decreases the number of clients in and the revenue of the Thryv Marketing Services segment and increases the number of clients in and the revenue of the Thryv SaaS segment. While we believe these clients are receiving a valuable upgrade to our Thryv Platform and will be more likely to subscribe for additional features of the Thryv Platform in the future, the conversion of these clients outside of the sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During 2024 and 2025, the churn of clients converted from our digital Marketing Services solutions was in line with the churn from the other clients in our SaaS segment. The conversion of clients to our Thryv Platform at no additional base cost resulted in a decrease to our SaaS monthly ARPU.

Macroeconomic Factors

Macroeconomic factors in the U.S. and the global economy, such as recently proposed tariffs, retaliatory tariffs, concerns regarding a trade war or recession and inflation could negatively impact the businesses of our SMB customers and could reduce their demand for our offerings. To date, we do not believe that demand for our offerings has been negatively impacted by these factors.

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

	As of March 31,
(in thousands)	2025	2024
Clients
Marketing Services (1)	219	295
SaaS (2)	111	70
Total (3)	281	328
(1)     Clients that purchase one or more of our Marketing Services solutions are included in this metric. These clients may or may not also purchase subscriptions to our SaaS offerings.
(2)     Clients that purchase subscriptions to our SaaS offerings are included in this metric, as well as clients converted from our digital Marketing Services solutions to our SaaS offerings. These clients may or may not also purchase one or more of our Marketing Services solutions.
(3)     Total clients is less than the sum of the Marketing Services and SaaS, since clients that purchase both Marketing Services and SaaS products are counted in each category, but only counted once in the Total.
Marketing Services clients decreased by 76 thousand, or 26%, as of March 31, 2025 as compared to March 31, 2024. This decrease was related to the secular decline in the print media industry and significant competition in the digital media space, from focusing on offering our SaaS solutions to our current Marketing Services clients, and from our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS offerings.
SaaS clients increased by 41 thousand, or 59%, as of March 31, 2025 as compared to March 31, 2024, primarily due to the conversion of clients from digital Marketing Services solutions to the Thryv Platform during 2024 and continued into 2025. In addition, during the fourth quarter of 2024, we added 15 thousand clients from the Keap Acquisition.
Total clients decreased by 47 thousand, or 14%, as of March 31, 2025 as compared to March 31, 2024. The primary driver of this decrease was the secular decline in the print media business combined with increasing competition in the digital media and SaaS space, partially offset by an increase in SaaS clients.
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

	Three Months Ended March 31,
	2025	2024
ARPU (Monthly)
Marketing Services	$111	$145
SaaS	335	369

Monthly ARPU for Marketing Services decreased by $34, or 23%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to larger digital media audiences, and our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS offerings.

Monthly ARPU for SaaS decreased by $34, or 9%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in SaaS ARPU during the three months ended March 31, 2025 primarily resulted from our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to our SaaS offerings at no additional base cost to the client at the time of upgrade. The sale of our other SaaS offerings to new and existing SaaS clients offset a portion of the SaaS decline.

Seasoned Net Revenue Retention for SaaS

We believe that Seasoned Net Revenue Retention (“Seasoned NRR”) is an indicator of our ability to retain and expand revenue for established clients that have had one or more SaaS offerings for at least a year. Seasoned NRR is calculated by dividing the revenue of all SaaS clients as of the last month of the year or quarter, as applicable, by the same clients' revenue one year ago (the “beginning period”), excluding clients acquired over the 12 months subsequent to the beginning period, including clients acquired in the Keap Acquisition.

	Three Months Ended March 31,
	2025	2024
Seasoned NRR	103%	94%

Seasoned NRR increased by 900 basis points from 94% for the three months ended March 31, 2024 to 103% for the three months ended March 31, 2025. The increase in Seasoned NRR during the three months ended March 31, 2025 resulted from selling additional SaaS products to existing SaaS clients, a price increase for SaaS clients in the third quarter of 2024, and our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to our SaaS offerings that included instances where Marketing Services clients already had at least one of our SaaS offerings and SaaS revenue increased for those clients.

Key Components of Our Results of Operations
Revenue
We generate revenue from our two business segments: Thryv SaaS and Thryv Marketing Services. Our primary source of revenue in our Thryv SaaS segment is our SaaS solutions. Our primary sources of revenue in our Thryv Marketing Services segment are Print and Digital services.
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

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension cost, and other expense, which primarily includes foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended March 31,
	2025 (1)		2024
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$181,371	100%	$233,624	100%
Cost of services	62,083	34.2%	79,983	34.2%
Gross profit	119,288	65.8%	153,641	65.8%

Operating expenses:
Sales and marketing	70,051	38.6%	70,091	30.0%
General and administrative	52,271	28.8%	52,416	22.4%
Total operating expenses	122,322	67.4%	122,507	52.4%

Operating (loss) income	(3,034)	1.7%	31,134	13.3%

Other income (expense):
Interest expense	(9,073)	5.0%	(13,359)	5.7%
Other components of net periodic pension cost	(768)	0.4%	(1,581)	0.7%
Other income (expense)	392	0.2%	(2,373)	1.0%
(Loss) income before income tax benefit (expense)	(12,483)	6.9%	13,821	5.9%
Income tax benefit (expense)	2,865	1.6%	(5,397)	2.3%
Net (loss) income	$(9,618)	5.3%	$8,424	3.6%
Other financial data:
Adjusted EBITDA(2)	$20,901	11.5%	$54,114	23.2%
Adjusted Gross Profit(3)	$123,667		$159,590
Adjusted Gross Margin(4)	68.2%		68.3%

(1)    Consolidated results of operations includes Keap's results of operations subsequent to the October 31, 2024 acquisition date.
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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
(in thousands of $)	(unaudited)
Thryv SaaS	$111,129	$74,322	$36,807	49.5%
Thryv Marketing Services	70,242	159,302	(89,060)	(55.9)%
Revenue	$181,371	$233,624	$(52,253)	(22.4)%
Revenue decreased by $52.3 million, or 22.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was driven by a decrease in Thryv Marketing Services revenue of $89.1 million, partially offset by an increase in Thryv SaaS revenue of $36.8 million.
Thryv SaaS Revenue
Thryv SaaS revenue increased by $36.8 million, or 49.5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS offerings. Clients converted from digital Marketing Services solutions during the trailing twelve months resulted in an $11.3 million increase in SaaS revenue for the three months ended March 31, 2025. SaaS revenue also increased $6.6 million as a result of increased demand for our Thryv SaaS solutions as SMBs accelerate their move away from manual processes and towards cloud platforms to more efficiently manage and grow their businesses, and by our success in re-focusing our go-to-market and onboarding strategy to target higher value clients. Finally, Keap contributed $18.9 million of SaaS revenue during the three months ended March 31, 2025.
Thryv Marketing Services Revenue
Thryv Marketing Services revenue decreased by $89.1 million, or 55.9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Print revenue decreased by $46.9 million, or 55.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease in Print revenue was primarily driven by the impact of publication timing differences of our U.S. directories, as a result of our Print agreements having greater than 12-month terms, as well as the continued secular decline in U.S. and international industry demand for Print services.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 24 months for U.S. directories in 2025. During the fourth quarter of 2024, we began to transition from 18-month publication cycles to 24-month publication cycles for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. Due to publication timing differences, the Company recognized revenue for fewer published directories during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
On a publication-by-publication basis, the increase in average publication cycles from 18 months to 24 months results in an average revenue increase of 18% per published directory compared to the last time the directory was published. However, when adjusting the published directory’s revenue on a monthly basis, that is the published directory’s revenue divided by the number of months of the published lifecycle, the average revenue per published directory decreased by 37% compared to the last time the directory was published. The net impact on revenue per published directory was a 19% decline for the directories published during the three months ended March 31, 2025. This net decline per directory was the result of the secular decline in industry demand for Print services.
Digital revenue decreased by $42.1 million, or 56.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS offerings. For the three months ended March 31, 2025, clients converted to SaaS offerings during the trailing twelve months reduced Marketing Services revenue by $11.3 million. However, this resulted in the growth of SaaS revenue as highlighted above in the Thryv SaaS Revenue section. Digital revenue has further decreased due to a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. For the year ended March 31, 2025, the continued trending decline and significant competition resulted in a $30.8 million decrease in digital revenue.

Cost of Services

Cost of services decreased by $17.9 million, or 22.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution, digital and fulfillment costs by $14.5 million, contract services expense by $1.1 million and employee-related expenses by $0.9 million. Additionally, depreciation and amortization expense decreased by $1.6 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $34.4 million, or 22.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of decline in revenue and strategic cost saving initiatives.

Our gross margin remained flat at 65.8% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross margin from our SaaS segment increased to 70.9% for the three months ended March 31, 2025, compared to 66.1% for the three months ended March 31, 2024. This increase was offset by a decrease in gross margin from our Marketing Services segment. Gross margin from our Marketing Services segment decreased to 57.7% for the three months ended March 31, 2025, compared to 65.6% for the three months ended March 31, 2024. SaaS gross margin increased as a result of an increase in revenue and strategic cost savings initiatives. Marketing Services gross margin decreased as a result of a decrease in revenue. Further, the decrease in Marketing Services cost of services did not proportionately decrease with the decline in revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by less than $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by a decrease in sales commissions of $2.8 million and a decrease in depreciation and amortization expense of $0.7 million due to the accelerated amortization method used by the Company. These decreases were offset by an increase in stock-based compensation expense of $1.2 million, an increase in marketing and advertising expenses of $0.9 million, an increase in employee-related expenses of $0.5 million, and an increase in software expense of $0.5 million.

General and Administrative

General and administrative expense decreased by $0.1 million, or 0.3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in bad debt expense of $2.2 million, a decrease in severance expense of $1.2 million, and a decrease in depreciation and amortization expense of $0.8 million due to the accelerated amortization method used by the Company. These decreases were offset by the absence of a $3.2 million gain on disposal of certain intangible assets recorded during the three months ended March 31, 2024, and an increase in stock-based compensation expense of $1.2 million.

Other Income (Expense)

Interest Expense

Interest expense decreased by $4.3 million, or 32.1%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven primarily by lower outstanding debt balances.

Other Components of Net Periodic Pension Cost

Other components of net periodic pension cost decreased by $0.8 million for the three months ended March 31, 2025. This decrease was primarily due to an increase in expected return on assets of $0.7 million.

Other Income (Expense)

Other income (expense) increased by $2.8 million for the three months ended March 31, 2025. This increase was primarily due to an increase in foreign-currency related gain of $0.4 million during the three months ended March 31, 2025 compared to a foreign-currency related loss of $2.4 million during the three months ended March 31, 2024.

Income Tax Benefit (Expense)
The Company's effective tax rate (“ETR”) was 23.0% and 39.0% for the three months ended March 31, 2025 and 2024, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA decreased by $33.2 million, or 61.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in Adjusted EBITDA was primarily driven by the decrease in sales of our Marketing Services products. This was partially offset by increased sales of our higher margin SaaS solutions in our Thryv SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net (loss) income plus Interest expense, Income tax expense, Depreciation and amortization expense, Restructuring and integration expenses, Stock-based compensation expense, and non-operating expenses, such as, Other components of net periodic pension cost, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net (loss) income as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and Stock-based compensation expense.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net (loss) income:

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of Adjusted EBITDA
Net (loss) income	$(9,618)	$8,424
Interest expense	9,073	13,359
Depreciation and amortization expense	11,516	14,553
Stock-based compensation expense (1)	7,737	5,289
Restructuring and integration expenses (2)	4,682	5,265
Income tax benefit (expense)	(2,865)	5,397
Other components of net periodic pension cost (3)	768	1,581
Other (4)	(392)	246
Adjusted EBITDA	$20,901	$54,114
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 10, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(2)See the table below for detail of Restructuring and integration expenses for the three months ended March 31, 2025 and 2024.
(3)Other components of net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. The most significant component of Other components of net periodic pension cost relates to periodic mark-to-market pension remeasurement.
(4)Other primarily includes foreign exchange-related (income) expense.

The following is a reconciliation of Restructuring and integration expenses that are included in the Adjusted EBITDA to Net (loss) income reconciliation above:

(in thousands)	Three Months Ended March 31,
Reconciliation of Restructuring and integration expenses	2025	2024
Abandoned facility costs (a)	$1,136	$973
Severance charges (b)	1,904	3,056
Post-acquisition and integration expenses (c)	1,036	919
Tax, accounting, and legal fees (d)	606	317
Total Restructuring and integration expenses	$4,682	$5,265
(a)Represents expenses related to maintenance, utilities, and general upkeep at the Company’s leased buildings. During the COVID-19 pandemic, the Company decided to operate in a Remote First working environment. Because we did not terminate existing lease agreements at any of our facilities, we continue to incur these costs until the lease agreements end. The most significant lease agreements are for our Corporate headquarters, which ends on December 31, 2025 and will not be renewed, and the Keap headquarters, which ends on December 31, 2026 and will not be renewed.
(b)We incur severance charges related to certain reduction in force actions taken by our management. These reduction in force actions are designed to streamline the Company’s operations and drive lower operating expenses as we continue to shift from our Marketing Services activities and drive continued focus on our SaaS business. All of the severance charges incurred during the three months ended March 31, 2025 and 2024 related to our legacy Marketing Services employees and our shift from Marketing Services activities.
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

The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross Margin:

	Three Months Ended March 31, 2025
(in thousands)	Thryv SaaS	Thryv Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$78,770	$40,518	$119,288
Plus:
Depreciation and amortization expense	2,598	1,627	4,225
Stock-based compensation expense	84	70	154
Adjusted Gross Profit	$81,452	$42,215	$123,667
Gross Margin	70.9%	57.7%	65.8%
Adjusted Gross Margin	73.3%	60.1%	68.2%

	Three Months Ended March 31, 2024
(in thousands)	Thryv SaaS	Thryv Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$49,095	$104,546	$153,641
Plus:
Depreciation and amortization expense	1,704	4,072	5,776
Stock-based compensation expense	60	113	173
Adjusted Gross Profit	$50,859	$108,731	$159,590
Gross Margin	66.1%	65.6%	65.8%
Adjusted Gross Margin	68.4%	68.3%	68.3%

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
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,		$
	2025	2024	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$(10,481)	$5,438	$(15,919)
Investing activities	(7,228)	(7,278)	50
Financing activities	12,279	(1,558)	13,837
Effect of exchange rate changes on cash, cash equivalents and restricted cash	124	(723)	847
(Decrease) in cash, cash equivalents and restricted cash	$(5,306)	$(4,121)	$(1,185)

Cash Flows from Operating Activities

Net cash used in operating activities increased by $15.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an overall decline in our sales as well as changes in working capital, particularly accounts payable and accrued liabilities, and accounts receivable, which were primarily impacted by the timing of payments and collections. These decreases were partially offset by a $3.7 million decrease in interest payments and a $0.7 million decrease in income tax payments.

Cash Flows from Investing Activities

Net cash used in investing activities was largely unchanged for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Cash Flows from Financing Activities

Net cash from financing activities increased by $13.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was related to a $7.0 million increase in net proceeds on the Company's ABL Facility and a $9.4 million decrease in payments made on the Company's Term Loan. The Company made no payments on the Company's Term Loan during the three months ended March 31, 2025 as a result of prepayments made during the prior year. During the three months ended March 31, 2024, the Company made $9.4 million of payments on the Company's prior Term Loan.

Debt

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of March 31, 2025, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As a result of $26.2 million of prepayments made through March 31, 2025, the Company's mandatory amortization payments for the next 12 months total $26.3 million.

ABL Facility

On May 1, 2024, the Company entered into a new Credit Agreement (the “ABL Credit Agreement”), which established a new $85.0 million asset-based revolving loan facility (the “ABL Facility”). The ABL Facility refinanced the Company’s previous asset-based revolving loan facility (the “Prior ABL Facility”). Proceeds of the ABL Facility may be used by the Company for ongoing general corporate purposes and working capital.

The ABL Facility matures on May 1, 2028 and borrowings under the ABL Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, SOFR or base rate, in each case, plus an applicable margin per annum, depending on the average excess availability under the ABL Facility, equal to (i) 2.50% to 2.75% (for SOFR loans) and (ii) 1.50% to 1.75% (for base rate loans). The fee for undrawn commitments under the ABL Facility is equal to 0.375% per annum.

As of March 31, 2025, the Company had borrowing base availability of $26.4 million. As a result of certain restrictions in the Company's debt agreements, as of March 31, 2025, approximately $18.1 million was available to be drawn upon under the ABL Facility.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of March 31, 2025. We had total recorded debt outstanding of $299.0 million (net of $10.1 million of unamortized original issue discount (“OID”) and debt issuance cost) at March 31, 2025, which was comprised of amounts outstanding under the Term Loan of $271.3 million and ABL Facility of $37.8 million.

Share Repurchase Program

On April 30, 2024, the Board authorized a new share repurchase program (the “Share Repurchase Program”), under which the Company may repurchase up to $40 million in shares of common stock through April 30, 2029. The repurchase program is subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s Term Loan and ABL Credit Agreement. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

As of March 31, 2025, the Company had repurchased approximately $0.5 million, or 26,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $39.5 million remains available for share repurchases. The acquired shares were recorded as Treasury stock upon repurchase.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2024 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2025, we had total recorded debt outstanding of $299.0 million (net of $10.1 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $271.3 million and ABL Facility of $37.8 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $3.1 million annually, based on the debt outstanding at March 31, 2025.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recently, the U.S. government has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other countries and types of foreign goods. In addition, in response to these tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Any such current and future tariff increases, expanding the scope of tariffs to capture other countries and types of foreign goods, other changes in U.S. trade policy or the imposition of retaliatory tariffs may adversely affect the businesses of our current and prospective clients, which could reduce demand for our offerings. Furthermore, political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, which could also reduce demand for our offerings.

Any of these events could have a material adverse effect on our business, financial condition and results of operations, and spending levels for our offerings may not increase following any recovery.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended March 31, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"), was as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Sold

John Wholey	Executive Vice President and Chief Operations Officer	Adoption	March 19, 2025	February 27, 2026	130,500

Except as noted above, none of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended March 31, 2025.

Item 6.     Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

May 1, 2025	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 1, 2025	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)