Form 10-Q
period 2025-06-30
Thryv Holdings, Inc.
filed 2025-07-30
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR

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
Yes ☐ No ☒

As of July 28, 2025, there were 43,936,290 shares of the registrant's common stock outstanding.

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
•our ability to complete acquisitions and the successful integration of such acquisitions, including our acquisition of Infusion Software, Inc. d/b/a Keap (“Keap” and the acquisition of Keap, the “Keap Acquisition”), and any failure of an acquired business to achieve its plans and objectives or realize any expected benefit from any such acquisition;
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$210,470	$224,084	$391,841	$457,708
Cost of services	63,850	75,496	125,933	155,479
Gross profit	146,620	148,588	265,908	302,229

Operating expenses:
Sales and marketing	64,724	65,409	134,775	135,500
General and administrative	52,356	51,841	104,627	104,257
Total operating expenses	117,080	117,250	239,402	239,757

Operating income	29,540	31,338	26,506	62,472
Other income (expense):
Interest expense	(5,981)	(10,001)	(12,048)	(23,360)
Interest expense, related party	(2,971)	(2,174)	(5,977)	(2,174)
Other components of net periodic pension cost	(778)	(1,581)	(1,546)	(3,162)
Other income (expense)	2,557	(5,416)	2,949	(7,789)
Income before income tax expense	22,367	12,166	9,884	25,987
Income tax expense	(8,436)	(6,618)	(5,571)	(12,015)
Net income	$13,931	$5,548	$4,313	$13,972
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(72)	67	(259)	(198)
Comprehensive income	$13,859	$5,615	$4,054	$13,774

Net income per common share:
Basic	$0.32	$0.15	$0.10	$0.39
Diluted	$0.31	$0.15	$0.10	$0.37

Weighted-average shares used in computing basic and diluted net income per common share:
Basic	43,744,144	36,004,324	43,579,171	35,818,549
Diluted	44,303,331	37,631,825	44,586,162	38,032,132
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$10,838	$16,311
Accounts receivable, net of allowance of $13,646 in 2025 and $13,051 in 2024	133,658	161,620
Contract assets, net of allowance of $47 in 2025 and $29 in 2024	2,665	2,127
Taxes receivable	7,136	6,218
Prepaid expenses	21,716	13,923
Deferred costs	10,772	8,402
Other current assets	2,282	2,119
Total current assets	189,067	210,720
Fixed assets and capitalized software, net	41,863	44,478
Goodwill	253,809	253,318
Intangible assets, net	29,804	34,259
Deferred tax assets	141,502	143,495
Other assets	31,659	25,895
Total assets	$687,704	$712,165

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,926	$13,011
Accrued liabilities	85,612	95,462
Current portion of unrecognized tax benefits	27,224	26,196
Contract liabilities	27,060	40,315
Current portion of Term Loan	5,250	7,875
Current portion of Term Loan, related party	3,500	5,250
Other current liabilities	5,326	8,151
Total current liabilities	157,898	196,260
Term Loan, net	134,862	146,885
Term Loan, net, related party	92,075	100,436
ABL Facility	39,916	23,891
Pension obligations, net	39,258	38,014
Other liabilities	8,811	9,759
Total long-term liabilities	314,922	318,985
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 71,703,175 shares issued and 43,926,392 shares outstanding at June 30, 2025; and 70,556,740 shares issued and 43,033,960 shares outstanding at December 31, 2024	717	706
Additional paid-in capital	1,290,326	1,272,476
Treasury stock - 27,776,783 shares at June 30, 2025 and 27,522,780 shares at December 31, 2024	(492,854)	(488,903)
Accumulated other comprehensive loss	(15,200)	(14,941)
Accumulated deficit	(568,105)	(572,418)
Total stockholders' equity	214,884	196,920
Total liabilities and stockholders' equity	$687,704	$712,165
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended June 30, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2025	71,496,077	$715	$1,282,424	(27,767,746)	$(492,743)	$(15,128)	$(582,036)	$193,232
Issuance of shares related to stock-based compensation	207,098	2	1,894	(9,037)	(111)	—	—	1,785
Stock-based compensation expense	—	—	6,008	—	—	—	—	6,008
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(72)	—	(72)
Net income	—	—	—	—	—	—	13,931	13,931
Balance as of June 30, 2025	71,703,175	$717	$1,290,326	(27,776,783)	$(492,854)	$(15,200)	$(568,105)	$214,884

Three Months Ended June 30, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2024	63,306,246	$633	$1,159,754	(27,479,338)	$(488,087)	$(15,456)	$(489,778)	$167,066
Issuance of shares related to stock-based compensation	501,851	5	4,691	(7,995)	(171)	—	—	4,525
Stock-based compensation expense	—	—	6,353	—	—	—	—	6,353
Purchase of treasury stock	—	—	—	(26,495)	(499)	—	—	(499)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	67	—	67
Net income	—	—	—	—	—	—	5,548	5,548
Balance as of June 30, 2024	63,808,097	$638	$1,170,798	(27,513,828)	$(488,757)	$(15,389)	$(484,230)	$183,060

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Six Months Ended June 30, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	70,556,740	$706	$1,272,476	(27,522,780)	$(488,903)	$(14,941)	$(572,418)	$196,920
Issuance of shares related to stock-based compensation	1,146,435	11	4,105	(254,003)	(3,951)	—	—	165
Stock-based compensation expense	—	—	13,745	—	—	—	—	13,745
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(259)	—	(259)
Net income	—	—	—	—	—	—	4,313	4,313
Balance as of June 30, 2025	71,703,175	$717	$1,290,326	(27,776,783)	$(492,854)	$(15,200)	$(568,105)	$214,884

Six Months Ended June 30, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	62,660,783	$627	$1,151,259	(27,358,037)	$(485,793)	$(15,191)	$(498,202)	$152,700
Issuance of shares related to stock-based compensation	1,147,314	11	7,897	(129,296)	(2,465)	—	—	5,443
Stock-based compensation expense	—	—	11,642	—	—	—	—	11,642
Purchase of treasury stock	—	—	—	(26,495)	(499)	—	—	(499)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(198)	—	(198)
Net income	—	—	—	—	—	—	13,972	13,972
Balance as of June 30, 2024	63,808,097	$638	$1,170,798	(27,513,828)	$(488,757)	$(15,389)	$(484,230)	$183,060

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income	$4,313	$13,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,707	28,625
Amortization of deferred commissions	6,944	9,624
Amortization of debt issuance costs	1,648	2,255
Deferred income taxes	2,310	(24,060)
Provision for credit losses and service credits	9,020	12,179
Stock-based compensation expense	13,745	11,642
Other components of net periodic pension cost	1,546	3,162
(Gain) loss on foreign currency exchange rates	(2,787)	1,151
Loss on early extinguishment of debt	—	6,638
Other	38	(3,170)
Changes in working capital items, excluding acquisitions:
Accounts receivable	15,392	923
Contract assets	(537)	(5,210)
Prepaid expenses and other assets	(15,956)	(10,614)
Accounts payable and accrued liabilities	(20,515)	2,428
Other liabilities	(17,793)	(21,885)
Net cash provided by operating activities	19,075	27,660

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(14,855)	(16,230)
Other	(143)	—
Net cash used in investing activities	(14,998)	(16,230)

Cash Flows from Financing Activities
Proceeds from Term Loan	—	234,256
Proceeds from Term Loan, related party	—	109,444
Payments of Term Loan	(15,750)	(318,654)
Payments of Term Loan, related party	(10,500)	(4,339)
Proceeds from ABL Facility	206,317	230,079
Payments of ABL Facility	(190,292)	(260,924)
Debt issuance costs	—	(5,319)
Purchase of treasury stock	—	(499)
Other	165	5,442
Net cash used in financing activities	(10,060)	(10,514)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	592	(448)
(Decrease) increase in cash, cash equivalents and restricted cash	(5,391)	468
Cash, cash equivalents and restricted cash, beginning of period	17,760	20,530
Cash, cash equivalents and restricted cash, end of period	$12,369	$20,998

Supplemental Information
Cash paid for interest	$16,480	$24,378
Cash paid for income taxes, net	$3,373	$13,343

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

We are dedicated to supporting local, independent service-based businesses and emerging franchises by providing a cloud-based software platform and innovative marketing solutions to the entrepreneurs who run them. Our company is built upon a rich legacy in the marketing and advertising industry. We are one of the largest providers of SaaS all-in-one small business management software in addition to providing print and digital marketing solutions to SMBs. Our solutions enable our SMB clients to attract and generate new business leads, manage their customer relationships efficiently with artificial intelligence (“AI”) tools and automations, and run their day-to-day operations to save time, compete and win in today's SMB environment.

The Company reports its results based on two reportable segments (see Note 15, Segment Information):

•SaaS, which includes the Company's SaaS flagship all-in-one small business management modular software platform; and
•Marketing Services, which includes the Company's Print and Digital solutions business.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the consolidated financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to the Company's significant accounting policies during the three and six months ended June 30, 2025.

Cash, Cash Equivalents, and Restricted Cash

Restricted cash is primarily associated with security deposits with credit card merchants. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

(in thousands)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$10,838	$15,519
Restricted cash, included in Other current assets	1,531	5,479
Total cash, cash equivalents and restricted cash	$12,369	$20,998

Accounts Receivable, Net of Allowance

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized, but amounts have not yet been billed to the client.

The following table represents the components of Accounts receivable, net of allowance:

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable	$43,311	$45,552
Unbilled accounts receivable (1)	103,993	129,119
Total accounts receivable	$147,304	$174,671
Less: allowance for credit losses	(13,646)	(13,051)
Accounts receivable, net of allowance	$133,658	$161,620
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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures, including more detailed information about segment expenses about a public entity’s reportable segments on an annual and interim basis. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management reviewed the extent of new disclosures necessary, and has implemented the disclosure updates within the Company's consolidated financial statements for all periods presented. See Note 15, Segment Information, for additional information.

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

Note 2    Acquisitions

Keap Acquisition

On October 31, 2024 (the “Keap Acquisition Date”), Thryv, Inc. acquired all of the outstanding capital stock of Infusion Software, Inc. d/b/a Keap (“Keap”) for $77.0 million in cash (net of $7.6 million of cash acquired), subject to adjustment (the “Keap Acquisition”). The assets acquired as part of this transaction consisted primarily of $3.0 million in current assets, $7.8 million in fixed assets and capitalized software, $33.3 million in intangible assets, consisting primarily of customer relationships and a trade name, along with $11.1 million in deferred tax assets and $34.9 million in goodwill. The Company also assumed liabilities of $17.9 million, consisting primarily of accrued, contract, and deferred liabilities.

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

The Company has finalized the fair values allocated to the assets acquired and liabilities assumed and the purchase price allocation is considered final.

Pro Forma Results (unaudited)

The pro forma combined financial information presented below was derived from historical financial records of Thryv and Keap and presents the operating results of the combined Company as if the Keap Acquisition had occurred on January 1, 2023. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization expense, and depreciation expense and related tax effects.

The pro forma financial information is not necessarily indicative of the consolidated results of operations that would have been realized had the Keap Acquisition been completed as of January 1, 2023, nor is it meant to be indicative of future results of operations that the combined entity will achieve.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands) (unaudited)	2024	2024
Revenue	$244,885	$499,925
Net income	5,862	14,470

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

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the three and six months ended June 30, 2025, the Company recognized revenue of $7.7 million and $38.0 million, respectively, that was recorded in Contract liabilities as of December 31, 2024. For the three and six months ended June 30, 2024, the Company recognized revenue of $8.3 million and $36.8 million, respectively, that was recorded in Contract liabilities as of December 31, 2023.

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
The following table sets forth the carrying amount and fair value of the Term Loan:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$235,687	$236,570	$260,446	$264,353

Note 5     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of the Company's goodwill for the six months ended June 30, 2025.

(in thousands)	SaaS	Marketing Services	Total
Balance as of December 31, 2024	$253,318	$—	$253,318
Measurement period adjustments to Keap Acquisition (1)	491	—	491
Balance as of June 30, 2025	$253,809	$—	$253,809
(1)    Goodwill increased during the six months ended June 30, 2025 in connection with a measurement period adjustment for the Keap Acquisition. See Note 2, Acquisitions.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$823,589	$(799,259)	$24,330	7.2
Trademarks and domain names	229,219	(223,778)	5,441	7.0
Covenants not to compete	5,222	(5,189)	33	0.5
Total intangible assets	$1,058,030	$(1,028,226)	$29,804	7.1

	As of December 31, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$818,781	$(790,891)	$27,890	7.4
Trademarks and domain names	228,021	(221,936)	6,085	7.4
Covenants not to compete	5,221	(4,937)	284	0.5
Total intangible assets	$1,052,023	$(1,017,764)	$34,259	7.4

Amortization expense for intangible assets for the three and six months ended June 30, 2025 was $2.2 million and $4.6 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2024 was $5.1 million and $10.5 million, respectively.

Estimated aggregate future amortization expense for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2025 (remaining)	$3,801
2026	5,961
2027	4,593
2028	4,226
2029	3,762
Thereafter	7,461
Total	$29,804

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses as of June 30, 2025 and 2024:

(in thousands)	2025	2024
Balance as of January 1	$13,080	$14,961
Additions (1)	7,726	8,990
Deductions (2)	(7,113)	(5,872)
Balance as of June 30 (3)	$13,693	$18,079

(1)    For the six months ended June 30, 2025 and 2024, the Company recorded a provision for credit losses of $7.7 million and $9.0 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive income. For the three months ended June 30, 2025 and 2024, the Company recorded a provision for credit losses of $3.9 million and $3.0 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive income.

(2)    For the six months ended June 30, 2025 and 2024, the deductions represent amounts written off as uncollectible, net of recoveries.

(3)    As of June 30, 2025, $13.6 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of June 30, 2024, $18.0 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Accrued salaries and related expenses	$43,261	$52,144
Accrued expenses	39,397	38,513
Accrued taxes	2,954	4,805
Accrued liabilities	$85,612	$95,462

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of June 30, 2025 and December 31, 2024:

(in thousands)	Maturity	Interest Rate		June 30, 2025	December 31, 2024
Term Loan	May 1, 2029	SOFR +	6.75%	$245,000	$271,250
ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	39,916	23,891
Unamortized original issue discount and debt issuance costs				(9,313)	(10,804)
Total debt obligations				$275,603	$284,337
Current portion of Term Loan				(8,750)	(13,125)
Total long-term debt obligations				$266,853	$271,212

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of June 30, 2025, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As a result of $39.4 million of prepayments made through June 30, 2025, the Company's mandatory amortization payments for the next 12 months total $8.8 million.

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

The Company has recorded accrued interest of $0.3 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively. Accrued interest is included in Other current liabilities on the Company's consolidated balance sheets.

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

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the Term Loan, which shall not be 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the Term Loan), which shall not be less than the quarterly thresholds set forth in the Term Loan Agreement as of the last day of each fiscal quarter. As of June 30, 2025, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

As of June 30, 2025 and December 31, 2024, the Company had debt issuance costs with a remaining balance of $0.9 million and $1.1 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of June 30, 2025, the Company had borrowing base availability of $22.0 million. As a result of certain restrictions in the Company's debt agreements, as of June 30, 2025, approximately $14.0 million was available to be drawn upon under the ABL Facility.

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

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of June 30, 2025, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the other components of net periodic pension cost for the Company's pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest cost	$4,732	$4,824	$9,464	$9,648
Expected return on assets	(3,965)	(3,243)	(7,929)	(6,486)
Settlement loss	1	—	1	—
Remeasurement loss	10	—	10	—
Net periodic pension cost	$778	$1,581	$1,546	$3,162

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

During the three and six months ended June 30, 2025, the Company recognized a settlement loss of less than $0.1 million, and as a result of an interim actuarial valuation due to the settlement of one of the Company's pension plans, the Company recognized a remeasurement loss of less than $0.1 million.

During the three and six months ended June 30, 2025, the Company made no contributions to the qualified plans and contributions and associated payments of $0.2 million and $0.3 million to the non-qualified plans. During the three and six months ended June 30, 2024, the Company made no cash contributions to the qualified plans, and contributions and associated payments of $0.1 million and $0.3 million, respectively, to the non-qualified plans.

For fiscal year 2025, the Company expects to contribute approximately $6.0 million to the qualified plans and approximately $0.5 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth the amounts recognized in the Company's consolidated statements of operations and comprehensive income during the periods presented related to stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of services	$166	$174	$319	$347
Sales and marketing	1,704	2,313	3,980	3,340
General and administrative	4,138	3,866	9,446	7,955
Stock-based compensation expense	$6,008	$6,353	$13,745	$11,642

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
RSUs	$2,921	$3,187	$5,904	$6,584
PSUs	2,527	2,609	7,043	4,105
Stock options	150	143	150	290
ESPP	410	414	648	663
Stock-based compensation expense	$6,008	$6,353	$13,745	$11,642

Restricted Stock Units

The following table sets forth the Company's restricted stock unit (“RSU”) activity during the six months ended June 30, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2024	1,187,426	$19.42
Granted	1,000,627	14.79
Vested	(566,700)	20.23
Forfeited	(139,688)	16.99
Nonvested balance as of June 30, 2025	1,481,665	$15.97

The Company grants RSUs to employees and non-employee directors under the Company’s 2020 Incentive Award Plan (the “2020 Plan”). Pursuant to the RSU award agreements, each RSU entitles the recipient to one share of the Company’s common stock, subject to time-based vesting conditions set forth in individual agreements.

The fair value of each RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest and are expensed on a straight-line basis over the requisite service period, which ranges between one year and three years from the date of grant, subject to the continued employment of the employees and services of the non-employee board members.

As of June 30, 2025, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $19.0 million and is expected to be recognized over a weighted-average period of 1.99 years.

During the six months ended June 30, 2025, the Company issued an aggregate of 522,724 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table sets forth the Company's performance-based restricted stock unit (“PSU”) activity during the six months ended June 30, 2025:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2024	1,350,358	$22.01
Granted	601,602	15.22
Vested	(407,117)	25.88
Forfeited	(58,277)	14.41
Nonvested balance as of June 30, 2025	1,486,566	$18.15

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures or market conditions over a three-year performance period relative to certain performance and market conditions. The grant date fair value of PSUs that vest relative to a performance condition is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant date fair value of PSUs that vest relative to a market condition is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of June 30, 2025, the nonvested balance of PSUs that vest based on performance and market conditions was 594,634 and 891,932 shares, respectively.

As of June 30, 2025, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $14.9 million and is expected to be recognized over a weighted-average period of 1.64 years.

During the six months ended June 30, 2025, the Company issued an aggregate of 165,455 shares of common stock to employees and non-employee directors upon the vesting of PSUs previously granted under the 2020 Plan.

Stock Options

As of June 30, 2025, there was no unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options, as all granted stock options were fully vested on October 15, 2024.

During the six months ended June 30, 2025, the Company issued an aggregate of 286,695 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

During the six months ended June 30, 2024, the Company issued an aggregate of 566,811 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the six months ended June 30, 2025, the Company issued 171,561 shares through the Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2024, the Company issued 149,983 shares through the ESPP.

Share Repurchase Program

On April 30, 2024, the Board authorized a share repurchase program (the “Share Repurchase Program”), under which the Company may repurchase up to $40 million in shares of common stock through April 30, 2029. The repurchase program is subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s Term Loan and ABL Credit Agreement. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

As of June 30, 2025, the Company had repurchased approximately $0.5 million, or 26,495 shares, of the Company's outstanding common stock under the Share Repurchase program and $39.5 million remains available for share repurchases. The acquired shares were recorded as Treasury stock upon repurchase.

Note 11     Earnings per Share

The following table sets forth the calculation of the Company's basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Basic net income per share:
Net income	$13,931	$5,548	$4,313	$13,972
Weighted-average common shares outstanding during the period	43,744,144	36,004,324	43,579,171	35,818,549
Basic net income per share	$0.32	$0.15	$0.10	$0.39

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Diluted net income per share:
Net income	$13,931	$5,548	$4,313	$13,972
Weighted-average basic shares outstanding during the period	43,744,144	36,004,324	43,579,171	35,818,549
Plus: Common stock equivalents associated with stock-based compensation	559,187	1,627,501	1,006,991	2,213,583
Weighted-average diluted shares outstanding	44,303,331	37,631,825	44,586,162	38,032,132
Diluted net income per share	$0.31	$0.15	$0.10	$0.37
The computation of weighted-average diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding RSUs	1,462,871	52,683	2,048,383	192,347
Outstanding PSUs	266,991	124,811	266,991	221,326
Outstanding stock options	1,938,750	—	3,877,500	—
Outstanding ESPP shares	176,597	124,502	176,597	167,265

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 37.7% and 56.4% for the three and six months ended June 30, 2025, respectively, and 54.4% and 46.2% for the three and six months ended June 30, 2024, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

As of June 30, 2025 and December 31, 2024, the amount of unrecognized tax benefits was $18.8 million and $18.1 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of June 30, 2025 and December 31, 2024, the Company had $12.4 million and $11.3 million, respectively, recorded for interest on the Company's consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $15.6 million within the next 12 months, affecting the Company’s ETR if realized. See Note 13, Contingent Liabilities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law which may impact the Company. The Company is currently evaluating the provisions of the OBBBA and its potential impact on the Company's financial position, result of operations, and cash flows.

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

As of June 30, 2025 and December 31, 2024, the Company has reserved $29.3 million and $28.3 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance.

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

Note 14     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the six months ended June 30, 2025 and 2024:

	Accumulated Other Comprehensive Loss
(in thousands)	2025	2024
Balance as of January 1	$(14,941)	$(15,191)
Foreign currency translation adjustment, net of tax expense of $0.0 million and $0.1 million, respectively	(259)	(198)
Balance as of June 30	$(15,200)	$(15,389)

Note 15     Segment Information
The Company's chief operating decision maker (“CODM”) is the chief executive officer. The CODM monitors actual versus forecast results for segment adjusted EBITDA on a monthly basis to assess the performance of each segment and make decisions about allocating resources to each segment.
The Company manages its operations using two operating segments, which are also its reportable segments: (1) SaaS and (2) Marketing Services.
The Company does not allocate assets to its segments and the CODM does not evaluate performance or allocate resources based on segment asset data, and therefore, such information is not presented.

The following tables summarize the operating results of the Company's reportable segments. Segment cost of services, Segment sales and marketing, and Segment general and administrative expenses presented below exclude the allocation of depreciation and amortization expense, stock-based compensation expense, restructuring and integration expenses, transaction costs and other expenses.

	Three Months Ended June 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$115,005	$95,465	$210,470
Less:
Segment cost of services	29,884	29,929	59,813
Segment sales and marketing	39,581	19,722	59,303
Segment general and administrative	22,147	17,975	40,122
Segment Adjusted EBITDA	$23,393	$27,839	$51,232

	Three Months Ended June 30, 2024
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$77,794	$146,290	$224,084
Less:
Segment cost of services	23,552	45,905	69,457
Segment sales and marketing	32,021	26,249	58,270
Segment general and administrative	12,056	24,987	37,043
Segment Adjusted EBITDA	$10,165	$49,149	$59,314

	Six Months Ended June 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$226,134	$165,707	$391,841
Less:
Segment cost of services	59,560	57,957	117,517
Segment sales and marketing	85,381	37,192	122,573
Segment general and administrative	46,985	32,633	79,618
Segment Adjusted EBITDA	$34,208	$37,925	$72,133

	Six Months Ended June 30, 2024
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$152,116	$305,592	$457,708
Less:
Segment cost of services	47,016	96,475	143,491
Segment sales and marketing	67,052	55,167	122,219
Segment general and administrative	24,448	54,122	78,570
Segment Adjusted EBITDA	$13,600	$99,828	$113,428

A reconciliation of the Company’s Income before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Income before income tax expense	$22,367	$12,166	$9,884	$25,987
Interest expense	8,952	12,175	18,025	25,534
Depreciation and amortization expense	10,191	14,072	21,707	28,625
Stock-based compensation expense	6,008	6,353	13,745	11,642
Restructuring and integration expenses	5,493	7,553	10,175	12,818
Other components of net periodic pension cost	778	1,581	1,546	3,162
Loss on early extinguishment of debt	—	6,638	—	6,638
Other	(2,557)	(1,224)	(2,949)	(978)
Total Segment Adjusted EBITDA	$51,232	$59,314	$72,133	$113,428
The following table sets forth the Company's disaggregation of Revenue based on type of service for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
SaaS	$115,005	$77,794	$226,134	$152,116
Marketing Services
Print	67,003	82,631	104,714	167,267
Digital	28,462	63,659	60,993	138,325
Total Marketing Services	95,465	146,290	165,707	305,592
Revenue	$210,470	$224,084	$391,841	$457,708
Revenue by geography is based on the location of the client. The following table sets forth the Company's disaggregation of Revenue based on geographic region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$172,134	$178,129	$318,247	$374,569
International (1)	38,336	45,955	73,594	83,139
Revenue	$210,470	$224,084	$391,841	$457,708
(1)    Revenue from customers located in Australia was approximately 15.8% and 16.9% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 15.8% and 15.9% for the six months ended June 30, 2025 and 2024, respectively. No other individual country from the International region contributed more than 10% of total revenue for the three and six months ended June 30, 2025 and 2024.

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

We serve approximately 261,000 SMB clients globally through two business segments: SaaS and Marketing Services.

SaaS. Our SaaS segment generated $115.0 million and $77.8 million of consolidated revenue for the three months ended June 30, 2025 and 2024, respectively, and $226.1 million and $152.1 million of consolidated revenue for the six months ended June 30, 2025 and 2024, respectively. Our primary SaaS offerings are comprised of Thryv®, our flagship all-in-one small business management platform, which includes Thryv Marketing Center, Thryv Business Center, Keap®, Command Center, ThryvPay®, and Thryv Add-Ons (collectively referred to as our “Thryv Platform”). Thryv Marketing Center is a fully integrated next generation marketing and advertising platform operated by the end user. Marketing Center contains everything a small business owner needs to market and grow their business effectively, including easy to understand, artificial intelligence (“AI”) driven analytics and lead attribution, helping them understand what marketing is working for them. Thryv Business Center is designed to allow an SMB everything necessary to streamline day-to-day business operations, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management. Keap is Thryv's sales and marketing automation engine that helps SMBs to efficiently grow by automating repetitive tasks, campaigns, and processes, including customer relationship management, using automation tools and AI. Thryv Command Center enables SMBs to centralize all their internal and external communications through a modular, easily expandable, and customizable platform. ThryvPay® is our own branded payment solution that allows users to get paid via credit card and ACH and is tailored to service focused businesses that want to provide consumers safe, contactless, and fast-online payment options. Thryv Add-Ons include AI-assisted website development, search engine optimization tools, Google Business Profile optimization, Hub by ThryvSM, Thryv Leads®, growth packages, and social media services. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Marketing Services. Our Marketing Services segment provides both print and digital solutions and generated $95.5 million and $146.3 million of consolidated revenues for the three months ended June 30, 2025 and 2024, respectively, and $165.7 million and $305.6 million of consolidated revenue for the six months ended June 30, 2025 and 2024, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“Print”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, online presence, and video and search engine optimization tools (collectively referred to as “Digital”). During the third quarter of 2024, we made a strategic decision to terminate our Marketing Services solutions by the end of 2028.

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

Ability to Attract and Retain Clients

Our revenue growth is driven by our ability to attract, convert, retain and expand the spend of SMB clients. To do so, we must deliver solutions that address the challenges currently faced by SMBs at a value-based price point that SMBs can afford.

Our strategy is to expand the use of our SaaS solutions by introducing our SaaS solutions to new SMB clients, as well as converting our current Marketing Services clients to our Thryv Platform and offering our SaaS client base additional SaaS solutions. This strategy includes capitalizing on the increased needs of SMBs for solutions that facilitate a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital as well as capital to support conversions. This strategy poses a risk if our Marketing Services clients do not fully embrace the transition to SaaS offerings by purchasing additional SaaS offerings or if they have higher churn rates.

Transition of Digital Marketing Services Clients to the Thryv Platform

During the fourth quarter of 2023, we made a strategic decision to accelerate the transition of clients with digital Marketing Services solutions to our Thryv Platform by converting certain Marketing Services products to the Thryv Platform through upgrades initiated for clients by Thryv outside of the sales process at no additional base cost to these clients at the time of upgrade.

During the twelve months ended June 30, 2025, we converted approximately 29,000 clients with digital Marketing Services products to our Thryv Platform who were not already SaaS clients at the time of conversion. As of June 30, 2025, approximately 22,000 of these clients remained as SaaS clients. The conversion of these Marketing Services clients increased SaaS revenue by $9.1 million and $17.9 million during the three and six months ended June 30, 2025, respectively.

Additionally, during the twelve months ended June 30, 2025, we converted digital Marketing Services products to our Thryv Platform for approximately 12,000 clients who already had at least one SaaS product in our Thryv Platform at the time of conversion. The conversion of these Marketing Services clients increased SaaS revenue by $7.4 million and $13.4 million during the three and six months ended June 30, 2025, respectively.

The conversion of Marketing Services products for clients who were not already SaaS clients at the time of conversion decreases the number of clients in the Marketing Services segment and increases the number of clients in the SaaS segment. The conversion of products for Marketing Services clients (whether or not those clients had SaaS solutions prior to the conversion) decreases the revenue of the Marketing Services segment and increases the revenue of the SaaS segment. While we believe the conversions initiated for clients by Thryv provides valuable upgrades from digital Marketing Services to our Thryv Platform and that converted clients will be more likely to subscribe for additional features of the Thryv Platform in the future, Thryv's conversion of products for these clients outside of the traditional sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During 2024 and the six months ended June 30, 2025, the churn of clients converted by Thryv from our digital Marketing Services solutions to our Thryv Platform was in line with the churn from the other clients in our SaaS segment.

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

	As of June 30,
(in thousands)	2025	2024
Clients
Marketing Services (1)	199	271
SaaS (2)	106	85
Total (3)	261	307
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
Marketing Services clients decreased by 72 thousand, or 46%, as of June 30, 2025 as compared to June 30, 2024. This decrease was primarily related to the secular decline in the print media industry, significant competition in the digital media space, and from our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS offerings.
SaaS clients increased by 21 thousand, or 25%, as of June 30, 2025 as compared to June 30, 2024, primarily due to the conversion of clients from digital Marketing Services solutions to the Thryv Platform during 2024 and continuing into 2025. In addition, during the fourth quarter of 2024, we added 15 thousand clients from the Keap Acquisition.
Total clients decreased by 46 thousand, or 15%, as of June 30, 2025 as compared to June 30, 2024. The primary driver of this decrease was the secular decline in the print media business combined with increasing competition in the digital media and SaaS space, partially offset by an increase in SaaS clients.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ARPU (Monthly)
Marketing Services	$111	$139	$111	$142
SaaS	352	333	343	350

Monthly ARPU for Marketing Services decreased by $28, or 20%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and decreased by $31, or 22%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to larger digital media audiences, and our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to SaaS offerings.

Monthly ARPU for SaaS increased by $19, or 6%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and decreased by $7, or 2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in ARPU for the three months ended June 30, 2025 was driven by the sale of additional SaaS offerings to existing SaaS clients, the growth of the average spend of new SaaS clients, price increases implemented in the third quarter of 2024 and the second quarter of 2025, and fewer conversions of clients from digital Marketing Services solutions to our SaaS offerings during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Client conversions reduce ARPU as clients are frequently converted at a lower initial ARPU than the SaaS base. The decrease in ARPU for the six months ended June 30, 2025, was driven by our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to our SaaS offerings at no additional cost to the client at the time of upgrade. A large number of these clients were converted throughout 2024 and into 2025, which negatively impacted overall ARPU for subsequent periods, including the six months ended June 30, 2025.

Seasoned Net Revenue Retention for SaaS

We believe that Seasoned Net Revenue Retention (“Seasoned NRR”) is an indicator of our ability to retain and expand revenue for established clients that have had one or more SaaS offerings for at least a year. Seasoned NRR is calculated by dividing the revenue of all SaaS clients as of the last month of the year or quarter, as applicable, by the same clients' revenue one year ago (the “beginning period”), excluding clients acquired over the previous 12 months, including clients acquired in the Keap Acquisition. Revenue added to the SaaS segment as a result of the conversion of a Marketing Services product to a SaaS product is included in the calculation of Seasoned NRR for any client who, at the time Thryv converted a Marketing Services product to a SaaS product for that client, already had at least one SaaS product for at least one year. The revenue associated with the products upgraded by Thryv to SaaS for these clients increases SaaS revenue and Seasoned NRR at the time of conversion.

	Six Months Ended June 30,
	2025	2024
Seasoned NRR	103%	94%

Seasoned NRR increased by 900 basis points from 94% as of June 30, 2024 to 103% as of June 30, 2025. The increase in Seasoned NRR resulted from selling additional SaaS products to existing SaaS clients, a price increase for SaaS clients in the third quarter of 2024 and in the second quarter of 2025, and our strategic decision to accelerate the conversion of clients from digital Marketing Services solutions to our SaaS offerings that included instances where SaaS revenue increased for converted clients that already had at least one of our SaaS offerings and SaaS revenue increased for those clients at the time of conversion.

Key Components of Our Results of Operations
Revenue
We generate revenue from our two business segments: SaaS and Marketing Services. Our primary source of revenue in our SaaS segment is our SaaS solutions. Our primary sources of revenue in our Marketing Services segment are Print and Digital services.
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

General and Administrative

General and administrative expense primarily consists of salaries, benefits and stock-based compensation incurred by corporate management and administrative functions such as information technology, finance and accounting, legal, internal audit, human resources, billing and receivables, and management personnel. In addition, General and administrative expense includes bad debt expense, non-recurring charges, and other corporate expenses such as professional fees, operating taxes, and insurance. General and administrative expense also includes allocated overhead costs which include depreciation of fixed assets and amortization associated with capitalized software and intangible assets.

Other Income (Expense)

Other income (expense) consists of interest expense, other components of net periodic pension cost, and other expense, which primarily includes foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended June 30,
	2025 (1)		2024
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$210,470	100%	$224,084	100%
Cost of services	63,850	30.3%	75,496	33.7%
Gross profit	146,620	69.7%	148,588	66.3%

Operating expenses:
Sales and marketing	64,724	30.8%	65,409	29.2%
General and administrative	52,356	24.9%	51,841	23.1%
Total operating expenses	117,080	55.6%	117,250	52.3%

Operating income	29,540	14.0%	31,338	14.0%

Other income (expense):
Interest expense	(8,952)	4.3%	(12,175)	5.4%
Other components of net periodic pension cost	(778)	0.4%	(1,581)	0.7%
Other income (expense)	2,557	1.2%	(5,416)	2.4%
Income before income tax expense	22,367	10.6%	12,166	5.4%
Income tax expense	(8,436)	4.0%	(6,618)	3.0%
Net income	$13,931	6.6%	$5,548	2.5%
Other financial data:
Adjusted EBITDA(2)	$51,232	24.3%	$59,314	26.5%
Adjusted Gross Profit(3)	$150,658		$154,628
Adjusted Gross Margin(4)	71.6%		69.0%

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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands of $)	(unaudited)
SaaS	$115,005	$77,794	$37,211	47.8%
Marketing Services	95,465	146,290	(50,825)	(34.7)%
Revenue	$210,470	$224,084	$(13,614)	(6.1)%
Revenue decreased by $13.6 million, or 6.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was driven by a decrease in Marketing Services revenue of $50.8 million, partially offset by an increase in SaaS revenue of $37.2 million.
SaaS Revenue
SaaS revenue increased by $37.2 million, or 47.8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to the acquisition of Keap and the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS offerings. Of the $37.2 million SaaS revenue increase, Keap contributed $17.7 million and the conversion of digital Marketing Services products for clients to SaaS products during the first six months of 2025 contributed $4.6 million. In addition, SaaS revenue increased $9.5 million due to new sales, client expansion, and product price increases during the first six months of 2025. Finally, SaaS revenue increased $5.4 million due to net revenue changes associated with products sold or converted prior to January 1, 2025, including net expanded revenue from converted products.
For the three months ended March 31, 2025, compared to the three months ended March 31, 2024, SaaS revenue increased by $36.8 million. Of the $36.8 million revenue increase, Keap contributed $18.9 million and the conversion of digital Marketing Services products for clients to SaaS products during the first three months of 2025 contributed $1.9 million. In addition, SaaS revenue increased $3.0 million due to new sales and client expansion during the first three months of 2025. Finally, net SaaS revenue increased $13.0 million due to net revenue from SaaS products converted for clients prior to January 1, 2025, including net expanded revenue from those converted clients.
Marketing Services Revenue
Marketing Services revenue decreased by $50.8 million, or 34.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Print revenue decreased by $15.6 million, or 18.9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease in Print revenue was primarily driven by the impact of publication timing differences of our U.S. directories, as a result of our Print agreements having greater than 12-month terms, as well as the continued secular decline in U.S. and international industry demand for Print services.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 24 months for U.S. directories in 2025. During the fourth quarter of 2024, we began to transition from 18-month publication cycles to 24-month publication cycles for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. Due to publication timing differences, the Company recognized revenue for fewer published directories during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

On a publication-by-publication basis, the increase in average publication cycles from 18 months to 24 months results in an average revenue increase of 7% per published directory compared to the last time the directory was published. However, when adjusting the published directory’s revenue on a monthly basis, that is the published directory’s revenue divided by the number of months of the published lifecycle, the average revenue per published directory decreased by 33% compared to the last time the directory was published. The net impact on revenue per published directory was a 26% decline for the directories published during the three months ended June 30, 2025. This net decline per directory was the result of the secular decline in industry demand for Print services.
Digital revenue decreased by $35.2 million, or 55.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was driven in large part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of digital Marketing Services products for clients to SaaS offerings. For the three months ended June 30, 2025, Thryv's conversion of digital Marketing Services products for clients to SaaS offerings prior to January 1, 2025, reduced Marketing Services revenue by $11.9 million and Thryv's conversion of digital Marketing Services products to SaaS products since January 1, 2025 reduced Marketing Services revenues by an additional $4.6 million. Digital revenue has further decreased due to a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. For the three months ended June 30, 2025, the continued trending decline and significant competition resulted in a $18.7 million decrease in digital revenue.

Cost of Services

Cost of services decreased by $11.6 million, or 15.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution, digital and fulfillment costs by $7.8 million, contract services expense by $0.9 million and employee-related expenses by $1.0 million. Additionally, depreciation and amortization expense decreased by $2.0 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $2.0 million, or 1.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of strategic cost saving initiatives.

Our gross margin increased to 69.7% for the three months ended June 30, 2025 compared to 66.3% for the three months ended June 30, 2024. Gross margin from our SaaS segment increased to 72.1% for the three months ended June 30, 2025, compared to 67.2% for the three months ended June 30, 2024 as a result of an increase in revenue and strategic cost savings initiatives. Gross margin from our Marketing Services segment increased to 66.7% for the three months ended June 30, 2025, compared to 65.8% for the three months ended June 30, 2024 as a result of strategic cost savings initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $0.7 million, or 1.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily driven by a decrease in sales commissions of $3.8 million, a decrease in depreciation and amortization expense of $1.2 million due to the accelerated amortization method used by the Company, and a decrease in stock-based compensation expense of $0.6 million. These decreases were primarily offset by an increase in marketing and advertising expenses of $2.0 million, and an increase in employee-related expenses of $2.5 million.

General and Administrative

General and administrative expense increased by $0.5 million, or 1.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to an increase in contract services expense of $1.9 million and an increase in bad debt expense of $0.9 million. These increases were partially offset by a decrease in employee related-expenses of $1.1 million, a decrease in severance expense of $0.5 million, and a decrease in depreciation and amortization expense of $0.7 million due to the accelerated amortization method used by the Company.

Other Income (Expense)

Interest Expense

Interest expense decreased by $3.2 million, or 26.5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven primarily by lower outstanding debt balances.

Other Components of Net Periodic Pension Cost

Other components of net periodic pension cost decreased by $0.8 million for the three months ended June 30, 2025. This decrease was primarily due to an increase in expected return on assets of $0.7 million.

Other Income (Expense)

Other income (expense) increased by $8.0 million for the three months ended June 30, 2025. This increase was primarily due to an increase in foreign-currency related gain of $1.3 million and the absence of a $6.6 million loss on early extinguishment of debt which occurred during the three months ended June 30, 2024.

Income Tax Expense
The Company's effective tax rate (“ETR”) was 37.7% and 54.4% for the three months ended June 30, 2025 and 2024, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA decreased by $8.1 million, or 13.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily driven by the decrease in sales of our Marketing Services products. This was partially offset by increased sales of our higher margin SaaS solutions in our SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Six Months Ended June 30,
	2025 (1)		2024
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$391,841	100%	$457,708	100%
Cost of services	125,933	32.1%	155,479	34.0%
Gross profit	265,908	67.9%	302,229	66.0%

Operating expenses:
Sales and marketing	134,775	34.4%	135,500	29.6%
General and administrative	104,627	26.7%	104,257	22.8%
Total operating expenses	239,402	61.1%	239,757	52.4%

Operating income	26,506	6.8%	62,472	13.6%

Other income (expense):
Interest expense	(18,025)	4.6%	(25,534)	5.6%
Other components of net periodic pension cost	(1,546)	0.4%	(3,162)	0.7%
Other income (expense)	2,949	0.8%	(7,789)	1.7%
Income before income tax expense	9,884	2.5%	25,987	5.7%
Income tax expense	(5,571)	1.4%	(12,015)	2.6%
Net income	$4,313	1.1%	$13,972	3.1%
Other financial data:
Adjusted EBITDA(2)	$72,133	18.4%	$113,428	24.8%
Adjusted Gross Profit(3)	$274,324		$314,218
Adjusted Gross Margin(4)	70.0%		68.7%
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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands of $)	(unaudited)
SaaS	$226,134	$152,116	$74,018	48.7%
Marketing Services	165,707	305,592	(139,885)	(45.8)%
Revenue	$391,841	$457,708	$(65,867)	(14.4)%
Revenue decreased by $65.9 million, or 14.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was driven by a decrease in Marketing Services revenue of $139.9 million partially offset by an increase in SaaS revenue of $74.0 million.

SaaS Revenue

SaaS revenue increased by $74.0 million, or 48.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to the acquisition of Keap and the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its digital Marketing Services solutions to its SaaS offerings. Of the $74.0 million SaaS revenue increase, Keap contributed $36.6 million and the conversion of digital Marketing Services products for clients to SaaS products during the first six months of 2025 contributed $6.5 million. In addition, SaaS revenue increased $12.5 million due to new sales, client expansion, and product price increases during the first six months of 2025. Finally, SaaS revenue increased $18.4 million due to net revenue changes associated with products sold or converted prior to January 1, 2025, including net expanded revenue from converted products.

Marketing Services Revenue

Marketing Services revenue decreased by $139.9 million, or 45.8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Print revenue decreased by $62.6 million, or 37.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12-month terms, as well as the continued secular decline in U.S. and international industry demand for Print services.

Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 24 months for U.S. directories in 2025. During the fourth quarter of 2024, we began to transition from 18-month publication cycles to 24-month publication cycles for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. Due to publication timing differences, the Company recognized revenue for fewer published directories during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

On a publication-by-publication basis, the increase in average publication cycles from 18 months to 24 months results in an average revenue increase of 10% per published directory compared to the last time the directory was published. However, when adjusting the published directory’s revenue on a monthly basis, that is the published directory’s revenue divided by the number of months of the published lifecycle, the average revenue per published directory decreased by 36% compared to the last time the directory was published. The net impact on revenue per published directory was a 26% decline for the directories published during the six months ended June 30, 2025. This net decline per directory was the result of the secular decline in industry demand for Print services.

Digital Marketing Services revenue decreased by $77.3 million, or 55.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was driven in large part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of digital Marketing Services products for its clients to SaaS offerings. For the six months ended June 30, 2025, Thryv's conversion of digital Marketing Services products for clients to SaaS offerings prior to January 1, 2025 reduced Marketing Services revenue by $24.8 million and Thryv's conversion of digital Marketing Services products for clients to SaaS products since January 1, 2025 reduced Marketing Services revenue by an additional $6.5 million. Digital revenue has further decreased due to a continued trending decline in the Company's Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp, and Facebook. For the six months ended June 30, 2025, the continued trending decline and significant competition resulted in a $46.0 million decrease in digital revenue.

Cost of Services

Cost of services decreased by $29.5 million, or 19.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $22.3 million and employee-related expenses by $1.9 million. Additionally, depreciation and amortization expense decreased $3.5 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $36.3 million, or 12.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in cost of services as a result of decline in revenue and strategic cost saving initiatives.

Our gross margin increased by 190 basis points to 67.9% for the six months ended June 30, 2025 compared to 66.0% for the six months ended June 30, 2024. Gross margin from our SaaS segment increased to 71.5% for the six months ended June 30, 2025, compared to 66.6% for the six months ended June 30, 2024. This increase was partially offset by a decrease in gross margin from our Marketing Services segment. Gross margin from our Marketing Services segment decreased to 62.9% for the six months ended June 30, 2025, compared to 65.7% for the six months ended June 30, 2024. SaaS gross margin increased as a result of an increase in revenue and strategic cost savings initiatives. Marketing Services gross margin decreased as a result of decreased demand for our marketing services solutions.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $0.7 million, or 0.5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in sales commissions of $6.6 million due to new sales commissions plans and revised targets and a decrease in depreciation and amortization of $1.9 million due to the accelerated amortization method used by the Company. These decreases were partially offset by an increase in employee-related expenses of $3.0 million, an increase in marketing and advertising expenses of $3.0 million, and an increase in contract services expense of $1.3 million.

General and Administrative

General and administrative expense increased by $0.4 million, or 0.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to the absence of a $3.2 million gain on disposal of certain intangible assets recorded during the six months ended June 30, 2024. Additionally, stock-based compensation expense increased $1.5 million and contract services expense increased $1.8 million. These increases were partially offset by a decrease in severance expense of $1.7 million, a decrease in bad debt expense of $1.3 million, and a decrease in employee-related expenses of $1.2 million. Additionally, depreciation and amortization expense decreased $1.5 million as a result of the accelerated amortization method used by the Company.

Other Income (Expense)

Interest Expense

Interest expense decreased by $7.5 million, or 29.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven primarily by lower outstanding debt balances.

Other Components of Net Periodic Pension Cost

Other components of net periodic pension cost decreased by $1.6 million for the six months ended June 30, 2025. This decrease was primarily due to a higher return on plan assets of $1.4 million.

Other Income (Expense)

Other income (expense) increased by $10.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a foreign-currency related gain of $2.9 million recorded during the six months ended June 30, 2025, compared to a foreign-currency related loss of $1.2 million during the six months ended June 30, 2024. Additionally, there was a $6.6 million loss on early extinguishment of debt which occurred during the six months ended June 30, 2024.

Income Tax Expense
The Company's effective tax rate (“ETR”) was 56.4% and 46.2% for the six months ended June 30, 2025 and 2024, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA decreased by $41.3 million, or 36.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily driven by the secular decline in our Marketing Services segment. The decrease was partially offset by the growth in our SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income, the most directly comparable measure presented in accordance with GAAP.

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
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA
Net income	$13,931	$5,548	$4,313	$13,972
Interest expense	8,952	12,175	18,025	25,534
Depreciation and amortization expense	10,191	14,072	21,707	28,625
Stock-based compensation expense (1)	6,008	6,353	13,745	11,642
Restructuring and integration expenses (2)	5,493	7,553	10,175	12,818
Income tax expense	8,436	6,618	5,571	12,015
Other components of net periodic pension cost (3)	778	1,581	1,546	3,162
Loss on early extinguishment of debt (4)	—	6,638	—	6,638
Other (5)	(2,557)	(1,224)	(2,949)	(978)
Adjusted EBITDA	$51,232	$59,314	$72,133	$113,428
(1)The Company records Stock-based compensation expense related to the amortization of grant date fair value of the Company’s stock-based compensation awards. See Note 10, Stock-Based Compensation and Stockholders' Equity, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(2)See the table below for detail of Restructuring and integration expenses for the three and six months ended June 30, 2025 and 2024.
(3)Other components of net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.
(4)In connection with the debt refinancing completed on May 1, 2024, the Company recorded a Loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs on the Company's Prior Term Loan and Prior ABL Facility. See Note 8, Debt Obligations, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for more information.
(5)Other primarily includes foreign exchange-related (income) expense.

The following is a reconciliation of Restructuring and integration expenses that are included in the Adjusted EBITDA to Net income reconciliation above:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Restructuring and integration expenses	2025	2024	2025	2024
Abandoned facility costs (a)	$1,128	$957	$2,264	$1,930
Severance charges (b)	1,431	1,965	3,335	5,021
Post-acquisition and integration expenses (c)	1,458	1,807	2,494	2,726
Tax, accounting, and legal fees (d)	1,476	2,824	2,082	3,141
Total Restructuring and integration expenses	$5,493	$7,553	$10,175	$12,818
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
(b)We incur severance charges related to certain reduction in force actions taken by our management. These reduction in force actions are designed to streamline the Company’s operations and drive lower operating expenses as we continue to shift from our Marketing Services activities and drive continued focus on our SaaS business. All of the severance charges incurred during the three and six months ended June 30, 2025 and 2024 related to our legacy Marketing Services employees and our shift from Marketing Services activities.
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

The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross Margin:

	Three Months Ended June 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$82,911	$63,709	$146,620
Plus:
Depreciation and amortization expense	2,118	1,754	3,872
Stock-based compensation expense	93	73	166
Adjusted Gross Profit	$85,122	$65,536	$150,658
Gross Margin	72.1%	66.7%	69.7%
Adjusted Gross Margin	74.0%	68.6%	71.6%

	Three Months Ended June 30, 2024
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$52,289	$96,299	$148,588
Plus:
Depreciation and amortization expense	1,877	3,989	5,866
Stock-based compensation expense	76	98	174
Adjusted Gross Profit	$54,242	$100,386	$154,628
Gross Margin	67.2%	65.8%	66.3%
Adjusted Gross Margin	69.7%	68.6%	69.0%

	Six Months Ended June 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$161,681	$104,227	$265,908
Plus:
Depreciation and amortization expense	4,716	3,381	8,097
Stock-based compensation expense	177	142	319
Adjusted Gross Profit	$166,574	$107,750	$274,324
Gross Margin	71.5%	62.9%	67.9%
Adjusted Gross Margin	73.7%	65.0%	70.0%

	Six Months Ended June 30, 2024
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$101,384	$200,845	$302,229
Plus:
Depreciation and amortization expense	3,581	8,061	11,642
Stock-based compensation expense	136	211	347
Adjusted Gross Profit	$105,101	$209,117	$314,218
Gross Margin	66.6%	65.7%	66.0%
Adjusted Gross Margin	69.1%	68.4%	68.7%

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

Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$19,075	$27,660	$(8,585)
Investing activities	(14,998)	(16,230)	1,232
Financing activities	(10,060)	(10,514)	454
Effect of exchange rate changes on cash, cash equivalents and restricted cash	592	(448)	1,040
(Decrease) increase in cash, cash equivalents and restricted cash	$(5,391)	$468	$(5,859)

Cash Flows from Operating Activities

Net cash from operating activities decreased by $8.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to an overall decline in our sales as well as changes in working capital, particularly accounts payable and accrued liabilities which were primarily impacted by the timing of payments. These decreases were partially offset by lower income tax payments of $10.0 million and lower interest payments of $7.9 million as a result of lower debt balances.

Cash Flows used in Investing Activities

Net cash used in investing activities decreased by $1.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily due to a decline in additions to fixed assets and capitalized software.

Cash Flows used in Financing Activities

Net cash used in financing activities decreased by $0.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease primarily related to net proceeds of $16.0 million on the Company's ABL Facility during the six months ended June 30, 2025, compared to net payments of $30.8 million during the six months ended June 30, 2024. This change was partially offset by payments related to our Term Loan. During the six months ended June 30, 2025, the Company made $26.3 million of prepayments on the Company's Term Loan. During the six months ended June 30, 2024, the Company had $20.7 million of net proceeds as we entered into our Term Loan agreement. As a part of the Term Loan agreement, the Company paid debt issuance costs of $5.3 million during the six months ended June 30, 2024.

Debt

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of June 30, 2025, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The

Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As a result of $39.4 million of prepayments made through June 30, 2025, the Company's mandatory amortization payments for the next 12 months total $8.8 million.

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

As of June 30, 2025, the Company had borrowing base availability of $22.0 million. As a result of certain restrictions in the Company's debt agreements, as of June 30, 2025, approximately $14.0 million was available to be drawn upon under the ABL Facility.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of June 30, 2025. We had total recorded debt outstanding of $275.6 million (net of $9.3 million of unamortized original issue discount (“OID”) and debt issuance cost) at June 30, 2025, which was comprised of amounts outstanding under the Term Loan of $245.0 million and ABL Facility of $39.9 million.

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

As of June 30, 2025, the Company had repurchased approximately $0.5 million, or 26,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $39.5 million remains available for share repurchases. The acquired shares were recorded as Treasury stock upon repurchase.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2024 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2025, we had total recorded debt outstanding of $275.6 million (net of $9.3 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $245.0 million and ABL Facility of $39.9 million. Substantially all of this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $2.8 million annually, based on the debt outstanding at June 30, 2025.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the disclosure in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended June 30, 2025.

Item 6.     Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 24, 2020)

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
3.3*	Amendment to the Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

July 30, 2025	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

July 30, 2025	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)