Form 10-Q
period 2025-09-30
Thryv Holdings, Inc.
filed 2025-10-30
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-35895

THRYV HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Municipal Way, Suite 220, Grapevine, TX	76051
(Address of principal executive offices)	(Zip Code)

(972)	453-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	THRY	The Nasdaq Stock Market LLC
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
Yes ☐ No ☒

As of October 28, 2025, there were 43,576,891 shares of the registrant's common stock outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$201,555	$179,852	$593,396	$637,560
Cost of services	65,090	67,871	191,023	223,350
Gross profit	136,465	111,981	402,373	414,210

Operating expenses:
Sales and marketing	68,409	66,484	203,184	201,984
General and administrative	48,017	50,972	152,644	155,229
Impairment charges	—	83,094	—	83,094
Total operating expenses	116,426	200,550	355,828	440,307

Operating income (loss)	20,039	(88,569)	46,545	(26,097)
Other income (expense):
Interest expense	(5,834)	(8,194)	(17,882)	(31,554)
Interest expense, related party	(2,751)	(3,320)	(8,728)	(5,494)
Net periodic pension cost	(665)	(1,581)	(2,211)	(4,743)
Other income (expense)	682	218	3,631	(7,571)
Income (loss) before income tax (expense) benefit	11,471	(101,446)	21,355	(75,459)
Income tax (expense) benefit	(5,817)	5,375	(11,388)	(6,640)
Net income (loss)	$5,654	$(96,071)	$9,967	$(82,099)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(272)	1,330	(531)	1,132
Comprehensive income (loss)	$5,382	$(94,741)	$9,436	$(80,967)

Net income (loss) per common share:
Basic	$0.13	$(2.65)	$0.23	$(2.28)
Diluted	$0.13	$(2.65)	$0.22	$(2.28)

Weighted-average shares used in computing basic and diluted net income (loss) per common share:
Basic	43,747,896	36,308,992	43,636,031	35,983,826
Diluted	44,459,176	36,308,992	44,544,451	35,983,826
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$11,551	$16,311
Accounts receivable, net of allowance of $13,324 in 2025 and $13,051 in 2024	139,849	161,620
Contract assets, net of allowance of $52 in 2025 and $29 in 2024	2,822	2,127
Taxes receivable	8,338	6,218
Prepaid expenses	17,272	13,923
Deferred costs	11,775	8,402
Other current assets	2,317	2,119
Total current assets	193,924	210,720
Fixed assets and capitalized software, net	47,528	44,478
Goodwill	253,809	253,318
Intangible assets, net	27,774	34,259
Deferred tax assets	136,194	143,495
Other assets	42,570	25,895
Total assets	$701,799	$712,165

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,069	$13,011
Accrued liabilities	88,241	95,462
Current portion of unrecognized tax benefits	27,759	26,196
Contract liabilities	33,614	40,315
Current portion of Term Loan	5,250	7,875
Current portion of Term Loan, related party	3,500	5,250
Other current liabilities	4,920	8,151
Total current liabilities	169,353	196,260
Term Loan, net	130,149	146,885
Term Loan, net, related party	88,764	100,436
ABL Facility	40,518	23,891
Pension obligations, net	39,841	38,014
Other liabilities	12,098	9,759
Total long-term liabilities	311,370	318,985
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 71,731,803 shares issued and 43,570,622 shares outstanding at September 30, 2025; and 70,556,740 shares issued and 43,033,960 shares outstanding at December 31, 2024	717	706
Additional paid-in capital	1,296,216	1,272,476
Treasury stock - 28,161,181 shares at September 30, 2025 and 27,522,780 shares at December 31, 2024	(497,934)	(488,903)
Accumulated other comprehensive loss	(15,472)	(14,941)
Accumulated deficit	(562,451)	(572,418)
Total stockholders' equity	221,076	196,920
Total liabilities and stockholders' equity	$701,799	$712,165
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended September 30, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2025	71,703,175	$717	$1,290,326	(27,776,783)	$(492,854)	$(15,200)	$(568,105)	$214,884
Issuance of shares related to stock-based compensation	28,628	—	83	(6,398)	(81)	—	—	2
Stock-based compensation expense	—	—	5,807	—	—	—	—	5,807
Repurchases of common stock	—	—	—	(378,000)	(4,999)	—	—	(4,999)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(272)	—	(272)
Net income	—	—	—	—	—	—	5,654	5,654
Balance as of September 30, 2025	71,731,803	$717	$1,296,216	(28,161,181)	$(497,934)	$(15,472)	$(562,451)	$221,076

Three Months Ended September 30, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2024	63,808,097	$638	$1,170,798	(27,513,828)	$(488,757)	$(15,389)	$(484,230)	$183,060
Issuance of shares related to stock-based compensation	31,935	—	269	(3,787)	(67)	—	—	202
Stock-based compensation expense	—	—	6,011	—	—	—	—	6,011
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,330	—	1,330
Net loss	—	—	—	—	—	—	(96,071)	(96,071)
Balance as of September 30, 2024	63,840,032	$638	$1,177,078	(27,517,615)	$(488,824)	$(14,059)	$(580,301)	$94,532

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Nine Months Ended September 30, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	70,556,740	$706	$1,272,476	(27,522,780)	$(488,903)	$(14,941)	$(572,418)	$196,920
Issuance of shares related to stock-based compensation	1,175,063	11	4,188	(260,401)	(4,032)	—	—	167
Stock-based compensation expense	—	—	19,552	—	—	—	—	19,552
Repurchases of common stock	—	—	—	(378,000)	(4,999)	—	—	(4,999)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(531)	—	(531)
Net income	—	—	—	—	—	—	9,967	9,967
Balance as of September 30, 2025	71,731,803	$717	$1,296,216	(28,161,181)	$(497,934)	$(15,472)	$(562,451)	$221,076

Nine Months Ended September 30, 2024
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	62,660,783	$627	$1,151,259	(27,358,037)	$(485,793)	$(15,191)	$(498,202)	$152,700
Issuance of shares related to stock-based compensation	1,179,249	11	8,166	(133,083)	(2,532)	—	—	5,645
Stock-based compensation expense	—	—	17,653	—	—	—	—	17,653
Repurchases of common stock	—	—	—	(26,495)	(499)	—	—	(499)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,132	—	1,132
Net loss	—	—	—	—	—	—	(82,099)	(82,099)
Balance as of September 30, 2024	63,840,032	$638	$1,177,078	(27,517,615)	$(488,824)	$(14,059)	$(580,301)	$94,532

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities	(unaudited)	(unaudited)
Net income (loss)	$9,967	$(82,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,322	41,144
Amortization of deferred commissions	10,431	14,251
Amortization of debt issuance costs	2,454	3,151
Deferred income taxes	7,667	(11,823)
Provision for credit losses and service credits	13,495	16,496
Stock-based compensation expense	19,552	17,653
Net periodic pension cost	2,211	4,743
Impairment charges	—	83,094
(Gain) loss on foreign currency exchange rates	(3,126)	933
Loss on early extinguishment of debt	—	6,638
Other	38	(3,167)
Changes in working capital items, excluding acquisitions:
Accounts receivable	(5,565)	18,161
Contract assets	(695)	(6,160)
Prepaid expenses and other assets	(21,509)	(7,079)
Accounts payable and accrued liabilities	(16,100)	(14,108)
Other liabilities	(8,821)	(18,188)
Net cash provided by operating activities	41,321	63,640

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(22,491)	(24,730)
Other	(143)	—
Net cash used in investing activities	(22,634)	(24,730)

Cash Flows from Financing Activities
Proceeds from Term Loan	—	234,256
Proceeds from Term Loan, related party	—	109,444
Payments of Term Loan	(21,000)	(345,151)
Payments of Term Loan, related party	(14,000)	(16,717)
Proceeds from ABL Facility	303,528	247,579
Payments of ABL Facility	(286,901)	(274,524)
Principal payments on finance lease obligation	(724)	—
Debt issuance costs	—	(5,480)
Repurchases of common stock	(4,999)	(499)
Other	166	5,646
Net cash used in financing activities	(23,930)	(45,446)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	591	(120)
Decrease in cash, cash equivalents and restricted cash	(4,652)	(6,656)
Cash, cash equivalents and restricted cash, beginning of period	17,760	20,530
Cash, cash equivalents and restricted cash, end of period	$13,108	$13,874

Supplemental Information
Cash paid for interest	$24,152	$35,299
Cash paid for income taxes, net	$4,402	$14,960

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1    Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv” or the “Company”) provides small-to-medium sized businesses (“SMB” or “SMBs”) with print and digital marketing services and Software as a Service (“SaaS”) business management tools. The Company owns and operates Print Yellow Pages (“PYP” or “Print”) and digital marketing services (“Digital”), which includes Internet Yellow Pages, search engine marketing, and other digital media services, including online display and social advertising. In addition, through our all-in-one small business management platform (“Thryv Platform”), the Company is a provider of SaaS business management, communication, and marketing tools designed for SMBs.

We are dedicated to supporting local, independent service-based businesses and emerging franchises by providing a cloud-based software platform and innovative marketing solutions to the entrepreneurs who run them. Our company is built upon a rich legacy in the marketing and advertising industry. We are one of the largest providers of SaaS all-in-one small business management software in addition to providing print and digital marketing solutions to SMBs. Our solutions enable our SMB clients to create an online presence, generate new business leads, manage their customer relationships efficiently with artificial intelligence (“AI”) tools and automations, and run their day-to-day operations to save time, compete and win in today's SMB environment.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the consolidated financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to the Company's significant accounting policies during the three and nine months ended September 30, 2025.

Cash, Cash Equivalents, and Restricted Cash

Restricted cash is primarily associated with security deposits with credit card merchants. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the amount shown in the Company's consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

(in thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$11,551	$12,453
Restricted cash, included in Other current assets	1,557	1,421
Total cash, cash equivalents and restricted cash	$13,108	$13,874

Accounts Receivable, Net of Allowance

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized, but amounts have not yet been billed to the client.

The following table represents the components of Accounts receivable, net of allowance:

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable	$42,901	$45,552
Unbilled accounts receivable (1)	110,272	129,119
Total accounts receivable	$153,173	$174,671
Less: allowance for credit losses	(13,324)	(13,051)
Accounts receivable, net of allowance	$139,849	$161,620
(1)    Unbilled accounts receivable relates primarily to the Company’s print services, which are recognized at a point in time upon delivery of the print services to the intended market(s), but are billed to customers monthly after the delivery of the print services. Unbilled accounts receivable are reclassified as billed accounts receivable monthly when the customers are invoiced.

The following table represents the components of unbilled accounts receivable from contracts with customers:

(in thousands)	September 30, 2025	December 31, 2024
Unbilled accounts receivable - current	$110,272	$129,119
Unbilled accounts receivable - non-current (1)	36,526	16,847
Total unbilled accounts receivable	$146,798	$145,966
(1)    Included in Other assets on the Company's consolidated balance sheets.

Leases

The Company enters into lease agreements for certain facilities and equipment. Operating lease assets are included in Other assets on the Company's consolidated balance sheets. Finance lease assets are included in Fixed assets and capitalized software, net, on the Company's consolidated balance sheets. Lease liabilities are included in Other current liabilities and Other liabilities on the Company's consolidated balance sheets.

During the three and nine months ended September 30, 2025, the Company entered into an arrangement related to a data center in Phoenix, Arizona, which was determined to contain a finance lease. The arrangement contains lease components for the data center equipment and cloud technology and non-lease components for hosting and maintenance services. The Company accounts for these lease and non-lease components separately, and payments associated with non-lease components are expensed as incurred. As of September 30, 2025, the associated finance lease right-of-use asset is $5.7 million, and the short-term and long-term portion of the related finance lease obligations are $0.9 million and $4.2 million, respectively.

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software Subtopic 350-40” (“ASU 2025-06”). The amendments in ASU 2025-06 are intended to simplify the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06, which can be applied using a prospective, retrospective, or modified transition approach, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact that the adoption of this standard will have on the Company's consolidated financial statements.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands) (unaudited)	2024	2024
Revenue	$201,477	$701,402
Net loss	(94,501)	(80,031)

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

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Company's consolidated balance sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations. The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the three and nine months ended September 30, 2025, the Company recognized revenue of $1.7 million and $39.7 million, respectively, that was recorded in Contract liabilities as of December 31, 2024. For the three and nine months ended September 30, 2024, the Company recognized revenue of $1.0 million and $37.8 million, respectively, that was recorded in Contract liabilities as of December 31, 2023.

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
The following table sets forth the carrying amount and fair value of the Term Loan:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$227,663	$228,660	$260,446	$264,353

Note 5     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of the Company's goodwill for the nine months ended September 30, 2025.

(in thousands)	SaaS	Marketing Services	Total
Balance as of December 31, 2024	$253,318	$—	$253,318
Measurement period adjustments to Keap Acquisition (1)	491	—	491
Balance as of September 30, 2025	$253,809	$—	$253,809
(1)    Goodwill increased during the nine months ended September 30, 2025 in connection with a measurement period adjustment for the Keap Acquisition. See Note 2, Acquisitions.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$824,150	$(801,452)	$22,698	7.0
Trademarks and domain names	229,342	(224,266)	5,076	6.8
Covenants not to compete	5,222	(5,222)	—	0.0
Total intangible assets	$1,058,714	$(1,030,940)	$27,774	6.9

	As of December 31, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$818,781	$(790,891)	$27,890	7.4
Trademarks and domain names	228,021	(221,936)	6,085	7.4
Covenants not to compete	5,221	(4,937)	284	0.5
Total intangible assets	$1,052,023	$(1,017,764)	$34,259	7.4

Amortization expense for intangible assets for the three and nine months ended September 30, 2025 was $2.0 million and $6.5 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2024 was $3.3 million and $13.7 million, respectively.

Estimated aggregate future amortization expense for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2025 (remaining)	$1,803
2026	5,937
2027	4,587
2028	4,224
2029	3,762
Thereafter	7,461
Total	$27,774

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses as of September 30, 2025 and 2024:

(in thousands)	2025	2024
Balance as of January 1	$13,080	$14,961
Additions (1)	10,988	12,256
Deductions (2)	(10,692)	(8,294)
Balance as of September 30 (3)	$13,376	$18,923

(1)    For the nine months ended September 30, 2025 and 2024, the Company recorded a provision for credit losses of $11.0 million and $12.3 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2025 and 2024, the Company recorded a provision for credit losses of $3.3 million and $3.3 million, respectively, which is included in General and administrative expense in the Company's consolidated statements of operations and comprehensive income (loss).

(2)    For the nine months ended September 30, 2025 and 2024, the deductions represent amounts written off as uncollectible, net of recoveries.

(3)    As of September 30, 2025, $13.3 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of September 30, 2024, $18.9 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 7     Accrued Liabilities

The following table sets forth additional financial information related to the Company's accrued liabilities as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Accrued salaries and related expenses	$46,749	$52,144
Accrued customer payments and service credits	11,774	12,167
Accrued traffic acquisition costs	8,554	8,703
Accrued taxes	2,856	4,805
Other accrued expenses	18,308	17,643
Accrued liabilities	$88,241	$95,462

Note 8      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of September 30, 2025 and December 31, 2024:

(in thousands)	Maturity	Interest Rate		September 30, 2025	December 31, 2024
Term Loan	May 1, 2029	SOFR +	6.75%	$236,250	$271,250
ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	40,518	23,891
Unamortized original issue discount and debt issuance costs				(8,587)	(10,804)
Total debt obligations				$268,181	$284,337
Current portion of Term Loan				(8,750)	(13,125)
Total long-term debt obligations				$259,431	$271,212

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of September 30, 2025, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As a result of $35.0 million of prepayments made through September 30, 2025, the Company's mandatory amortization payments for the next 12 months total $8.8 million.

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

The Company has recorded accrued interest of $0.3 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, which is included in Other current liabilities on the Company's consolidated balance sheets.

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

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the Term Loan, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the Term Loan), which shall not be less than the quarterly thresholds set forth in the Term Loan Agreement as of the last day of each fiscal quarter. As of September 30, 2025, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

As of September 30, 2025 and December 31, 2024, the Company had debt issuance costs with a remaining balance of $0.8 million and $1.1 million, respectively. These debt issuance costs are included in Other assets on the Company's consolidated balance sheets.

As of September 30, 2025, the Company had borrowing base availability of $22.0 million. As a result of certain restrictions in the Company's debt agreements, as of September 30, 2025, approximately $14.1 million was available to be drawn upon under the ABL Facility.

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

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of September 30, 2025, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the components of net periodic pension cost for the Company's pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest cost	$4,732	$4,824	$14,196	$14,472
Expected return on assets	(3,965)	(3,243)	(11,894)	(9,729)
Settlement gain	(1)	—	—	—
Remeasurement gain	(101)	—	(91)	—
Net periodic pension cost	$665	$1,581	$2,211	$4,743

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

During the three and nine months ended September 30, 2025, the Company made no contributions to the qualified plans and contributions and associated payments of $0.1 million and $0.4 million, respectively, to the non-qualified plans. During the three and nine months ended September 30, 2024, the Company made no cash contributions to the qualified plans, and contributions and associated payments of $0.1 million and $0.4 million, respectively, to the non-qualified plans.

For fiscal year 2025, the Company expects to contribute approximately $3.0 million to $5.0 million to the qualified plans and approximately $0.5 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table sets forth the amounts recognized in the Company's consolidated statements of operations and comprehensive income (loss) during the periods presented related to stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of services	$147	$160	$466	$507
Sales and marketing	1,653	1,915	5,633	5,255
General and administrative	4,007	3,936	13,453	11,891
Stock-based compensation expense	$5,807	$6,011	$19,552	$17,653

The following table sets forth stock-based compensation expense by award type during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
RSUs	$2,995	$3,101	$8,899	$9,685
PSUs	2,574	2,559	9,617	6,664
Stock options	—	145	150	435
ESPP	238	206	886	869
Stock-based compensation expense	$5,807	$6,011	$19,552	$17,653

Restricted Stock Units

The following table sets forth the Company's restricted stock unit (“RSU”) activity during the nine months ended September 30, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2024	1,187,426	$19.42
Granted	1,043,059	14.69
Vested	(580,922)	20.17
Forfeited	(152,922)	16.94
Nonvested balance as of September 30, 2025	1,496,641	$16.15

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

As of September 30, 2025, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $16.4 million and is expected to be recognized over a weighted-average period of 1.76 years.

During the nine months ended September 30, 2025, the Company issued an aggregate of 543,352 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table sets forth the Company's performance-based restricted stock unit (“PSU”) activity during the nine months ended September 30, 2025:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2024	1,350,358	$22.01
Granted	656,405	14.92
Vested	(407,117)	25.88
Forfeited	(58,277)	14.41
Nonvested balance as of September 30, 2025	1,541,369	$17.92

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures or market conditions set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures or market conditions over a three-year performance period relative to certain performance and market conditions. The grant date fair value of PSUs that vest relative to a performance condition is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant date fair value of PSUs that vest relative to a market condition is measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of September 30, 2025, the nonvested balance of PSUs that vest based on performance and market conditions was 616,555 and 462,407 shares, respectively.

As of September 30, 2025, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $13.0 million and is expected to be recognized over a weighted-average period of 1.42 years.

During the nine months ended September 30, 2025, the Company issued an aggregate of 165,455 shares of common stock to employees and non-employee directors upon the vesting of PSUs previously granted under the 2020 Plan.

Stock Options

As of September 30, 2025, there was no unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options, as all granted stock options were fully vested on October 15, 2024.

During the nine months ended September 30, 2025, the Company issued an aggregate of 294,695 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

During the nine months ended September 30, 2024, the Company issued an aggregate of 588,611 shares of common stock to employees upon the exercise of options previously granted under the 2016 Stock Incentive Plan and 2020 Plan at exercise prices ranging from $3.68 to $13.82 per share.

Employee Stock Purchase Plan

During the nine months ended September 30, 2025, the Company issued 171,561 shares through the Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2024, the Company issued 149,983 shares through the ESPP.

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

During the three and nine months ended September 30, 2025, the Company repurchased 378,000 shares of its outstanding common stock. The total purchase price of these transactions was approximately $5.0 million. The acquired shares were recorded as Treasury stock upon repurchase.

As of September 30, 2025, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases.

Note 11     Earnings per Share

The following table sets forth the calculation of the Company's basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Basic net income (loss) per share:
Net income (loss)	$5,654	$(96,071)	$9,967	$(82,099)
Weighted-average basic shares outstanding	43,747,896	36,308,992	43,636,031	35,983,826
Basic net income (loss) per share	$0.13	$(2.65)	$0.23	$(2.28)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Diluted net income (loss) per share:
Net income (loss)	$5,654	$(96,071)	$9,967	$(82,099)
Weighted-average basic shares outstanding	43,747,896	36,308,992	43,636,031	35,983,826
Plus: Common stock equivalents associated with stock-based compensation	711,280	—	908,420	—
Weighted-average diluted shares outstanding	44,459,176	36,308,992	44,544,451	35,983,826
Diluted net income (loss) per share	$0.13	$(2.65)	$0.22	$(2.28)
The computation of weighted-average diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding RSUs	443,819	36,334	2,492,202	228,681
Outstanding PSUs	218,842	—	485,833	221,326
Outstanding stock options	1,930,972	—	5,808,472	—
Outstanding ESPP shares	81,933	61,442	258,530	228,707

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was 50.7% and 53.3% for the three and nine months ended September 30, 2025, respectively, and 5.3% and (8.8%) for the three and nine months ended September 30, 2024, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

As of September 30, 2025 and December 31, 2024, the amount of unrecognized tax benefits was $18.8 million and $18.1 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of September 30, 2025 and December 31, 2024, the Company had $13.0 million and $11.3 million, respectively, recorded for interest on the Company's consolidated balance sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company expects to complete resolution of certain tax years with various tax authorities within the next 12 months. The Company believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $15.6 million within the next 12 months, affecting the Company’s ETR if realized. See Note 13, Contingent Liabilities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law which may impact the Company. The Company continues to assess the provisions of the OBBBA and does not expect a material impact to the financial statements.

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

As of September 30, 2025 and December 31, 2024, the Company has reserved $29.9 million and $28.3 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance.

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the IRC Section 199 tax case. Once finalized, the Draft Settlement will result in a decrease in the unrecognized tax benefit recorded for this tax position. During the year ended December 31, 2024, the Company recorded a measurement adjustment to the uncertain tax position liability to account for the new information received from the Draft Settlement. The settlement was finalized, and with respect to the YP LLC partnership, the court entered its final decision on October 22, 2024, reflecting the parties' settlement. With respect to the litigation regarding the Print Media, LLC partnership, the Company successfully applied the terms of the IRS settlement for the YP LLC partnership to the dispute regarding the Print Media LLC partnership. On March 10, 2025, the parties filed a Proposed Stipulated Decision with the court reflecting their agreement. The parties are awaiting the court to enter its final decision in that case.

Note 14     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2025 and 2024:

	Accumulated Other Comprehensive Loss
(in thousands)	2025	2024
Balance as of January 1	$(14,941)	$(15,191)
Foreign currency translation adjustment, net of tax expense of $0.0 million and $0.4 million, respectively	(531)	1,132
Balance as of September 30	$(15,472)	$(14,059)

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

The following tables summarize the operating results of the Company's reportable segments. Segment cost of services, Segment sales and marketing, and Segment general and administrative expenses presented below exclude the allocation of depreciation and amortization expense, stock-based compensation expense, restructuring and integration expenses, net periodic pension cost, transaction costs and other expenses.

	Three Months Ended September 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$115,903	$85,652	$201,555
Less:
Segment cost of services	31,291	29,964	61,255
Segment sales and marketing	43,882	19,114	62,996
Segment general and administrative	21,139	15,332	36,471
Segment Adjusted EBITDA	$19,591	$21,242	$40,833

	Three Months Ended September 30, 2024
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$87,055	$92,797	$179,852
Less:
Segment cost of services	24,168	38,846	63,014
Segment sales and marketing	36,676	23,240	59,916
Segment general and administrative	15,897	21,402	37,299
Segment Adjusted EBITDA	$10,314	$9,309	$19,623

	Nine Months Ended September 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$342,037	$251,359	$593,396
Less:
Segment cost of services	90,851	87,921	178,772
Segment sales and marketing	129,263	56,306	185,569
Segment general and administrative	68,124	47,965	116,089
Segment Adjusted EBITDA	$53,799	$59,167	$112,966

	Nine Months Ended September 30, 2024
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$239,171	$398,389	$637,560
Less:
Segment cost of services	71,184	135,321	206,505
Segment sales and marketing	103,728	78,407	182,135
Segment general and administrative	40,345	75,524	115,869
Segment Adjusted EBITDA	$23,914	$109,137	$133,051

A reconciliation of the Company’s Income (loss) before income tax (expense) benefit to total Segment Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income (loss) before income tax (expense) benefit	$11,471	$(101,446)	$21,355	$(75,459)
Interest expense	8,585	11,514	26,610	37,048
Depreciation and amortization expense	9,615	12,519	31,322	41,144
Stock-based compensation expense	5,807	6,011	19,552	17,653
Restructuring and integration expenses	5,371	4,861	15,546	17,679
Transaction costs	—	1,706	—	1,706
Net periodic pension cost	665	1,581	2,211	4,743
Loss on early extinguishment of debt	—	—	—	6,638
Impairment charges	—	83,094	—	83,094
Other	(681)	(217)	(3,630)	(1,195)
Total Segment Adjusted EBITDA	$40,833	$19,623	$112,966	$133,051
The following table sets forth the Company's disaggregation of Revenue based on type of service for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
SaaS	$115,903	$87,055	$342,037	$239,171
Marketing Services
Print	62,617	44,174	167,331	211,441
Digital	23,035	48,623	84,028	186,948
Total Marketing Services	85,652	92,797	251,359	398,389
Revenue	$201,555	$179,852	$593,396	$637,560
Revenue by geography is based on the location of the client. The following table sets forth the Company's disaggregation of Revenue based on geographic region for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$178,732	$156,016	$496,979	$530,585
International (1)	22,823	23,836	96,417	106,975
Revenue	$201,555	$179,852	$593,396	$637,560
(1)    Revenue from customers located in Australia was approximately 8.9% and 11.2% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 13.5% and 14.6% for the nine months ended September 30, 2025 and 2024, respectively. No other individual country from the International region contributed more than 10% of total revenue for the three and nine months ended September 30, 2025 and 2024.

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

Overview

We are dedicated to supporting local, independent businesses and franchises by providing innovative marketing solutions and cloud-based tools to the entrepreneurs who run them. We are one of the largest providers of SaaS end-to-end customer experience tools and digital marketing solutions to small-to-medium sized businesses (“SMBs”). Our solutions enable our SMB clients to create an online presence, generate new business leads, manage their customer relationships and run their day-to-day business operations.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2025, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

We serve approximately 250,000 SMB clients globally through two business segments: SaaS and Marketing Services.

SaaS. Our SaaS segment generated $115.9 million and $87.1 million of consolidated revenue for the three months ended September 30, 2025 and 2024, respectively, and $342.0 million and $239.2 million of consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively. Our primary SaaS offerings are comprised of Thryv®, our flagship all-in-one small business management platform, which includes Thryv Marketing Center, Thryv Business Center, Thryv Workforce Center, Thryv Reporting Center, Keap®, ThryvPay®, KeapPay and Thryv Add-Ons (collectively referred to as our “Thryv Platform”).
•Thryv Marketing Center is a fully integrated next generation marketing platform operated by the end user. Marketing Center contains everything a small business owner needs to create an online presence and market and grow their business effectively, including easy to understand, artificial intelligence (“AI”) driven analytics and lead attribution, helping them understand what marketing is working for them.
•Thryv Business Center is designed to allow an SMB everything necessary to streamline day-to-day business operations, including customer relationship management, appointment scheduling, estimate and invoice creation, and online review management.
•Thryv Workforce Center is our Human Resources and payroll solution for SMBs, helping businesses onboard, manage, and pay employees with ease.
•Thryv Reporting Center provides reporting capabilities specifically designed for SMBs, delivering key metrics in a visual format and allowing SMB owners to gain real-time insights to help manage and grow their business.
•Keap® is Thryv's sales and marketing automation engine that helps SMBs to efficiently grow by automating repetitive tasks, campaigns, and processes, including customer relationship management, using automation tools and AI.
•ThryvPay® and KeapPay are our own branded payment solutions that allow users to get paid via credit card and ACH and are tailored to service-focused businesses that want to provide consumers safe, contactless, and fast online payment options.
•Thryv Add-Ons include AI-assisted website development, search engine optimization tools, Google Business Profile optimization, Hub by ThryvSM, Thryv Leads®, growth packages, and social media services. These optional platform subscription-based add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Marketing Services. Our Marketing Services segment provides both print and digital solutions and generated $85.7 million and $92.8 million of consolidated revenues for the three months ended September 30, 2025 and 2024, respectively, and $251.4 million and $398.4 million of consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively. Our Marketing Services offerings include our owned and operated Print Yellow Pages (“Print”), which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com,

Superpages.com, and Dexknows.com URLs, search engine marketing solutions and other digital media solutions, which include online display and social advertising, and online presence (collectively referred to as “Digital”). During the third quarter of 2024, we made a strategic decision to terminate our Marketing Services solutions by the end of 2028.

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

During the twelve months ended September 30, 2025, we converted approximately 16,000 clients with Digital marketing services products to our Thryv Platform who were not already SaaS clients at the time of conversion. As of September 30, 2025, approximately 13,000 of these clients remained as SaaS clients. The conversion of these Marketing Services clients increased SaaS revenue by $4.6 million and $12.6 million during the three and nine months ended September 30, 2025, respectively.

Additionally, during the twelve months ended September 30, 2025, we converted Digital marketing services products to our Thryv Platform for approximately 9,000 clients who already had at least one SaaS product in our Thryv Platform at the time of conversion. The conversion of these Marketing Services clients increased SaaS revenue by $3.8 million and $9.3 million during the three and nine months ended September 30, 2025, respectively.

The conversion of Marketing Services products for clients who were not already SaaS clients at the time of conversion decreases the number of clients in the Marketing Services segment and increases the number of clients in the SaaS segment. The conversion of products for Marketing Services clients (whether or not those clients had SaaS solutions prior to the conversion) decreases the revenue of the Marketing Services segment and increases the revenue of the SaaS segment. While we believe the conversions initiated for clients by Thryv provides valuable upgrades from Digital marketing services to our Thryv Platform and that converted clients will be more likely to subscribe for additional features of the Thryv Platform in the future, Thryv's conversion of products for these clients outside of the traditional sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During 2024 and the nine months ended September 30, 2025, the churn of clients converted by Thryv from our Digital marketing services solutions to our Thryv Platform was in line with the churn from the other clients in our SaaS segment.

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

	As of September 30,
(in thousands)	2025	2024
Clients
Marketing Services (1)	188	251
SaaS (2)	103	96
Total (3)	249	295
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
Marketing Services clients decreased by 63 thousand, or 25%, as of September 30, 2025 as compared to September 30, 2024. This decrease was primarily related to the secular decline in the print media industry, significant competition in the digital media space, and from our strategic decision to accelerate the conversion of clients from Digital marketing services solutions to SaaS offerings.
SaaS clients increased by 7 thousand, or 7%, as of September 30, 2025 as compared to September 30, 2024, primarily due to the conversion of clients from Digital marketing services solutions to the Thryv Platform during 2024 and continuing into 2025. In addition, during the fourth quarter of 2024, we added 15 thousand clients from the Keap Acquisition.
Total clients decreased by 46 thousand, or 16%, as of September 30, 2025 as compared to September 30, 2024. The primary driver of this decrease was the secular decline in the print media business combined with increasing competition in the digital media and SaaS space, partially offset by an increase in SaaS clients resulting from the Keap Acquisition.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ARPU (Monthly)
Marketing Services	$106	$126	$110	$137
SaaS	365	307	350	333

Monthly ARPU for Marketing Services decreased by $20, or 16%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and decreased by $27, or 20%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, caused by the continuing shift of advertising spend to larger digital media audiences, and our strategic decision to accelerate the conversion of clients from Digital marketing services solutions to SaaS offerings.

Monthly ARPU for SaaS increased by $58, or 19%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and increased by $17, or 5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in ARPU for the three and nine months ended September 30, 2025 was driven by the sale of additional SaaS offerings to existing SaaS clients, the growth of the average spend of new SaaS clients, price increases implemented in the third quarter of 2024 and the second quarter of 2025, and the Keap acquisition during the fourth quarter of 2024 which added clients with a higher average ARPU. This was partially offset by the conversion of clients from lower ARPU Digital marketing services solutions to our SaaS offerings at no additional cost to the client at the time of upgrade.
Seasoned Net Revenue Retention for SaaS

We believe that Seasoned Net Revenue Retention (“Seasoned NRR”) is an indicator of our ability to retain and expand revenue for established clients that have had one or more SaaS offerings for at least a year. Seasoned NRR is calculated by dividing the revenue of all SaaS clients during the last month of the year or quarter, as applicable, by the same clients' revenue one year ago. Seasoned NRR excludes clients acquired over the previous 12 months, which includes clients acquired in the Keap Acquisition. Revenue added to the SaaS segment as a result of the conversion of a Marketing Services product to a SaaS product is included in the calculation of Seasoned NRR for any client who, at the time Thryv converted a Marketing Services product to a SaaS product for that client, already had at least one SaaS product for at least one year. The revenue associated with the products upgraded by Thryv to SaaS for these clients increases SaaS revenue and Seasoned NRR at the time of conversion.

	As of September 30,
	2025	2024
Seasoned NRR	94%	101%

Seasoned NRR decreased by 700 basis points from 101% as of September 30, 2024 to 94% as of September 30, 2025. The decrease in Seasoned NRR resulted primarily from a decrease in revenue associated with cancellations by clients of SaaS products held for at least one year outpacing the combination of Thryv up-selling clients who had a SaaS product for at least one year, Thryv's conversion of marketing services products for clients who, at the time of conversion, already had at least one SaaS product at least one year, and the amount of revenue that became seasoned for purposes of Thryv's seasoned NRR calculation during the three months ended September 30, 2025.

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

Other Income (Expense)

Other income (expense) consists of interest expense, net periodic pension cost, and other expense, which primarily includes foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,
	2025 (1)		2024
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$201,555	100%	$179,852	100%
Cost of services	65,090	32.3%	67,871	37.7%
Gross profit	136,465	67.7%	111,981	62.3%

Operating expenses:
Sales and marketing	68,409	33.9%	66,484	37.0%
General and administrative	48,017	23.8%	50,972	28.3%
Impairment charges	—	—%	83,094	46.2%
Total operating expenses	116,426	57.8%	200,550	111.5%

Operating income (loss)	20,039	9.9%	(88,569)	49.2%

Other income (expense):
Interest expense	(8,585)	4.3%	(11,514)	6.4%
Net periodic pension cost	(665)	0.3%	(1,581)	0.9%
Other income	682	0.3%	218	0.1%
Income (loss) before income tax (expense) benefit	11,471	5.7%	(101,446)	56.4%
Income tax (expense) benefit	(5,817)	2.9%	5,375	3.0%
Net income (loss)	$5,654	2.8%	$(96,071)	53.4%
Other financial data:
Adjusted EBITDA(2)	$40,833	20.3%	$19,623	10.9%
Adjusted Gross Profit(3)	$140,301		$116,839
Adjusted Gross Margin(4)	69.6%		65.0%

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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands of $)	(unaudited)
SaaS	$115,903	$87,055	$28,848	33.1%
Marketing Services	85,652	92,797	(7,145)	(7.7)%
Revenue	$201,555	$179,852	$21,703	12.1%
Revenue increased by $21.7 million, or 12.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by an increase in SaaS revenue of $28.8 million partially offset by a decrease in Marketing Services revenue of $7.1 million.
SaaS Revenue
SaaS revenue increased by $28.8 million, or 33.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to the acquisition of Keap, new sales, client expansion, price increases, and the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its Digital marketing services solutions to its SaaS offerings. Of the $28.8 million SaaS revenue increase, (i) Keap contributed $16.8 million, (ii) the conversion of Digital marketing services products for clients to SaaS products during the first nine months of 2025 contributed $5.5 million, and (iii) new sales, client expansion, and product price increases during the first nine months of 2025 contributed $14.2 million. These increases were partially offset by decreases in SaaS revenue of $7.7 million due to net revenue changes associated with products sold or converted prior to January 1, 2025, including net expanded revenue from converted products.
Marketing Services Revenue
Marketing Services revenue decreased by $7.1 million, or 7.7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Print revenue increased by $18.4 million, or 41.8%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase in Print revenue was primarily driven by the impact of publication timing differences of our U.S. directories, as a result of our Print agreements having greater than 12-month terms, partially offset by the continued secular decline in U.S. and international industry demand for Print services.
Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 24 months for U.S. directories in 2025. During the fourth quarter of 2024, we began to transition from 18-month publication cycles to 24-month publication cycles for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. Due to publication timing differences, the Company recognized revenue for more published directories during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
On a publication-by-publication basis, the increase in average publication cycles from 18 months to 24 months results in an average revenue increase of 23% per published directory compared to the last time the directory was published. However, when adjusting the published directory’s revenue on a monthly basis, that is the published directory’s revenue divided by the number of months of the published lifecycle, the average revenue per published directory decreased by 32% compared to the last time the directory was published. The net impact on revenue per published directory was a 9% decline for the directories published during the three months ended September 30, 2025. This net decline per directory was the result of the secular decline in industry demand for Print services.
Digital revenue decreased by $25.6 million, or 52.6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was driven in large part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of Digital marketing services products for clients to SaaS offerings.

For the three months ended September 30, 2025, Thryv's conversion of Digital marketing services products for clients to SaaS offerings prior to January 1, 2025 reduced Marketing Services revenue by $3.0 million, and Thryv's conversion of Digital marketing services products to SaaS products since January 1, 2025 reduced Marketing Services revenues by an additional $5.5 million. Digital revenue has further decreased due to a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. For the three months ended September 30, 2025, the continued trending decline and significant competition resulted in a $17.1 million decrease in Digital revenue.

Cost of Services

Cost of services decreased by $2.8 million, or 4.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily driven by strategic cost saving initiatives. Specifically, we reduced employee-related expenses by $1.6 million and contract services expense by $0.8 million. Additionally, depreciation and amortization expense decreased by $1.0 million due to the accelerated amortization method used by the Company. These decreases were partially offset by increases in printing, distribution, digital and fulfillment costs of $0.7 million.

Gross Profit

Gross profit increased by $24.5 million, or 21.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in Gross profit was primarily due to an increase in SaaS revenue and a decrease in Cost of services as a result of strategic cost saving initiatives.

Our gross margin increased to 67.7% for the three months ended September 30, 2025 compared to 62.3% for the three months ended September 30, 2024. Gross margin from our SaaS segment increased to 71.1% for the three months ended September 30, 2025, compared to 69.6% for the three months ended September 30, 2024 as a result of an increase in revenue and strategic cost savings initiatives. Gross margin from our Marketing Services segment increased to 63.1% for the three months ended September 30, 2025, compared to 55.4% for the three months ended September 30, 2024 as a result of strategic cost savings initiatives.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $1.9 million, or 2.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to an increase in employee-related expenses of $4.1 million, an increase in marketing and advertising expenses of $1.7 million, and an increase in contract services expense of $1.8 million. These increases were partially offset by a decrease in sales commissions of $5.1 million, a decrease in depreciation and amortization expense of $1.0 million due to the accelerated amortization method used by the Company, and a decrease in stock-based compensation of $0.3 million.

General and Administrative

General and administrative expense decreased by $3.0 million, or 5.8%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in transaction costs of $1.5 million, a decrease in employee-related expenses of $1.3 million, and a decrease in depreciation and amortization expense of $0.9 million due to the accelerated amortization method used by the Company. These decreases were partially offset by an increase in contract services expense of $1.1 million.

Impairment Charges

Impairment charges decreased by $83.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Impairment charges of $83.1 million were recognized as a result of a goodwill impairment in our Marketing Services reporting unit during the three months ended September 30, 2024, while no impairment charges were recognized during the three months ended September 30, 2025.

Other Income (Expense)

Interest Expense

Interest expense decreased by $2.9 million, or 25.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven primarily by lower outstanding debt balances.

Net Periodic Pension Cost

Net periodic pension cost decreased by $0.9 million for the three months ended September 30, 2025. This decrease was primarily due to an increase in expected return on plan assets of $0.7 million.

Other Income (Expense)

Other income increased by $0.5 million for the three months ended September 30, 2025. This increase was primarily due to an increase in foreign-currency related gain.

Income Tax (Expense) Benefit
The Company's effective tax rate (“ETR”) was 50.7% and 5.3% for the three months ended September 30, 2025 and 2024, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA increased by $21.2 million, or 108.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in Adjusted EBITDA was primarily driven by the increase in sales of our higher margin SaaS solutions. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Nine Months Ended September 30,
	2025 (1)		2024
	(unaudited)
(in thousands of $)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$593,396	100%	$637,560	100%
Cost of services	191,023	32.2%	223,350	35.0%
Gross profit	402,373	67.8%	414,210	65.0%

Operating expenses:
Sales and marketing	203,184	34.2%	201,984	31.7%
General and administrative	152,644	25.7%	155,229	24.3%
Impairment charges	—	—%	83,094	13.0%
Total operating expenses	355,828	60.0%	440,307	69.1%

Operating income (loss)	46,545	7.8%	(26,097)	4.1%

Other income (expense):
Interest expense	(26,610)	4.5%	(37,048)	5.8%
Net periodic pension cost	(2,211)	0.4%	(4,743)	0.7%
Other income (expense)	3,631	0.6%	(7,571)	1.2%
Income (loss) before income tax expense	21,355	3.6%	(75,459)	11.8%
Income tax expense	(11,388)	1.9%	(6,640)	1.0%
Net income (loss)	$9,967	1.7%	$(82,099)	12.9%
Other financial data:
Adjusted EBITDA(2)	$112,966	19.0%	$133,051	20.9%
Adjusted Gross Profit(3)	$414,625		$431,057
Adjusted Gross Margin(4)	69.9%		67.6%
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
(4)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands of $)	(unaudited)
SaaS	$342,037	$239,171	$102,866	43.0%
Marketing Services	251,359	398,389	(147,030)	(36.9)%
Revenue	$593,396	$637,560	$(44,164)	(6.9)%
Revenue decreased by $44.2 million, or 6.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven by a decrease in Marketing Services revenue of $147.0 million partially offset by an increase in SaaS revenue of $102.9 million.

SaaS Revenue

SaaS revenue increased by $102.9 million, or 43.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily attributable to the acquisition of Keap, new sales, client expansion, price increases, and the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its Digital marketing services solutions to its SaaS offerings. Of the $102.9 million SaaS revenue increase, (i) Keap contributed $53.4 million, (ii) the conversion of Digital marketing services products for clients to SaaS products during the first nine months of 2025 contributed $12.0 million, and (iii) new sales, client expansion, and product price increases during the first nine months of 2025 contributed $26.7 million. Finally, SaaS revenue increased $10.8 million due to net revenue changes associated with products sold or converted prior to January 1, 2025, including net expanded revenue from converted products.

Marketing Services Revenue

Marketing Services revenue decreased by $147.0 million, or 36.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Print revenue decreased by $44.1 million, or 20.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12-month terms, as well as the continued secular decline in U.S. and international industry demand for Print services.

Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 24 months for U.S. directories in 2025. During the fourth quarter of 2024, we began to transition from 18-month publication cycles to 24-month publication cycles for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. Due to publication timing differences, the Company recognized revenue for fewer published directories during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

On a publication-by-publication basis, the increase in average publication cycles from 18 months to 24 months results in an average revenue increase of 16% per published directory compared to the last time the directory was published. However, when adjusting the published directory’s revenue on a monthly basis, that is the published directory’s revenue divided by the number of months of the published lifecycle, the average revenue per published directory decreased by 33% compared to the last time the directory was published. The net impact on revenue per published directory was a 17% decline for the directories published during the nine months ended September 30, 2025. This net decline per directory was the result of the secular decline in industry demand for Print services.

Digital marketing services revenue decreased by $102.9 million, or 55.1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven in large part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of Digital marketing services products for its clients to SaaS offerings. For the nine months ended September 30, 2025, Thryv's conversion of Digital marketing services products for clients to SaaS offerings prior to January 1, 2025 reduced Marketing Services revenue by $9.8 million, and Thryv's conversion of Digital marketing services products for clients to SaaS products since January 1, 2025 reduced Marketing Services revenue by an additional $12.0 million. Digital revenue has further decreased due to a continued trending decline in the Company's Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp, and Facebook. For the nine months ended September 30, 2025, the continued trending decline and significant competition resulted in a $81.1 million decrease in digital revenue.

Cost of Services

Cost of services decreased by $32.3 million, or 14.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily driven by the corresponding decline in revenue and by strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $21.6 million, employee-related expenses by $3.5 million and contract services expense by $2.9 million. Additionally, depreciation and amortization expense decreased $4.6 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $11.8 million, or 2.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in Cost of services as a result of a decline in total revenue and strategic cost saving initiatives.

Gross margin increased by 280 basis points to 67.8% for the nine months ended September 30, 2025 compared to 65.0% for the nine months ended September 30, 2024. Gross margin from our SaaS segment increased to 71.4% for the nine months ended September 30, 2025 compared to 67.7% for the nine months ended September 30, 2024. This increase was partially offset by a decrease in gross margin from our Marketing Services segment to 63.0% for the nine months ended September 30, 2025 compared to 63.3% for the nine months ended September 30, 2024. SaaS gross margin increased as a result of an increase in revenue and strategic cost savings initiatives. Marketing Services gross margin decreased as a result of decreased demand for our Marketing Services solutions.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased by $1.2 million, or 0.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in employee-related expenses of $7.2 million due to employees that remained with the Company following the acquisition of Keap, an increase in advertising and marketing expenses of $4.7 million, and an increase in contract services expense of $3.1 million. These increases were partially offset by a decrease in sales commissions of $11.6 million due to new sales commissions plans and revised targets and a decrease in depreciation and amortization expense of $2.9 million due to the accelerated amortization method used by the Company.

General and Administrative

General and administrative expense decreased by $2.6 million, or 1.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease in non-recurring restructuring and integration expenses of $3.5 million, a decrease in employee-related expenses of $2.5 million, a decrease in severance expense of $1.4 million, a decrease in general tax expenses of $1.8 million, a decrease in bad debt expense of $1.3 million, and a decrease in depreciation and amortization expense of $2.4 million as a result of the accelerated amortization method used by the Company. These decreases were partially offset by the absence of a $3.2 million gain on disposal of certain intangible assets recorded during the nine months ended September 30, 2024, an increase in contract services expense of $5.5 million, and an increase in stock-based compensation expense of $1.6 million.

Impairment Charges
Impairment charges decreased by $83.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Impairment charges of $83.1 million were recognized as a result of a goodwill impairment in our Marketing Services reporting unit during the nine months ended September 30, 2024, while no impairment charges were recognized during the nine months ended September 30, 2025.

Other Income (Expense)

Interest Expense

Interest expense decreased by $10.4 million, or 28.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven primarily by lower outstanding debt balances.

Net Periodic Pension Cost

Net periodic pension cost decreased by $2.5 million for the nine months ended September 30, 2025. This decrease was primarily due to a higher return on plan assets of $2.2 million.

Other Income (Expense)

Other income was $3.6 million for the nine months ended September 30, 2025, compared to Other expense of $7.6 million for the nine months ended September 30, 2024. The net increase of $11.2 million was primarily due to a $6.6 million loss on early extinguishment of debt recognized during the nine months ended September 30, 2024. Additionally, the Company recognized a foreign-currency related gain of $3.1 million during the nine months ended September 30, 2025, compared to a foreign-currency related loss of $0.9 million during the nine months ended September 30, 2024.

Income Tax Expense
The Company's ETR was 53.3% and (8.8%) for the nine months ended September 30, 2025 and 2024, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA decreased by $20.1 million, or 15.1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in Adjusted EBITDA was primarily driven by the secular decline in our Marketing Services segment, partially offset by the growth in our SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.

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
We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income (loss) plus Interest expense, Income tax expense, Depreciation and amortization expense, Restructuring and integration expenses, Stock-based compensation expense, and non-operating expenses, such as Net periodic pension cost and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income (loss) as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and Stock-based compensation expense.
Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.
The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA
Net income (loss)	$5,654	$(96,071)	$9,967	$(82,099)
Interest expense	8,585	11,514	26,610	37,048
Depreciation and amortization expense	9,615	12,519	31,322	41,144
Stock-based compensation expense	5,807	6,011	19,552	17,653
Restructuring and integration expenses (1)	5,371	4,861	15,546	17,679
Income tax expense (benefit)	5,817	(5,375)	11,388	6,640
Transaction costs (2)	—	1,706	—	1,706
Net periodic pension cost (3)	665	1,581	2,211	4,743
Loss on early extinguishment of debt (4)	—	—	—	6,638
Impairment charges	—	83,094	—	83,094
Other (5)	(681)	(217)	(3,630)	(1,195)
Adjusted EBITDA	$40,833	$19,623	$112,966	$133,051
(1)See the table below for detail of Restructuring and integration expenses for the three and nine months ended September 30, 2025 and 2024.
(2)Expenses related to the Keap Acquisition.
(3)Net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.
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

The following is a reconciliation of Restructuring and integration expenses that are included in the Adjusted EBITDA to Net income (loss) reconciliation above:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Restructuring and integration expenses	2025	2024	2025	2024
Abandoned facility costs (a)	$1,182	$1,017	$3,446	$2,947
Severance charges (b)	2,078	1,829	5,413	6,851
Post-acquisition and integration expenses (c)	1,045	1,459	3,539	4,185
Tax, accounting, and legal fees (d)	1,066	556	3,148	3,696
Total Restructuring and integration expenses	$5,371	$4,861	$15,546	$17,679
(a)Represents expenses related to maintenance, utilities, and general upkeep at the Company’s leased buildings. During the COVID-19 pandemic, the Company decided to operate in a remote-first working environment. Because we did not terminate existing lease agreements at any of our facilities, we continue to incur these costs until the lease agreements end. The most significant lease agreements are for our corporate headquarters, which ends on December 31, 2025 and will not be renewed, and the Keap headquarters, which ends on December 31, 2026 and will not be renewed.
(b)We incur severance charges related to certain reduction in force actions taken by our management which are designed to streamline the Company’s operations and drive lower operating expenses as we continue to shift from our Marketing Services activities and drive continued focus on our SaaS business. The severance charges incurred during the three and nine months ended September 30, 2025 and 2024 were related to our legacy Marketing Services employees and our shift from Marketing Services activities. Additionally, for the 2025 periods, these charges also reflect activities to right-size our workforce following the Keap Acquisition.
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

The following tables set forth reconciliations of Adjusted Gross Profit and Adjusted Gross Margin, to their most directly comparable GAAP measures, Gross profit and Gross Margin:

	Three Months Ended September 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$82,407	$54,058	$136,465
Plus:
Depreciation and amortization expense	2,120	1,569	3,689
Stock-based compensation expense	85	62	147
Adjusted Gross Profit	$84,612	$55,689	$140,301
Gross Margin	71.1%	63.1%	67.7%
Adjusted Gross Margin	73.0%	65.0%	69.6%

	Three Months Ended September 30, 2024
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$60,607	$51,374	$111,981
Plus:
Depreciation and amortization expense	2,189	2,508	4,697
Stock-based compensation expense	92	69	161
Adjusted Gross Profit	$62,888	$53,951	$116,839
Gross Margin	69.6%	55.4%	62.3%
Adjusted Gross Margin	72.2%	58.1%	65.0%

	Nine Months Ended September 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$244,088	$158,285	$402,373
Plus:
Depreciation and amortization expense	6,836	4,950	11,786
Stock-based compensation expense	262	204	466
Adjusted Gross Profit	$251,186	$163,439	$414,625
Gross Margin	71.4%	63.0%	67.8%
Adjusted Gross Margin	73.4%	65.0%	69.9%

	Nine Months Ended September 30, 2024
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$161,991	$252,219	$414,210
Plus:
Depreciation and amortization expense	5,770	10,569	16,339
Stock-based compensation expense	228	280	508
Adjusted Gross Profit	$167,989	$263,068	$431,057
Gross Margin	67.7%	63.3%	65.0%
Adjusted Gross Margin	70.2%	66.0%	67.6%

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

Sources and Uses of Cash
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$41,321	$63,640	$(22,319)
Investing activities	(22,634)	(24,730)	2,096
Financing activities	(23,930)	(45,446)	21,516
Effect of exchange rate changes on cash, cash equivalents and restricted cash	591	(120)	711
Decrease in cash, cash equivalents and restricted cash	$(4,652)	$(6,656)	$2,004

Cash Flows from Operating Activities

Net cash from operating activities decreased by $22.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to changes in working capital, particularly accounts receivable, which was primarily impacted by the timing of payments and an overall decline in our sales. This decrease was partially offset by lower income tax payments of $10.6 million, and lower interest payments of $11.1 million as a result of lower debt balances.

Cash Flows used in Investing Activities

Net cash used in investing activities decreased by $2.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as a result of fewer additions to fixed assets and capitalized software.

Cash Flows used in Financing Activities

Net cash used in financing activities decreased by $21.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily related to net proceeds received of $16.6 million on the Company's ABL Facility during the nine months ended September 30, 2025, compared to net payments made of $26.9 million during the nine months ended September 30, 2024. The Company also paid debt issuance costs of $5.5 million during the nine months ended September 30, 2024 related to the Term Loan, while no payments were made for debt issuance costs during the nine months ended September 30, 2025. These decreases in cash used were partially offset by higher payments made on the Term Loan of $35.0 million during the nine months ended September 30, 2025 compared to payments of $18.2 million during the nine months ended September 30, 2024. Additionally, the Company repurchased $5.0 million of common stock during the nine months ended September 30, 2025 compared to $0.5 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company received proceeds of $5.6 million from exercises of stock options, net of amounts withheld for taxes, compared to $0.2 million of net proceeds received during the nine months ended September 30, 2025.

Debt

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of September 30, 2025, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As a result of $35.0 million of prepayments made through September 30, 2025, the Company's mandatory amortization payments for the next 12 months total $8.8 million.

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

As of September 30, 2025, the Company had borrowing base availability of $22.0 million. As a result of certain restrictions in the Company's debt agreements, as of September 30, 2025, approximately $14.1 million was available to be drawn upon under the ABL Facility.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of September 30, 2025. We had total recorded debt outstanding of $268.2 million (net of $8.6 million of unamortized original issue discount (“OID”) and debt issuance cost) at September 30, 2025, which was comprised of amounts outstanding under the Term Loan of $236.3 million and ABL Facility of $40.5 million.

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

During the three and nine months ended September 30, 2025, the Company repurchased 378,000 shares of its outstanding common stock. The total purchase price of these transactions was approximately $5.0 million. The acquired shares were recorded as Treasury stock upon repurchase.

As of September 30, 2025, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2024 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2025, we had total recorded debt outstanding of $268.2 million (net of $8.6 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $236.3 million and ABL Facility of $40.5 million. Substantially all of this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $2.8 million annually, based on the debt outstanding at September 30, 2025.

Foreign Exchange Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar and New Zealand dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

We have experienced and will continue to experience fluctuations in our Net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not hedged our foreign currency transactions to date. We are evaluating the costs and benefits of initiating a hedging program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures over the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows our common stock repurchase activity for the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 – July 31, 2025	—	—	—	$39.5 million
August 1 – August 31, 2025	378,000	$13.20	378,000	$34.5 million
September 1 – September 30, 2025	—	—	—	$34.5 million
Total	378,000	$13.20	378,000

On April 30, 2024, our Board of Directors authorized a share repurchase plan under which the Company may repurchase up to $40.0 million in shares of common stock through April 30, 2029. During the three months ended September 30, 2025, we repurchased 378,000 shares of our common stock at a cost of approximately $5.0 million. As of September 30, 2025, we had approximately $34.5 million of repurchase authorizations remaining under the repurchase plan.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the three months ended September 30, 2025.

Item 6.     Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 24, 2020)

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
3.3	Amendment to the Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q, filed on July 30, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

October 30, 2025	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

October 30, 2025	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)