Form 10-K
period 2025-12-31
Thryv Holdings, Inc.
filed 2026-02-26
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well -known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2025, as reported by the Nasdaq Capital Market on such date was approximately $500 million. Shares of the registrant’s common stock held by each executive officer, director and non-passive holders of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 24, 2026, there were 44,165,023 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025, are incorporated herein by reference.

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
•our small to medium-sized businesses clients potentially opting not to renew their agreements with us or renewing at lower spend;
•potential system interruptions or failures, including cybersecurity breaches, identity theft, data loss, unauthorized access to data or other disruptions that could compromise our information;
•our potential failure to identify suitable acquisition candidates and consummate such acquisitions;
•our ability to complete acquisitions and the successful integration of such acquisitions, including our October 2024 acquisition of Infusion Software, Inc. d/b/a Keap (“Keap” and the acquisition of Keap, the “Keap Acquisition”), and any failure of an acquired business to achieve its plans and objectives or realize any expected benefit from any such acquisition;
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
•adverse tax laws, regulations, audit outcomes, or potential changes to existing tax laws or regulations;

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

PART I

Item 1.     Business

Overview

Thryv is a software-led platform company focused on enabling small and medium-sized businesses (“SMBs”) to run and grow their businesses more efficiently with artificial intelligence (“AI”) tools and automations. Our strategy is centered on delivering a unified, extensible SaaS platform that supports customer acquisition, engagement, operations, and retention across the SMB lifecycle.

As of December 31, 2025, we serve approximately 230,000 SMB clients through our two business segments: SaaS and Marketing Services. SaaS represents the strategic growth engine of the Company. Marketing Services is our legacy segment that we are actively managing and exiting as part of a multi-year transition to a pure SaaS business model.

Our SaaS platform (or “Thryv Platform”) is designed for active daily use by business owners and operators. Customers engage directly with the platform to help business owners build a strong online presence, manage leads, automate workflows, communicate with customers, create websites, manage social media content, process payments, and make data-informed decisions that drive business outcomes.

We report our results based on two reportable segments (see Note 17, Segment Information):
•SaaS, which includes our unified SMB marketing platform, supporting software solutions, related extensions, payment solutions, and professional services; and
•Marketing Services, which includes our legacy print and digital solutions business, which we plan to exit by the end of 2028.

SaaS

Thryv’s SaaS segment consists of a unified marketing platform that combines customer relationship management (“CRM”), marketing execution, automation, communications, payments, and reporting into a single system. The platform is modular by design, allowing customers to adopt core capabilities and extend functionality as their needs evolve.

The platform incorporates Keap’s CRM and automation engine with Thryv’s marketing, communication, payment, and reporting capabilities. Rather than operating as standalone products, these capabilities are connected and function as integrated components of a single platform.

Revenue in the SaaS segment is generated through subscription plans, platform extensions, payment solutions, and professional services (collectively referred to as our “SaaS solutions”). Customers may expand their usage of the SaaS solutions over time through purchasing additional features and expanding capacity.

Our subscription offerings are sold on a recurring basis and are designed to scale with the growth and complexity of our customers’ businesses. Additionally, the Company has expanded its approach for certain SaaS offerings by introducing a performance-based model, in which clients' fees are based on the volume of inquiries generated by the Company's services.

Core Platform Capabilities

The Thryv Platform delivers a set of core capabilities that support the full SMB customer lifecycle, including:
•    Marketing execution, including social media management, across digital channels;
•    Customer data and relationship management;
•    Workflow automation and customer communications;
•    Payments, invoicing, and revenue tracking; and
•    Embedded reporting and performance insights.

These capabilities are delivered through a unified interface and are designed to work together, enabling SMBs to seamlessly transition from customer acquisition to engagement, conversion, and retention.

Our core platform offerings include Thryv Marketing Center and Keap®.

Thryv Marketing Center includes everything an SMB owner needs to effectively market and grow their business, including easy to understand, AI-driven analytics and lead attribution that help them understand which marketing efforts are delivering results. Thryv Marketing Center offers the following:
•AutoID. Marketing Center connects prospects’ and customers’ digital interactions with the business and synchronizes these activities with the Thryv CRM records. This enables device-level attribution, giving Thryv’s users clear insight into when and where a client found them for proper attribution of what works and what doesn’t.
•Enhanced Online Presence. Marketing Center includes paid profiles on YP.com, Yelp.com, and other partner sites, as well as a robust Google Business Profile Optimization service. This ensures that the SMB's most viewed online profiles stand out from the competition, get noticed, and drive results.
•Marketing Tools. Marketing Center includes additional marketing tools to help users optimize their online marketing efforts. These include a robust heat mapping tool to optimize and improve their website and landing pages based on visitor behavior and off-line call tracking to track the efficacy of offline media efforts such as lawn signs or post cards. Marketing Center also includes a robust competitor watch to track the digital advertising activities of competitors, providing valuable insights and helping users gain a competitive advantage when run in conjunction with paid campaigns. Additionally, Marketing Center's social media management tools generate content tailored for each social media platform and allow an SMB to share content instantly across their channels. SMBs can also plan and schedule social media posts in advance using Marketing Center's scheduling software.

Keap® is our CRM and automation engine that helps SMBs efficiently grow by automating repetitive tasks, campaigns, and processes, using automation tools and AI. Keap offers the following:
•CRM. Manage contacts, notes, tags, and custom fields—all in one place.
•Sales and Marketing Automations. Streamline repetitive tasks such as lead follow-up, re-engagement campaigns, and gathering customer reviews using Keap's Automation Builder.
•Sales Pipelines. Organize and manage leads with a drag-and-drop interface that triggers emails, quotes, and invoices as leads progress through the pipeline.
•Keap Business Line. Keep business and personal communications separate with a business phone line that works on personal smartphones.
•Text Messaging. Send 1:1 texts or broadcast messages to a customer base with ease.
•Payments and Invoicing. Convert quotes to invoices in just a few clicks and add “pay now” buttons to emails and texts for faster payments.
•Landing Pages. Create and test new sales offers with landing pages in minutes—no website needed.
•Email Marketing. Send customized newsletters, broadcasts, or 1:1 emails, scheduled or triggered by customer behavior.

Extensions

The Thryv Platform supports extensions and integrations that allow customers to tailor the platform to their specific business needs. Our extension offerings include Thryv Leads®, growth packages, search engine optimization (“SEO”) tools, and website creation and management tools. These optional platform add-ons provide a seamless user experience and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Payment Solutions

ThryvPay® and KeapPay are our own branded payment solutions that allow users to get paid via credit card and ACH and are tailored to service-based businesses that want to provide consumers with safe, contactless, and fast online payment options. These payment solutions are available to any user of the Thryv Platform and offer the following:
•Competitive Credit Card Processing Rates. Offers a flat rate per transaction with no set-up fees.
•ACH Payments Processing. Small businesses save money on a per-transaction charge.
•Scheduled Payments. Service-based businesses that offer ongoing services or memberships can utilize our scheduled payments feature. Our payment solutions also allow customized installment plans for pre-set specific dates.
•Convenience Fees, Surcharges and Tipping. SMBs can pass on optional convenience fees and/or surcharges, where allowed, for consumers who want to pay by credit card when presented with multiple payment options. These optional fees often drive customers to pay by ACH methods, which generates significant savings for SMBs. Our payment solutions also allow consumers to leave a tip.
•Credit Card and Bank Account on File. Consumer information is stored in the SMBs' account for future transactions, reducing friction for repeat business.
•Real-time Reporting and Assistance. Our payment solutions integrate and auto-sync with QuickBooks Online, QuickBooks Desktop, MYOB, Freshbooks, and Xero for accounting reconciliation. Thryv provides dedicated support for dispute and chargeback assistance.
•Consumer Financing. Our payment solutions include a fully integrated partnership with Wisetack, a consumer lending platform that specializes in service-based lending. This enables consumers of Thryv’s clients to apply for and pay their service providers utilizing financing. Thryv clients enjoy additional revenue by enabling larger purchases with additional convenience.

Supporting Software Solutions

Our supporting software offerings, including Thryv Business Center, seamlessly integrate with our core platform offerings, providing customers with enhanced functionality and additional features.Thryv Business Center is designed to allow an SMB everything necessary to streamline day-to-day business operations, including CRM, appointment scheduling, estimate and invoice creation, and payments. Business Center and Marketing Center work together to generate new business via Marketing Center and have these business opportunities automatically injected into their CRM system. These new business leads populate the client’s CRM database enabling our clients to email, text, call, or otherwise communicate with prospective customers via our Thryv Platform.

Professional Services

We offer implementation, training, and consulting services to help customers maximize value from our platform, including onboarding and implementation, a year-one Customer Success Manager, and Thryv Success Services which includes listing refresh services, strategic content creation, and ongoing strategic consulting.

Artificial Intelligence

Artificial intelligence is a cross-platform capability embedded throughout the Thryv Platform. AI is used to simplify complex workflows, generate marketing and communications content, surface performance insights, and guide users toward actions that improve business outcomes.

Rather than existing as isolated features, AI functions as an enabling layer across automation, reporting, marketing execution, and customer engagement, reducing time-to-value and lowering operational complexity for SMBs.

Ecosystem

We continue to expand our partner and integration ecosystem to extend our Thryv Platform's functionality and support industry-specific and use-case-specific solutions.

Marketing Services

Our Marketing Services segment provides legacy print and digital marketing solutions. During the year ended December 31, 2024, we made a strategic decision to terminate our Marketing Services offerings by the end of 2028. We are actively managing this segment to maximize cash flow and profitability during the transition period, while limiting incremental investment. The final publication of printed directories is expected to occur in December 2028, with billing and collection extending beyond that date. While Marketing Services offerings are no longer a strategic growth focus of the Company, our Marketing Services clients continue to serve as a source of customer relationships that can be transitioned to the Thryv Platform over time.

Our primary Marketing Services offerings include:

Print
•Print Yellow and White Pages. Our print marketing solutions (“Print”) include our owned and operated Print Yellow Pages (“PYP”), which carry “The Real Yellow Pages” tagline in the U.S. Domestically, we primarily publish PYP titles on an 18 to 24-month publication cycle, with the majority on a 24-month publication cycle. Internationally, we publish PYP and Print White Page titles on a 12 to 18-month publication cycle in Australia, and an 18-month publication cycle in New Zealand. We generate revenue by charging for advertisements placed within these titles. In 2025, domestically, we delivered approximately 21 million PYP directories to strategically targeted American homes whose demographics indicate a higher propensity to use print marketing solutions.

Digital
•Internet Yellow Pages. Our digital marketing solutions (“Digital”) include our proprietary Internet Yellow Pages (“IYPs”) and Extended Search Solutions (“ESS”) in the U.S. and internationally. We generate IYP revenue by charging for advertisements and priority placement. We also offer ESS enabling SMBs to buy advertising on our network of owned and third-party directory websites, including Yelp, Nextdoor, and other popular sites. Our ESS network provides SMB clients with expanded access to high-converting traffic at a low cost. We believe we are the only provider to offer this broad network of online directory sites with a single purchase.
•Search Engine Marketing and Other Digital Media Solutions. Search engine marketing (“SEM”) solutions deliver business leads from major engines and directories leveraging a mix of in-house and off-the-shelf technology to design ads, generate bids, and deliver reporting to advertisers. We track cost-per-click and cost-per-call metrics for our SMB clients, which gives them insights into the effectiveness of their ad campaigns. Other digital media solutions include online display and social advertising, online presence, and SEO tools.

We are continuing to transition clients with these Digital marketing services products to our SaaS Platform offerings.

Transition of Digital Marketing Services Clients to the Thryv Platform

During the fourth quarter of 2023, we made a strategic decision to accelerate the transition of clients with Digital marketing services solutions to our Thryv Platform by converting certain Marketing Services products to the Thryv Platform through upgrades initiated for clients by Thryv outside of the sales process at no additional base cost at the time of upgrade.

During 2025, we converted approximately 12,000 clients with Digital marketing services products to our Thryv Platform who were not already SaaS clients at the time of conversion. As of December 31, 2025, approximately 9,000 of these clients remained as active SaaS clients. The conversion of these Marketing Services clients increased SaaS revenue by $9.4 million for the year ended December 31, 2025.

Additionally, during 2025, we converted Digital marketing services products to our Thryv Platform for approximately 10,000 clients who already had at least one SaaS product in our Thryv Platform at the time of conversion. The conversion of these Marketing Services clients increased SaaS revenue by $11.0 million during the year ended December 31, 2025.

The conversion of Marketing Services products for clients who were not already SaaS clients at the time of conversion decreases the number of clients in the Marketing Services segment and increases the number of clients in the SaaS segment. The conversion of products for Marketing Services clients (whether or not those clients had SaaS solutions prior to the conversion) decreases the revenue of the Marketing Services segment and increases the revenue of the SaaS segment. While we believe these clients are receiving a valuable upgrade to our Thryv Platform and will be more likely to subscribe for additional features of the Thryv Platform in the future, the conversion of these clients outside of the sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During 2025, the churn of clients converted from our Digital marketing services solutions was in line with the churn from the other clients in our SaaS segment.

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

As of December 31, 2025, we had approximately 171,000 Marketing Services clients. Our Marketing Services client base continues to serve as an important strategic client acquisition channel for SaaS, enabling low-cost client acquisition and providing significant potential for higher lifetime client value, particularly as we exit the Marketing Services business. This is accomplished through targeted engagement by our sales team, and by strategically converting selected legacy clients outside the sales process by initiating upgrades from Marketing Services products to SaaS solutions at no additional base cost at the time of upgrade. Additionally, we leverage our sales team to engage upgraded clients with their new services, thereby improving clients' operational capabilities, integrate them in Thryv's SaaS platform more quickly and at a lower transition cost to the company per client, increase customer value, and create opportunities to sell them additional SaaS products in the future.

In our SaaS business, we remain steadfast in our commitment to advancing the Thryv Platform as a catalyst for transformative growth. Through rigorous analysis of user behavior and client feedback, we continually refine and expand our feature set to address the evolving needs of our customer base. Each year, our product and engineering teams deliver strategic platform enhancements, fostering improved functionality, deepening interoperability with cloud-based tools, and unlocking revenue opportunities. These initiatives not only fuel annual recurring revenue growth but also solidify our standing as the premier provider of integrated cloud-based solutions for SMBs, driving sustainable long-term value creation.

Platform Unification and Product Investment

We are prioritizing product development and platform unification efforts that deepen integration across CRM, automation, marketing, communications, payments, and reporting. These investments are intended to improve customer engagement, reduce complexity, and accelerate time-to-value.

Go-to-Market and Customer Growth

We utilize a hybrid go-to-market approach that includes direct sales, partners, and self-service acquisition. Our strategy emphasizes increasing lifetime customer value through expanded platform adoption, automation, and payments, while improving customer retention through improved outcomes and usability.

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

Leverage Our Nationwide Scale and Extensive Sales Force

We have one of the largest SMB-focused sales forces in the U.S. within the SaaS and marketing solutions space, which we utilize to attract, upsell, and manage our clients. We leverage our sales force to introduce and expand our SaaS solutions to new prospects and existing Marketing Services clients and converted SaaS clients through in-person, local, virtual, and online meetings. SMB demand for SaaS solutions continues to grow as SMBs increase their remote working capabilities and contact-less customer interactions.

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

Additionally, as part of our transition to a SaaS-driven business model, we are directing capital and operating investment toward SaaS product development and go-to-market execution while deliberately limiting incremental investment in Marketing Services. This approach is intended to support cash flow generation, debt reduction, and selective acquisitions aligned with our platform strategy.

Opportunistic Acquisitions to Drive Synergy

The Company has experience executing accretive acquisitions. We believe we are well-positioned to continue this strategy to leverage our platform and scale in our industry. Historically, as a result of our acquisitions, including the October 2024 acquisition of Keap, we have realized significant cost synergies and obtained new clients that also bought our SaaS solutions.

International Growth

We continue to expand into international markets, which we view as a large opportunity for growth. We intend to penetrate international markets through acquisition, re-seller agreements, or other commercial arrangements. For example, in 2024, the acquisition of Keap resulted in additional international growth.

Vertical Solutions

In 2025, we announced Thryv for HVAC, a SaaS solution tailored specifically to heating, ventilation, and air conditioning (“HVAC”) businesses. This solution was developed in collaboration with HVAC professionals to address the unique challenges contractors face in marketing, lead conversion, and customer retention.

We believe that industry specific solutions can help continue to position our products as industry-leading, providing specially tailored solutions to SMBs within a vertical. We will continue to explore specialized solutions for verticals we believe we can serve.

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

As of December 31, 2025, we had 2,729 employees. Our workforce is comprised of approximately 99% full-time and 1% part-time employees. The majority of our employees are in Outside and Inside Sales, Inbound Sales and Sales Operations, Client Experience, Operations, Information Technology, Client Care and Billing and Print Directories departments.

Some examples of our key programs and initiatives intended to attract, develop and retain our diverse workforce include:
•Inclusion. The Company offers a platform for our employees to communicate with leadership – to share insights, generate ideas, and drive actions that promote inclusion at Thryv. The Company organizes and sponsors events to celebrate inclusion, educate and raise awareness, and create opportunities for networking and mentorship across the Company's workforce.
•Ready.Set.Thryv! (“RST”). A global program called “Ready.Set.Thryv!” was recently launched to enhance the onboarding experience for all new hires. This program kicks off new hires’ experience with two partial days of valuable information to “immerse” the new hires in our company culture and support their acclimation to Thryv. During the first Monday and Tuesday of their experience, we share Thryv’s company history, our robust culture, wide variety of company programs, product learning, expert tips on successful remote work, learning and development opportunities, inclusion efforts, introduction to our executive team and more. RST supports a consistent approach to orientation for all new hires around the globe.
•Trailblazers Program. After piloting a mentorship program called “Trailblazers” in 2024, we fully implemented the program in 2025. Trailblazers pairs Explorers (mentees) with Pathfinders (mentors) to facilitate networking, development, and support for employee growth across the Company. In 2025, more than 200 employees from around the world voluntarily participated. The program received positive feedback and, due to its success, will continue into 2026.
•Accelerators Recognition Program. This program is designed to strengthen connections and recognize top performers who demonstrate our core values in their excellent performance. Over the past five years of this program, over 600 employees have been recognized for their excellent demonstration of our core values outlined below:
•Client Devoted
•DONE3
•Act Like You Own the Place
•Invest in Our People
•Under Promise, Over Deliver

•Making Money is a By-Product of Helping People
•Think Long-Term; Act with Passion and Integrity
•Benefits. Among our benefit offerings, Personify wellness programming has become a key motivator of good health and well-being. It is a user-friendly platform that encourages well-being, safety and performance, by providing friendly team-based competitions, self-directed wellness journeys and incentives to build healthy habits and drive collaboration across Thryv. With 79% of employees enrolled on the platform and 62% of those enrolled actively engaged, the digital well-being platform has contributed meaningfully to our Work From Anywhere approach while creating connections and supporting a healthy lifestyle among our employees.
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers through training and development programs. These include online and on-the-job learning formats.
•Our Emerging Leaders Program is designed to help identify and develop future leaders. Once identified, Emerging Leaders are provided focused leadership and management skill development programs – instructor-led, online and on-the-job. In 2025, 19 employees successfully completed the Emerging Leader program. Company-wide, we awarded 359 promotions, 35 of which were individual contributors moving to management roles. The program continues into 2026 as we continue to positively support career growth while building a bench of leadership candidates.
•Our New Manager Training Program is provided to newly promoted managers to develop and enhance their soft skills in people management. This program aims to set up newly promoted managers for success while developing a network of colleagues to draw support and counsel.
•The Mindful Manager Program is designed to provide leaders with the opportunity to invest in their own development through quarterly online coursework. Courses are focused on elevated employee matters such as Leading with Emotional Intelligence, Mastering the Art of Listening, and Navigating Cross-Cultural Differences. Following completion of the coursework, leaders are invited to attend a Leadership Roundtable to discuss the assigned content and share learnings.
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

Our Use of Technology

Our Thryv Platform is comprised of unique integrations and solutions historically built by Thryv or built for Thryv, and to Thryv’s specifications. In 2025, we augmented the Thryv Platform with Keap Automations, which were developed by Keap. In addition, we integrate with select third-party vendors who are managed by our in-house product and development teams. Thryv has chosen to utilize best-in-class systems and tools to integrate them in unique ways that unlock value for the end customer. SaaS order processing and tracking, client engagement, client communications, and many other aspects of running the day-to-day SaaS business are performed using subscription-based third-party tools. When Thryv feels functionality is of strategic long-term importance, or it is not readily available in the marketplace, we leverage our internal engineering teams to create technology and innovation on top of the existing interoperable technology stack. We ensure that we retain intellectual property for the critical elements of the Thryv Platform.

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
•our reliance on third-party service providers for many aspects of our business (including for AI solutions) and our potential inability to maintain our strategic relationships with such third-party service providers;
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
•adverse tax laws, regulations, audit outcomes, or potential changes to existing tax laws or regulations;
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
•the potential restriction of our future operations by restrictive covenants in the agreements governing our Term Loan and ABL Facility (as defined below);
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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and they may be able to devote greater resources to the development, promotion, sale and support of their products and services. Additionally, they may have more extensive customer bases, broader customer relationships, and greater name recognition. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these competitors may also be able to offer marketing and sales software at little or no additional cost by bundling it with their existing suite of applications. To the extent that any of our competitors have existing relationships with potential clients for either business software or marketing solutions, those clients may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete effectively with such companies, the demand for our Marketing Services solutions and SaaS offerings could decline substantially.

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

Our growth strategy is focused on the growth and expansion of our SaaS offerings; however, during 2025, 41.3% of our revenue was derived from our Marketing Services offerings. During the year ended December 31, 2024, we made the strategic decision to terminate our Marketing Services solutions by the end of 2028 and accelerate the conversion of Marketing Services clients to our Thryv Platform solutions.

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

During the fourth quarter of 2023, the Company made a strategic decision to accelerate the transition of clients with Digital marketing services solutions to its Thryv Platform by converting clients with certain Marketing Services products to the Thryv Platform at no additional base cost at the time of upgrade. The transition of these clients will decrease the number of clients in and the revenue of the Marketing Services segment and increase the number of clients in and the revenue of the SaaS segment. While the Company believes these clients are receiving a valuable upgrade to the Thryv Platform and will be more likely to subscribe for additional features of the Thryv Platform in the future, the conversion of these clients outside of the sales process could result in these clients cancelling their services with us at a materially higher rate than other clients in our SaaS segment, which could have a materially adverse effect on our results of operations. Furthermore, the conversion of these clients could have an adverse effect on certain of our key business metrics, such as a reduction in total clients, reduced SaaS monthly ARPU, and reduced Seasoned NRR (as defined below). Any of these negative effects could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, iOS, AI and other software and communication, browser and database technologies. We may not be successful in developing these new or enhanced functionalities and features, or in bringing them to market in a timely fashion. If we do not continue to innovate and deliver high-quality, technologically advanced solutions, we will not remain competitive, which could have a material adverse effect on our business, financial condition and results of operations. Any failure of our Thryv Platform and add-ons to operate effectively with future network platforms and technologies could reduce the demand for our Thryv Platform and add-ons, result in client dissatisfaction and have a material adverse effect on our business, financial condition and results of operations.

We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate AI solutions into our platform, offerings, services and features, and these applications have become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Further, new AI offerings may disrupt the market for SaaS products and negatively impact demand for our offerings. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, or biased, our business, financial condition, reputation and results of operations may be adversely affected.

The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations as well as leading to litigation and regulatory risks. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impacts.

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

We recognize revenue for print services at a point in time upon delivery of the published print directories containing customer advertisements to the intended market. Our print directories typically have 12-month publication cycles in Australia, 18-month publication cycles in New Zealand and 18 to 24-month publication cycles in the U.S, with the majority on a 24-month publication cycle. As a result, we typically record revenue for each publication only once every 12 to 24 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our print directories is therefore directly related to the number of print directories we deliver to the intended market each quarter, which can vary dramatically based on the timing of the publication cycles. The timing of our print publication cycles may result in increased variability in the amount of revenue recognized each quarter, which could have a material adverse effect on our results of operations.

If our SEO strategies fail to help our IYPs get discovered or our clients’ websites to get discovered in unpaid search results, our business could be adversely affected.

Our success depends in part on our ability to help our IYPs and our clients’ websites and contact information get discovered more easily in unpaid internet search results on search engines, such as Google, Yahoo! and Bing, among others. Algorithms are used by these search engines to determine search result listings and the order of such listings displayed in response to specific searches. Accordingly, our SEO efforts help our IYPs and our clients’ websites to be discovered more easily in organic search engine results, making it more likely that search engine users will visit these websites. However, our SEO efforts on behalf of our IYPs or our clients’ websites may not succeed in improving the discoverability of this content. Google in particular is the most significant source of traffic to our IYPs and to our clients’ websites. Therefore, it is important for us to maintain an effective SEO strategy so that our IYPs, where our clients’ business profiles are found, and our SMB clients’ websites, maintain a prominent presence in results from Google search queries. If we fail to do so, our business, financial condition and results of operations may be materially adversely affected. AI usage by the primary search engines, and by consumers for basic queries, may decrease effectiveness of our existing SEO efforts for ourselves and our clients.

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

Our reliance on, and extension of credit to, small and medium-sized local businesses could adversely affect our business.

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

Our ability to increase revenue will depend, in large part, on our ability to increase sales of our Thryv Platform products to existing clients, upgrade existing clients to Thryv Platform products and maintain their business, sell additional products and upgrades on the Thryv Platform to clients, and sell our existing Thryv Platform into new domestic and international markets. The success of our Thryv Platform depends on several factors, including the market acceptance of our Thryv Platform, the ability to maintain and to develop relationships with third-party service providers, and the ability to attract, retain, and effectively train sales and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenue. Any new markets in which we attempt to sell our Thryv Platform and add-ons, including new countries or regions, may not be receptive. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of the product not incorporating in a timely fashion or all the necessary changes to enable a client to be compliant with such laws. Our ability to further penetrate our existing markets depends on the quality of our Thryv Platform and add-ons and our ability to design our solutions to meet consumer demand. Furthermore, our ability to increase sales from existing clients depends on our clients’ satisfaction with our services and our clients’ desire for additional solutions and to expand from single-point solutions to our comprehensive Thryv Platform. If we are unable to sell solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients, our revenue may not grow as expected, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the success of any geographic expansion depends on our ability to customize products to integrate with third-party applications in that region and other market specific customizations, translate products for non-English speaking markets and provide customer service and training in local languages, which we may be unable to do successfully.

We are dependent upon client renewals, the addition of new clients, increased revenue from existing clients and the continued growth of the market for our Thryv Platform and any adverse impact on these factors could materially adversely affect our operating results.

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

Our Thryv Platform clients have no obligation to renew their subscriptions for our platform after the expiration of their initial contractual subscription periods. Our agreements with our Thryv Platform clients are typically structured on an initial multi-month subscription basis with automatic monthly renewal thereafter; consequently, our clients may choose to terminate their agreements with us at any time after the expiration of the initial term by providing us with the amount of written notice stipulated in the contract. In addition, our clients may seek to renew for lower subscription amounts or for shorter contract lengths. Also, clients may choose not to renew their subscriptions for a variety of reasons. Our renewals may decline or fluctuate as a result of a number of factors, including limited client resources, pricing changes, the prices of services offered by our competitors, adoption and utilization of our platform and related add-ons by our clients, adoption of our new solutions, client satisfaction with our platform, mergers and acquisitions affecting our client base, reductions in our clients’ spending levels or declines in client activity as a result of economic downturns or uncertainty in financial markets. If our clients do not renew their subscriptions to our platform or if they decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, a subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows.

If we fail to further enhance our brand or maintain our existing strong brand awareness, our ability to expand our client base may be impaired and our financial condition may suffer.

We believe that our development of the Thryv brand is important to attracting new clients and maintaining existing clients. In the past, our efforts to build our brands have involved significant expenses, and we believe that this investment has resulted in relatively strong brand recognition in the SMB market. Successful promotion and maintenance of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful Thryv Platform at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

We may not be able to maintain profitability in the future, and our past performance may not be indicative of our future performance.

During the year ended December 31, 2025, we generated net income of $0.3 million. If we are unable to acquire new clients cost effectively, we may incur net losses in the future. Our expenses may increase in the future due to additional investment in product development or expenses related to acquisitions, which could impact our ability to sustain profitability in the future. Additionally, as the majority of our revenue continues to shift from our Marketing Services solutions to our Thryv Platform, our newer services may initially have a lower profit margin than our legacy offerings. This could have a material adverse effect on our business, financial condition and results of operations, and may affect our ability to maintain profitability in the future.

The continuing decline in the use of print directories continues to adversely affect our business.

Overall references to print directories, including our Print Yellow Pages, in the United States have been declining since the early 2000s. This decline is primarily attributable to increased use of internet search providers, as well as the proliferation of large retail stores for which consumers and businesses may not reference the print directories. While we expect the decline in usage will continue to negatively affect advertising sales associated with our traditional print business, a significant further decline in usage of our print directories could impair our ability to maintain or increase advertising prices, which may cause businesses to reduce or discontinue purchasing advertising in our print directories. Either or both of these factors could adversely affect our revenue and have a material adverse effect on our business, financial condition, results of operations and prospects. These trends have resulted in declining print advertising sales, and we expect these trends to continue in 2026 until our planned exit of the print business in 2028.

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
•unanticipated problems, issues, or legal liabilities; and
•tax and accounting issues.
A failure to integrate acquisitions efficiently may be disruptive to our operations and adversely impact our revenues or increase our expenses.

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

During the year ended December 31, 2024, we made the strategic decision to terminate our Marketing Services solutions by the end of 2028. This strategic decision adversely impacted certain assumptions used to estimate the discounted future cash flows of our Marketing Services reporting unit for purposes of performing our goodwill impairment test, resulting in an impairment charge that reduced the remaining goodwill in our Marketing Services reporting unit to zero. No goodwill impairment charge was recorded for the year ended December 31, 2025. As of December 31, 2025, we had $253.8 million of goodwill remaining, all of which related to the SaaS reporting unit.

Subsequent to December 31, 2025, we have experienced a decline in the trading price of our common stock, which has resulted in our market capitalization declining below our book value. As a result, we are in the process of evaluating whether an interim goodwill impairment assessment is needed for our SaaS reporting unit during the first quarter of 2026. At this time, we are unable to predict the likelihood of an impairment of the SaaS reporting unit's goodwill or the potential amount of such impairment charge, if any.

Any impairment charges in the future could have a material adverse effect on our results of operations and stock price.

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

We rely on third-party service providers for many integral aspects of our business. A failure on the part of any of our third-party service providers to fulfill their contracts with us could result in a material adverse effect on our business, financial condition or results of operations. We depend on our third parties for many services, including, but not limited to:

Development and delivery of Thryv modules

We utilize third-party service providers for a variety of components and feature sets and related intellectual property underlying or incorporated in the Thryv Platform, including AI capabilities. Additionally, we utilize third-party service providers for the development and maintenance of our Thryv Platform, as well as hosting the Thryv Platform itself through a third party’s relationship with a cloud services provider. We also rely on a third-party solution for order entry and monthly payment processing for Thryv orders. Any decline in the quality of, or delay in delivery of, modules or other software produced by such third-party service providers (including AI solutions and integrations) could result in reduced revenue, cause an increase in operational costs to switch providers, subject us to liability, or cause clients to fail or be unable to renew their subscriptions, any of which could materially adversely affect our business. Typically, our license agreements with third-party service providers are not exclusive and/or do not extend to all territories in which we may wish to do business in the future, and in certain cases, our third-party service providers have the right to distribute features developed for our Thryv Platform in their own software offerings, which could adversely impact select functionality of our platform as well as adversely affect our business, our ability to compete with our competitors, and our ability to generate revenue. If our agreements with our third-party service providers expire or are terminated, we may face loss of functionality or costs associated with replacing the relevant technology, including AI capabilities. Such expiration or termination may also disrupt our business, leading to liability to customers or loss of business.

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

The success of our services depends on our ability to deliver data to both consumers and our clients, such as website searches, client leads and social media updates. Certain of this data is provided by unaffiliated third parties, such as business data aggregators (e.g. doctor, hotel or other data aggregators) and vertical industry organizations, to supplement our own business listings for our search sites. Data we provide our clients about their presence on other internet sites and social media is also provided by third parties. Some of this data is provided to us pursuant to third-party data-sharing policies and terms of use, under data-sharing agreements by third-party providers or by client consent. In the future, any of these third parties could change its data-sharing policies, including making them more restrictive, or alter the algorithms that determine the placement, display and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our clients. These third parties could also interpret our or our third-party service providers’ data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our clients. Any such changes could impair our ability to deliver data to our clients and could adversely impact select functionality of our platform, impairing the return on investment that our clients derive from using our solution, as well as adversely affecting our business and our ability to generate revenue.

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

While we and our third-party providers host our Thryv Platform and serve most of our digital clients on cloud services, should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our personnel, our facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel that could have a material adverse effect on our business.

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

As of December 31, 2025, 139 employees, or 5% of our employees and 18% of our sales force, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slowdowns involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

The inability to negotiate acceptable terms with the unions could also result in increased operating costs from higher wages or benefits paid to union employees or replacement workers. A greater percentage of our workforce could also become represented by unions. If a union decides to strike and others choose to honor its picket line, it could have a material adverse effect on our business.

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

Our failure to comply with applicable laws, directives and regulations may result in enforcement action against us, including fines and imprisonment, or actions against our clients who may not fully understand the impact of these laws on their businesses and damage to our reputation, any of which may have an adverse effect on our business and operating results. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us or to the businesses of our clients, may limit the use and adoption of our Thryv Platform and add-ons and reduce overall demand, or lead to significant fines, penalties, or liabilities for any non-compliance with such privacy laws. Furthermore, privacy concerns may cause our clients’ workers and our clients’ customers to resist providing PII necessary to allow our clients to use our Thryv Platform and add-ons effectively. Furthermore, if the processing of PII were to be curtailed in this manner, our solutions would be less effective, which may reduce demand for our Thryv Platform and add-ons, which could have a material adverse effect on our business, financial condition and results of operations.

Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our Thryv Platform and add-ons in certain industries. Any failure or perceived failure by us to comply with U.S., Canada, New Zealand, Australia, E.U., or other foreign privacy or security laws, regulations, policies, industry standards, or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release, or transfer of, PII may result in governmental enforcement actions, litigation, fines and penalties, or adverse publicity and could cause our clients to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations. If our service is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our clients to public criticism and potential legal liability. Public concerns regarding PII processing, privacy and security may cause some of our clients’ end-users to be less likely to visit their websites or otherwise interact with them. If enough end-users choose not to interact with our clients, our clients could stop using our platform. This, in turn, may reduce the value of our services and slow or eliminate the growth of our business. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of PII may create negative public reactions to technologies, products and services, such as ours.

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

Our business is dependent on our data processing systems and our data centers operated by third-party providers. We rely on these systems to process, on a daily and time sensitive basis, a large number of complicated transactions. We electronically receive, process, store and transmit data and PII about our clients and our employees, as well as our vendors and other business partners, including names, social security numbers, credit card numbers and financial account numbers. We keep this information confidential. However, our websites, networks, applications and technologies and other information systems have in the past, and may continue to be targeted for sabotage, disruption, or data misappropriation. The uninterrupted operation of our information systems and our ability to maintain the confidentiality of PII and other client and individual information that resides on our systems are critical to the successful operation of our business. While we have information security and business continuity programs, these plans may not be sufficient to ensure the uninterrupted operation of our systems or to prevent unauthorized access to the systems by unauthorized third parties. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. These concerns about information security increase with the mounting sophistication of social engineering as well as the use of AI technologies by bad actors. Additionally, as our market presence grows, we may face increased risks of cyberattacks or security threats, and as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. Our network security hardening may be bypassed by phishing, other social engineering techniques or AI technologies that seek to use end-user behaviors to distribute computer viruses and malware into our systems, which might disrupt our delivery of services and make them unavailable and might also result in the disclosure or misappropriation of PII or other confidential or sensitive information. In addition, a significant cybersecurity breach could prevent or delay our ability to process payment transactions.

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

In October 2024, we received a subpoena from the Division of Enforcement of the SEC requesting documents and information related to the Company’s previously publicly announced strategic conversion of its clients from its Digital marketing services solutions platform to its SaaS solutions platform (the “Subpoena”). A substantial liability arising from a regulatory investigation, including the Subpoena, a lawsuit judgment or settlement or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers, or employees could have a material adverse effect on our business, financial condition and results or operations. Moreover, even if we ultimately prevail in or settle any regulatory investigation, including the Subpoena, litigation, or regulatory action, we could incur material costs or suffer significant harm to our reputation, which could materially affect our ability to attract new clients, to retain current clients and to recruit and to retain employees, which could have a material adverse effect on our business, financial condition and results of operations.

Various lawsuits and other claims typical for a business of our size and nature are pending against us, including disputes with taxing jurisdictions. See Part II - Item 8. Note 15, Contingent Liabilities for further detail.

We are also exposed to potential future claims and litigation relating to our business, as well as methods of collection, processing and use of personal data. Our clients and users of client data collected and processed by us could also file claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These potential future claims could have a material adverse effect on our business, financial condition and results of operations.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), to provide a report by management on, among other things, the effectiveness of our internal control over financial reporting. In particular, Section 404 requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Risks Related to Taxes

Taxing authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value-added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results. The applicability of federal, state and local tax laws to services provided electronically requires significant judgment, and we do not presently collect sales and use tax in all of the tax jurisdictions in which we offer our products and services. If we are required to collect sales and use taxes in additional jurisdictions, we might be subject to tax liability for past and future sales, and our future sales may decrease. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could increase the costs of our services and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

For example, we might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the provision of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities in order to determine how to comply with that state’s rules and regulations. In addition, we are subject on a current and ongoing basis to periodic audits and similar reviews by tax authorities which may result in determinations that we are subject to sales and use taxes, or similar taxes, in jurisdictions where we have not historically collected and paid such taxes. There is no guarantee that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes in addition to taxes going forward. Liability for past taxes might also include substantial interest and penalty charges. Our clients are typically wholly responsible for applicable sales and similar taxes. Nevertheless, clients might be reluctant to pay back taxes and might refuse responsibility for interest or penalties associated with those taxes. If we are required to pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our services to our clients and might adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2025, we had state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2026. Utilization of these net operating losses depends on many factors, including our future income, which cannot be assured. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

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

The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. The OECD continues to release additional guidance on these rules, and many countries have enacted or are in the process of enacting Pillar Two enactment rules which took effect in jurisdictions relevant to Thryv beginning in 2024. In January 2026, the OECD released a "side-by-side" package introducing new safe harbors and providing an exemption for U.S.-based multinational companies from parts of the global minimum tax framework. This guidance is intended to simplify compliance with a permanent simplified Effective Tax Rate safe harbor, a one-year extension of the transitional Country-by-Country Reporting safe harbor and reinforce the role of Qualified Domestic Minimum Top-up Taxes (“QDMTT”). While we do not currently estimate a material impact to our consolidated financial statements, we continue to monitor these proposals closely and, if enacted by various countries in which we do business, they may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings.

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
•loss of clients;
•diversion of development and client service resources; and
•injury to our reputation.

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

Our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our insurance may not cover all claims made against us, and defending a claim, regardless of its merit, could be costly and divert management’s attention.

Our results of operations and key business metrics may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations and key business metrics may vary significantly in the future and period-to-period comparisons of our results of operations or key business metrics may not be meaningful. Accordingly, the results or metrics of any one quarter or annual period should not be relied upon as an indication of future performance. Our financial results and key business metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and as a result, may not fully reflect the underlying performance of our business. Fluctuations in results or metrics may negatively impact the value of our common stock. Factors that may cause fluctuations in our financial results or key business metrics include, without limitation:
•our ability to attract, retain and upsell new clients;
•our ability to manage our declining Marketing Services revenue;
•the availability of suitable Marketing Services clients to transition to our Thryv Platform;
•our ability to transition our Marketing Services clients to our Thryv Platform, maintain transitioned clients on that platform and sell them additional or upgraded products;
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
•any changes in the competitive dynamics of our industry, including consolidation among competitors, clients, or strategic partners; and
•the impact of accounting rules or tax laws.

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

We may incur substantial additional indebtedness in the future. Although the agreements governing our Term Loan and ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we can incur in compliance with these restrictions could be substantial. This could further exacerbate the risks associated with our substantial leverage.

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

In addition, our covenants require us to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from our creditors and/or amend the covenants.

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
•actual or anticipated fluctuations in our revenue or other financial or operating metrics;
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
•lawsuits, claims or regulatory matters threatened or filed against us;
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

We have never declared nor paid cash dividends on our common stock. We do not intend in the foreseeable future to pay any dividends to holders of our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or to pay any dividends in the foreseeable future. Additionally, our ability to generate income and pay dividends is dependent on the ability of our subsidiaries to declare and pay dividends or lend funds to us. Future indebtedness of, or jurisdictional requirements on, our subsidiaries may prohibit the payment of dividends or the making or repayment of loans or advances to us. Consequently, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which investors have purchased their shares. The payment of future dividends will be at the discretion of our Board, subject to applicable law and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions that apply to the payment of dividends and other considerations that our Board deems relevant. As a consequence of these limitations and restrictions, we may not be able to make the payment of dividends on our common stock.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Corporate Governance

Our information security program is managed by a dedicated Senior Vice President of Information Technology (“SVP of IT”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The SVP of IT has the relevant expertise in understanding risks from cybersecurity threats and has extensive experience managing cybersecurity risk management programs. Additionally, the SVP of IT has served in various leadership roles in information technology and information security for over 20 years. The SVP of IT provides quarterly reports to the Audit Committee as well as our Chief Executive Officer and other members of our senior management, as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the current threat landscape. Our program is regularly evaluated by internal and external experts, with the results of those reviews reported quarterly to the Audit Committee and senior management. We also actively engage with key vendors and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

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

As of December 31, 2025, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see “Risk Factors - An information security breach of our systems or our data centers operated by third-party providers, the loss of, or unauthorized access to, client information, or a system disruption could have a material adverse effect on our business, market brand, financial condition and results of operations.”

Item 2.     Properties

Office Space. As of December 31, 2025, we have five properties that serve as office space, all of which are leased. Since June 2020, we have operated as a “Remote First” company, meaning that the majority of our workforce operates in a remote working environment. As a result, we elected to close our previous corporate headquarters in Dallas, Texas and to not renew our lease when it ended on December 31, 2025. Effective October 1, 2025, we relocated our headquarters to Grapevine, Texas, occupying approximately 2,600 square feet of office space. Additionally, we have closed the former Keap headquarters that was acquired as a part of the Keap Acquisition and do not plan to renew the lease when it ends on December 31, 2026. The Company also leases office space in the Dominican Republic for our workforce in the Dominican Republic. We will keep certain other office buildings open to house essential employees who cannot perform their duties remotely.

Data Centers. As of December 31, 2025, we have two leased data centers located in Phoenix, Arizona and Sterling, Virginia.

We believe that our existing office space and data center facilities are adequate to meet our needs for the immediate future.

Item 3.     Legal Proceedings

Information in response to this item is provided in “Part II - Item 8. Note 15, Contingent Liabilities” and is incorporated by reference into Part I of this Annual Report.

Item 4.     Mine Safety Disclosures

None.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company completed a direct listing on October 1, 2020. The Company's common stock, par value $0.01 (the “common stock”), trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “THRY”. As of February 24, 2026, there were 32 stockholders of record of our common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. Prior to the direct listing, there was no public trading market for our common stock.

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

Performance Graph

The following graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on Nasdaq) through December 31, 2025, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Russell 2000 Index, calculated on a dividend-reinvested basis. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq Composite Index and the Russell 2000 Index as of the market close on October 1, 2020. Note that past stock price performance is not necessarily indicative of future stock price performance.

	10/01/2020	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
Thryv Holdings, Inc.	$100.00	$96.43	$293.79	$135.71	$145.36	$105.71	$43.21
Nasdaq Composite Index	$100.00	$114.14	$138.55	$92.69	$132.94	$171.01	$205.83
Russell 2000 Index	$100.00	$128.97	$146.64	$115.02	$132.38	$145.65	$162.09

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

Overview

We are a software-led platform company focused on enabling small and medium-sized businesses (“SMBs”) to run and grow their businesses more efficiently. Our strategy is centered on delivering a unified, extensible SaaS platform that supports customer acquisition, engagement, operations, and retention across the SMB lifecycle.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2025, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service model to facilitate remote working and virtual interactions.

We serve approximately 230,000 SMB clients globally through two business segments: SaaS and Marketing Services.

SaaS

Our SaaS segment generated $461.0 million, $343.5 million, and $263.7 million of consolidated revenues for the years ended December 31, 2025, 2024, and 2023, respectively.

Core Platform Offerings. The core offerings of our Thryv Platform include Thryv Marketing Center and Keap®. Thryv Marketing Center contains everything an SMB owner needs to effectively market and grow their business, including easy to understand, artificial intelligence (“AI”) driven analytics and lead attribution that help them understand which marketing efforts are delivering results. Keap® is our customer relationship management (“CRM”) and automation engine that helps SMBs efficiently grow by automating repetitive tasks, campaigns, and processes, using automation tools and AI.

Extensions. The Thryv Platform supports extensions and integrations that allow customers to tailor the platform to their specific business needs. Our extension offerings include Thryv Leads®, growth packages, SEO tools, and website creation and management tools. These optional platform add-ons provide a seamless user experience for our end-users and drive higher engagement within the Thryv Platform while also producing incremental revenue growth.

Payment Solutions. ThryvPay® and KeapPay are our own branded payment solutions that allow users to get paid via credit card and ACH and are tailored to service-based businesses that want to provide consumers with safe, contactless, and fast online payment options.

Supporting Software Solutions. We offer supporting software solutions, including Thryv Business Center, that seamlessly integrate with our core platform offerings, providing customers with enhanced functionality and additional features.

Professional Services. We offer implementation, training, and consulting services to help customers maximize value from our platform, including onboarding and implementation, a year-one Customer Success Manager, and Thryv Success Services, which includes listing refresh services, strategic content creation, and ongoing strategic consulting.

Marketing Services

Our Marketing Services segment provides both print and digital solutions and generated $324.0 million, $480.7 million, and $653.2 million of consolidated revenues for the years ended December 31, 2025, 2024, and 2023, respectively.

Our Marketing Services offerings include our owned and operated Print Yellow Pages, which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs. Our Search Engine Marketing (“SEM”) solutions deliver business leads through increased traffic to clients’ websites from major engines and directories by increasing visibility and search engine results pages through paid advertising. Additionally, we offer other digital media solutions including online display and social advertising and search engine optimization tools.

During the year ended December 31, 2024, we made a strategic decision to terminate our Marketing Services solutions by the end of 2028.

Acquisitions

On October 31, 2024, we acquired all of the outstanding capital stock of Infusion Software, Inc. d/b/a Keap (“Keap”) for $77.0 million in cash (net of $7.6 million of cash acquired). Keap was founded in 2001 and operates a SaaS email marketing and sales platform for small businesses, including products to enable customer relationship management, marketing and e-commerce. As of December 31, 2025, Keap's customer base consisted of approximately 12,000 subscribers. Keap results are included in the SaaS segment.

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

Additionally, our Marketing Services segment includes Thryv Australia Pty Ltd (“Thryv Australia”), which we acquired on March 1, 2021, and Yellow Holdings Limited (“Yellow”), a New Zealand marketing services company, which we acquired on April 3, 2023 for $8.9 million in cash (the “Yellow Acquisition”). Thryv Australia and Yellow serve approximately 65,000 and 11,000 SMBs, respectively.

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

During the year ended December 31, 2025, we converted approximately 12,000 clients with Digital marketing services products to our Thryv Platform who were not already SaaS clients at the time of conversion. As of December 31, 2025, approximately 9,000 of these clients remained as SaaS clients. The conversion of these Marketing Services clients increased SaaS revenue by $9.4 million during the year ended December 31, 2025.

Additionally, during the year ended December 31, 2025, we converted Digital marketing services products to our Thryv Platform for approximately 10,000 clients who already had at least one SaaS product in our Thryv Platform at the time of conversion. The conversion of these Marketing Services clients increased SaaS revenue by $11.0 million during the year ended December 31, 2025.

The conversion of Marketing Services products for clients who were not already SaaS clients at the time of conversion decreases the number of clients in the Marketing Services segment and increases the number of clients in the SaaS segment. The conversion of products for Marketing Services clients (whether or not those clients had SaaS solutions prior to the conversion) decreases the revenue of the Marketing Services segment and increases the revenue of the SaaS segment. While we believe the conversions initiated for clients by Thryv provides valuable upgrades from Digital marketing services to our Thryv Platform and that converted clients will be more likely to subscribe for additional features of the Thryv Platform in the future, Thryv's conversion of products for these clients outside of the traditional sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During years ended December 31, 2025 and 2024, the churn of clients converted by Thryv from our Digital marketing services solutions to our Thryv Platform was in line with the churn from the other clients in our SaaS segment.

Impairment Charges

We recorded non-cash goodwill impairment charges of $83.1 million and $268.8 million during the years ended December 31, 2024 and 2023, respectively, related to our Marketing Services reporting unit, which no longer has goodwill remaining. No goodwill impairment charges were recorded during the year ended December 31, 2025.

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our reporting units, it is possible a material change could occur to the estimated fair value of these assets. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

Our most recent quantitative goodwill impairment test, performed in the third quarter of 2024, indicated that the SaaS reporting unit's fair value exceeded its carrying value by more than 250%. As a result of this significant cushion, we performed a qualitative goodwill impairment assessment at our annual test date of October 1, 2025, which indicated that it was not more likely than not that the fair value of the SaaS reporting unit was less than its carrying value. Subsequent to December 31, 2025, the Company experienced continued declines in its stock price that resulted in the Company's market capitalization declining below the Company's book value. We are in the process of evaluating whether an interim goodwill impairment assessment is needed for the SaaS reporting unit in the first quarter of 2026. At this time, the likelihood of goodwill impairment and the potential amount of any related charge is unknown.

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

Our strategy is to expand the use of our SaaS solutions by introducing our SaaS solutions to new SMB clients, as well as our current Marketing Services clients and our existing SaaS client base, offering them additional SaaS solutions. This strategy includes capitalizing on the increased needs of SMBs for solutions that facilitate a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital. This strategy poses a risk if our Marketing Services clients do not fully embrace the transition to SaaS offerings by purchasing additional SaaS offerings or if they have higher churn rates.

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

Print Publication Cycle

We recognize revenue for print services at a point in time upon delivery of the published PYP directories containing customer advertisements to the intended market. Our PYP directories typically have 12-month publication cycles in Australia, 18-month publication cycles in New Zealand, and 18 to 24-month publication cycles in the U.S, with the majority on a 24-month publication cycle. As a result, we typically record revenue for each publication only once every 12 to 24 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our PYP directories is therefore directly related to the number of PYP directories we deliver to the intended market each quarter, which can vary based on the timing of the publication cycles.

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

	As of December 31,
(in thousands)	2025	2024	2023
Clients
Marketing Services (1)	171	233	314
SaaS (2)	100	114	66
Total (3)	231	296	346
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

Marketing Services clients decreased by 62 thousand, or 27%, as of December 31, 2025 as compared to December 31, 2024. Marketing Services clients decreased by 81 thousand, or 26%, as of December 31, 2024 as compared to December 31, 2023. These decreases were related to the secular decline in the print media industry and significant competition in the digital media space, from focusing on offering our SaaS solutions to our current Marketing Services clients, and from our strategic decision to accelerate the conversion of clients from Digital marketing services solutions to SaaS offerings.

SaaS clients decreased by 14 thousand, or 12%, as of December 31, 2025 as compared to December 31, 2024 as the Company's sales strategy shifted to focus on growing the spend of existing clients with less emphasis on client acquisition. SaaS clients increased by 48 thousand, or 73%, as of December 31, 2024 as compared to December 31, 2023 due to our focus in 2024 on new SaaS client acquisition through improved identification of prospects, improved selling methods, introduction of new product features, a growing international footprint, and the transition of clients from Digital marketing services solutions to SaaS offerings. During the fourth quarter of 2024, we added 15 thousand clients from the Keap Acquisition, of which 12 thousand remain as of December 31, 2025.

Total clients decreased by 65 thousand, or 22%, as of December 31, 2025 as compared to December 31, 2024 and decreased by 50 thousand, or 14%, as of December 31, 2024 as compared to December 31, 2023. The primary drivers of these decreases were the secular decline in the print media business combined with increasing competition in the digital media and SaaS space and the more recent focus on growing SaaS client spend and reduced emphasis on client acquisition.

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

	Years Ended December 31,
	2025	2024	2023
ARPU (Monthly)
Marketing Services	$108	$133	$158
SaaS	$356	$330	$372

Monthly ARPU for Marketing Services decreased by $25, or 19%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, and $25, or 16%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, by the continuing shift of advertising spend to larger digital media audiences, and our strategic decision to accelerate the conversion of clients from Digital marketing services solutions to SaaS offerings.

Monthly ARPU for SaaS increased by $26, or 8%, during the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by the sale of additional SaaS offerings to existing SaaS clients, the growth of the average spend of new SaaS clients, price increases implemented in the third quarter of 2024 and the second quarter of 2025, and the Keap Acquisition during the fourth quarter of 2024 which added clients with a higher average ARPU. This was partially offset by Thryv's conversion of clients from lower ARPU Digital marketing services solutions to our SaaS offerings at no additional cost to the client at the time of upgrade. Monthly ARPU for SaaS decreased by $42, or 11%, during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulting from our strategic decision to accelerate the conversion of clients from Digital marketing services solutions to our SaaS offerings at no additional base cost at the time of upgrade. The sale of our newer Marketing Center product to our SaaS clients offset a portion of the SaaS decline.

Seasoned Net Revenue Retention for SaaS

We believe that Seasoned Net Revenue Retention (“Seasoned NRR”) is an indicator of our ability to retain and expand revenue for established clients. Seasoned NRR is calculated by dividing the revenue of all clients that have had one or more SaaS offerings for at least two years as of the last month of the year or quarter, as applicable, by the same clients' revenue one year ago. The Seasoned NRR calculation excludes clients acquired in the Keap Acquisition.

	As of December 31,
	2025	2024	2023
Seasoned NRR	94%	98%	96%

Seasoned NRR decreased by 4% for the year ended December 31, 2025 compared to the year ended December 31, 2024, and increased by 2% during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in Seasoned NRR during the year ended December 31, 2025 resulted primarily from a decrease in revenue associated with downgrades and cancellations by clients of SaaS products held for at least two years outpacing the combination of Thryv up-selling clients who had a SaaS product for at least two years and Thryv's conversion of marketing services products for clients who, at the time of conversion, already had at least one SaaS product for at least two years. The increase in Seasoned NRR during the year ended December 31, 2024 resulted from selling other SaaS products to existing SaaS clients, a price increase for SaaS clients in the third quarter of 2024, and our strategic decision to accelerate the conversion of clients from Digital marketing services solutions to our SaaS offerings that included instances where Marketing Services clients already had at least one of our SaaS solutions for at least two years and SaaS revenue increased for those clients.

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

Research and Development

Research and development expense consists primarily of base salaries, stock-based compensation, and other expenses incurred by personnel within the product development and product management departments. Additionally, Research and development expense includes third-party contractor expenses and allocated overhead costs which includes depreciation of fixed assets and amortization associated with intangible assets.

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

Other Income (Expense)

Other income (expense) consists of interest expense, net periodic pension (cost) benefit, and other income (expense), which includes foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations
The following table presents certain consolidated financial data for each of the periods indicated:

	Years Ended December 31,
	2025		2024 (1)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$785,015	100%	$824,156	100%
Cost of services	252,305	32.1%	286,919	34.8%
Gross profit	532,710	67.9%	537,237	65.2%

Operating expenses:
Sales and marketing	225,692	28.8%	254,433	30.9%
Research and development	39,111	5.0%	15,713	1.9%
General and administrative	211,198	26.9%	217,296	26.4%
Impairment charges	—	—%	83,094	10.1%
Total operating expenses	476,001	60.6%	570,536	69.2%

Operating income (loss)	56,709	7.2%	(33,299)	4.0%

Other income (expense):
Interest expense	(34,758)	4.4%	(46,771)	5.7%
Net periodic pension (cost) benefit	(8,817)	1.1%	24,806	3.0%
Other income (expense)	3,909	0.5%	(10,734)	0.5%
Income (loss) before income tax expense	17,043	2.2%	(65,998)	8.0%
Income tax expense	(16,736)	2.1%	(8,218)	1.0%
Net income (loss)	$307	0.0%	$(74,216)	9.0%
Other financial data:
Adjusted EBITDA (2)	$151,846	19.3%	$162,431	19.7%
Adjusted Gross Profit (3)	$548,231		$558,906
Adjusted Gross Margin (4)	69.8%		67.8%

(1)Consolidated results of operations include Keap's results of operations subsequent to the October 31, 2024 acquisition date.
(2)See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.
(3)See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(4)See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Revenue

The following table summarizes revenue by business segment for the periods indicated:

	Years Ended December 31,		Change
(Dollars in thousands)	2025	2024	Amount	%
SaaS	$461,027	$343,476	$117,551	34.2%
Marketing Services	323,988	480,680	(156,692)	(32.6)%
Total Revenue	$785,015	$824,156	$(39,141)	(4.7)%

Total Revenue decreased by $39.1 million, or 4.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in total Revenue was driven primarily by a decrease in Marketing Services Revenue of $156.7 million, partially offset by an increase in SaaS Revenue of $117.6 million.

SaaS Revenue

SaaS revenue increased by $117.6 million, or 34.2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to the acquisition of Keap, new sales, client expansion, and the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its Digital marketing services solutions to its SaaS offerings. Of the $117.6 million SaaS revenue increase, (i) revenue from Keap contributed $56.2 million, (ii) the conversion of Digital marketing services products for clients to SaaS products during 2025 contributed $20.4 million, and (iii) new sales and client expansion during 2025 contributed $48.0 million. Finally, SaaS revenue decreased $7.0 million due to net revenue changes associated with products sold or converted prior to January 1, 2025.

Marketing Services Revenue

Marketing Services revenue decreased by $156.7 million, or 32.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Print revenue decreased by $30.4 million, or 12.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12-month terms, as well as the continued secular decline in U.S. and international industry demand for Print services.

Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 24 months for U.S. directories in 2025. During the fourth quarter of 2024, we began to transition from 18-month publication cycles to 24-month publication cycles for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. The Company recognized revenue for approximately the same number of published directories during the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of publication cycles.

On a publication-by-publication basis, the increase in average publication cycles from 18 months to 24 months results in an average revenue increase of 17% per published directory compared to the last time the directory was published. However, when adjusting the published directory’s revenue on a monthly basis, which is the published directory’s revenue divided by the number of months of the published lifecycle, the average revenue per published directory decreased by 33% compared to the last time the directory was published. The net impact on revenue per published directory was a 16% decline for the directories published during the year ended December 31, 2025. This net decline per directory was the result of the secular decline in industry demand for Print services.

Digital revenue decreased by $126.3 million, or 55.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Digital revenue primarily decreased due to a continued trending decline in the Company's Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp, and Facebook. For the year ended December 31, 2025, the continued

trending decline and significant competition resulted in a $94.1 million decrease in digital revenue. In addition, the decrease was driven in part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of clients from its Digital marketing services solutions to SaaS offerings. For the year ended December 31, 2025, Thryv's conversion of Digital marketing services products for clients to SaaS offerings prior to January 1, 2025 reduced Marketing Services revenue by $11.8 million, and Thryv's conversion of Digital marketing services products for clients to SaaS products since January 1, 2025 reduced Marketing Services revenue by an additional $20.4 million.

Cost of Services

Cost of services decreased by $34.6 million, or 12.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by the corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced printing, distribution and digital fulfillment support costs by $18.2 million, contract services by $4.8 million, and employee-related expenses by $5.4 million. Additionally, depreciation and amortization expense decreased by $6.1 million due to the accelerated amortization method used by the Company.

Gross Profit

Gross profit decreased by $4.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in Cost of services as a result of a decline in total revenue and strategic cost saving initiatives.

Gross margin increased by 270 basis points to 67.9% for the year ended December 31, 2025 compared to 65.2% for the year ended December 31, 2024. Gross margin from our SaaS and Marketing Services segments increased to 70.7% and 63.9%, respectively, for the year ended December 31, 2025, compared to 69.4% and 62.2%, respectively, for the year ended December 31, 2024. SaaS gross margin increased as a result of an increase in revenue and strategic cost savings initiatives. Marketing Services gross margin increased as a result of cost savings initiatives offsetting decreases in revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $28.7 million, or 11.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a decrease in sales commissions of $13.8 million due to new sales commissions plans and revised targets, a decrease in employee-related expenses of $10.8 million, a decrease in stock-based compensation of $2.0 million, and a decrease in depreciation and amortization of $5.7 million due to the accelerated amortization method used by the Company. These decreases were partially offset by an increase in advertising and marketing expenses of $3.7 million.

Research and Development

Research and development expense increased by $23.4 million, or 148.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase in employee-related expenses of $17.7 million as a result of employees retained following the Keap Acquisition who were focused on integration and product development for Keap products, an increase in stock-based compensation of $1.8 million as a result of forfeitures during the year ended December 31, 2024, and an increase in depreciation and amortization expense of $1.5 million.

General and Administrative

General and administrative expense decreased by $6.1 million, or 2.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to a decrease in non-recurring restructuring and integration expenses of $4.5 million, primarily due to $4.2 million of accelerated lease amortization expenses that were incurred during the year ended December 31, 2024 related to the acquired Keap headquarters, a decrease in bad debt expense of $1.9 million, a decrease in employee-related expenses of $1.5 million, and a decrease in depreciation and amortization expense of $3.0 million as a result of the accelerated amortization method used by the Company. These decreases were partially offset by the absence of a $3.1 million gain on disposal of certain intangible assets that was recorded during year ended December 31, 2024.

Impairment Charges
Impairment charges decreased by $83.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. No impairment charges were recognized during the year ended December 31, 2025, while impairment charges of $83.1 million were recognized during the year ended December 31, 2024 as a result of impairment in our Marketing Services reporting unit.

Other Income (Expense)

Interest Expense

Interest expense decreased by $12.0 million, or 25.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, driven primarily by lower outstanding debt balances.

Net Periodic Pension (Cost) Benefit

Net periodic pension cost was $8.8 million for the year ended December 31, 2025 compared to net periodic pension benefit of $24.8 million for the year ended December 31, 2024. This change was primarily due to a remeasurement loss of $2.1 million recorded during the year ended December 31, 2025, compared to a remeasurement gain of $31.1 million recorded during the year ended December 31, 2024. The remeasurement loss during the year ended December 31, 2025 was the result of decreasing discount rates due to changes in corporate bond markets, life expectancy updates, actuarial assumption updates to reflect current market conditions, and plan experience differing from expectations, partially offset by gains attributable to asset performance exceeding expectations. Additionally, during the year ended December 31, 2025, the Company recorded a settlement loss of $3.7 million due to the settlement of the YP Holdings LLC Pension Plan.

Other Income (Expense)

Other income was $3.9 million for the year ended December 31, 2025, compared to Other expense of $10.7 million during the year ended December 31, 2024. The net increase of $14.6 million was primarily the result of a foreign-currency related gain of $3.5 million during the year ended December 31, 2025, compared to a foreign-currency related loss of $4.1 million during the year ended December 31, 2024. Additionally, the Company recorded a loss on extinguishment of debt of $6.6 million during the year ended December 31, 2024.

Income Tax Expense

Income tax expense increased by $8.5 million, or 103.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The effective tax rate was 98.2% and (12.4)% for the years ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the 21.0% U.S. Federal statutory rate in the current year primarily due to the impact of non-deductible officer compensation, state income taxes, cross-border tax laws, and changes in unrecognized tax benefits.

Adjusted EBITDA

Adjusted EBITDA decreased by $10.6 million, or 6.5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in Adjusted EBITDA was primarily driven by the secular decline in our Marketing Services segment. The decrease was partially offset by the growth in our SaaS segment. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.

Years Ended December 31, 2024 and 2023

For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income (loss) plus Interest expense, Income tax expense (benefit), Depreciation and amortization expense, Restructuring and integration expenses, Loss on early extinguishment of debt, Stock-based compensation expense, Impairment charges, and other non-operating expenses, such as Net periodic pension cost (benefit), Non-cash loss from remeasurement of indemnification asset, and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income (loss) as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of depreciation and amortization expense and stock-based compensation expense.

Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income (loss):

	Years Ended December 31,
(in thousands)	2025	2024	2023
Reconciliation of Adjusted EBITDA
Net income (loss)	$307	$(74,216)	$(259,295)
Impairment charges	—	83,094	268,846
Depreciation and amortization expense	39,459	52,789	63,251
Interest expense	34,758	46,771	61,728
Stock-based compensation expense	25,250	24,118	22,201
Restructuring and integration expenses (1)	28,180	32,697	14,612
Loss on early extinguishment of debt (2)	—	6,638	—
Non-cash loss from remeasurement of indemnification asset (3)	—	—	10,734
Transaction costs (4)	—	5,145	373
Income tax expense (benefit)	16,736	8,218	(1,249)
Net periodic pension cost (benefit) (5)	8,817	(24,806)	(2,719)
Other (6)	(1,661)	1,983	9,033
Adjusted EBITDA	$151,846	$162,431	$187,515
(1)See the table below for detail of Restructuring and integration expenses for the years ended December 31, 2025, 2024, and 2023.
(2)In connection with the debt refinancing completed on May 1, 2024, the Company recorded a Loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs on the Company's Prior Term Loan and Prior ABL Facility. See Note 10, Debt Obligations, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(3)In connection with the YP Acquisition, the seller indemnified the Company for future potential losses associated with certain federal and state tax positions taken in tax returns filed by the seller prior to the acquisition date. See Note 4, Fair Value Measurements, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.

(4)Expenses related to the Keap Acquisition, Yellow Acquisition, and other transaction costs.
(5)Net periodic pension cost (benefit) is primarily from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs. See Note 11, Pensions, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information.
(6)During the year ended December 31, 2025, Other primarily included foreign exchange-related income and a sales tax assessment expense. During the year ended December 31, 2024, Other primarily included foreign exchange-related expense. During the year ended December 31, 2023, Other expenses related to the valuation of certain assets as a result of the acquisition of Thryv Australia and foreign exchange-related expense.
The following is a reconciliation of Restructuring and integration expenses that are included in the Adjusted EBITDA to Net income (loss) reconciliation above:

(in thousands)	Years Ended December 31,
Reconciliation of Restructuring and integration expenses	2025	2024	2023
Abandoned facility costs (a)	$5,068	$8,303	$3,999
Severance charges (b)	13,334	12,668	5,834
Post-acquisition and integration expenses (c)	5,775	5,902	3,995
Tax, accounting, and legal fees (d)	4,003	5,824	784
Total Restructuring and integration expenses	$28,180	$32,697	$14,612
(a)Represents expenses related to maintenance, utilities, and general upkeep at the Company’s leased buildings. During the COVID-19 pandemic, the Company decided to operate in a remote-first working environment. Because we did not terminate existing lease agreements at any of our facilities, we continue to incur these costs until the lease agreements end. The most significant lease agreement during the periods presented was for our former corporate headquarters, which ended on December 31, 2025 and was not renewed, and for the former Keap headquarters, which ends on December 31, 2026 and will not be renewed. Costs for the years ended December 31, 2025 and 2024 also include $0.1 million and $4.2 million of accelerated amortization expense, respectively, for the Keap headquarters.
(b)We incur severance charges related to certain reduction in force actions taken by our management which are designed to streamline the Company’s operations and drive lower operating expenses as we continue to shift from our Marketing Services activities and drive continued focus on our SaaS business. Specifically, we incurred severance charges of $13.3 million, $10.9 million and $5.4 million in the years ended December 31, 2025, 2024, and 2023, respectively, primarily related to our legacy Marketing Services employees and our shift from Marketing Services activities. Additionally, certain severance charges resulted from strategic integration activities to right-size our workforce following acquisitions. Specifically, we incurred severance charges of $1.8 million and $0.4 million in the years ended December 31, 2024 and 2023, respectively, resulting from the acquisitions of Keap in 2024 and Yellow in 2023.
(c)We incur professional services, system integration costs and other fees related to each of our acquisitions. Such costs vary in nature and amount due to factors specific to each acquisition and create a lack of comparability between periods.
(d)These costs consist of legal expenses related to legal cases inherited from acquisitions and accounting fees related to acquisitions.

The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Year Ended December 31, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$325,824	$206,886	$532,710
Plus:
Depreciation and amortization expense	8,785	6,133	14,918
Stock-based compensation expense	352	251	603
Adjusted Gross Profit	$334,961	$213,270	$548,231
Gross Margin	70.7%	63.9%	67.9%
Adjusted Gross Margin	72.7%	65.8%	69.8%

	Year Ended December 31, 2024
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$238,222	$299,015	$537,237
Plus:
Depreciation and amortization expense	8,600	12,406	21,006
Stock-based compensation expense	336	327	663
Adjusted Gross Profit	$247,158	$311,748	$558,906
Gross Margin	69.4%	62.2%	65.2%
Adjusted Gross Margin	72.0%	64.9%	67.8%

	Year Ended December 31, 2023
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$169,190	$409,057	$578,247
Plus:
Depreciation and amortization expense	6,178	20,811	26,989
Stock-based compensation expense	214	399	613
Adjusted Gross Profit	$175,582	$430,267	$605,849
Gross Margin	64.2%	62.6%	63.1%
Adjusted Gross Margin	66.6%	65.9%	66.1%
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

Material Cash Requirements

We have various payment obligations as part of our ordinary course of business. Our material cash requirements include: (1) operating lease obligations (see Note 9, Leases, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information); (2) debt repayments (see Note 10, Debt Obligations, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information); and (3) employee wages, benefits, and incentives. The expected timing of payments is estimated based on current information. In addition, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions (see Note 14, Income Taxes, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information), pensions (see Note 11, Pensions, to our consolidated financial statements included in Part II, Item 8 in this Annual Report for more information) and other matters.

For the year ending December 31, 2026, we expect total capital expenditures to be approximately $30.0 million. Our capital expenditure budget is an estimate and is subject to change.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Years Ended December 31,		$
(in thousands)	2025	2024	Change
Cash flows provided by (used in):
Operating activities	$63,528	$89,783	$(26,255)
Investing activities	(32,533)	(110,424)	77,891
Financing activities	(38,474)	19,216	(57,690)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	587	(1,344)	1,931
Decrease in cash, cash equivalents and restricted cash	$(6,892)	$(2,769)	$(4,123)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $26.3 million, or 29.2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily due to changes in working capital, particularly accounts receivable, which was primarily impacted by the timing of collections and an overall decline in our Marketing Services sales. The decrease was partially offset by lower interest payments of $12.4 million, lower income tax payments of $10.2 million and lower pension funding payments of $3.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $77.9 million, or 70.5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to $76.9 million of cash paid in connection with the Keap Acquisition during the year ended December 31, 2024. Additionally, capital expenditures were $1.1 million lower during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities was $38.5 million for the year ended December 31, 2025 compared to net cash provided by financing activities of $19.2 million for the year ended December 31, 2024. This change of $57.7 million was primarily due to net proceeds of $87.4 million received from our common stock offering during the year ended December 31, 2024, while there was no common stock offering during the year ended December 31, 2025. The increase in cash resulting from the common stock offering in 2024 was partially offset by net payments of $44.4 million made on the Company's Term Loan and $25.0 million made on the Company's ABL Facility during the year ended December 31, 2024, compared to payments of $35.0 million made on the Term Loan and net payments of $1.2 million made on the ABL Facility during the year ended December 31, 2025. Additionally, the Company paid debt issuance costs of $5.5 million during the year ended December 31, 2024 related to the Term Loan, while no payments were made for debt issuance costs during the year ended December 31, 2025. The Company repurchased $5.0 million of common stock during the year ended December 31, 2025 compared to $0.5 million during the year ended December 31, 2024. Additionally, during the year ended December 31, 2024, the Company received proceeds of $7.2 million from exercises of stock options, net of amounts withheld for taxes, compared to $1.2 million of net proceeds received during the year ended December 31, 2025. The Company also made payments of $0.9 million on finance lease obligations during the year ended December 31, 2025, while no payments were made on finance lease obligations during the year ended December 31, 2024.

Debt

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. Solely for this purpose, the Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of December 31, 2025, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

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

ABL Facility

On May 1, 2024, the Company entered into a new Credit Agreement (the “ABL Credit Agreement”), which established a new asset-based revolving loan facility (the “ABL Facility”). The ABL Facility refinanced the Company’s previous asset-based revolving loan facility (the “Prior ABL Facility”). Proceeds of the ABL Facility may be used by the Company for ongoing general corporate purposes and working capital.

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

As of December 31, 2025, the Company's borrowing base availability, determined primarily based on accounts receivable and credit card receivables less certain reserves, was $28.2 million. As a result of certain additional restrictions in the Company's debt agreements, as of December 31, 2025, approximately $19.7 million was available to be drawn upon under the ABL Facility.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of December 31, 2025. We had total recorded debt outstanding of $253.5 million (net of $7.9 million of unamortized original issue discount and debt issuance cost) at December 31, 2025, which was comprised of amounts outstanding under the Term Loan of $236.3 million and ABL Facility of $25.1 million.

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

The Company repurchased 378,000 shares and 26,495 shares of its outstanding common stock during the years ended December 31, 2025, and 2024, respectively. The total purchase price of these transactions was approximately $5.0 million and $0.5 million, respectively. The acquired shares were recorded as Treasury stock upon repurchase.

As of December 31, 2025, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases. The Company's ability to repurchase shares in the future is limited by certain conditions set forth in the ABL Credit Agreement.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenues, results of operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are made based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

Business Combinations

We have completed several acquisitions of other businesses in the past, including the Keap Acquisition on October 31, 2024, and the Yellow Acquisition on April 3, 2023. In an acquisition, we first review if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If such concentration exists, the transaction is considered an asset acquisition rather than a business combination.

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

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in determining the fair value of tangible and identifiable intangible assets such as client relationships, trademarks, and any other significant assets or liabilities. During the measurement period of up to one year after the acquisition date, we may adjust the values attributed to the assets acquired and assumed liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is tested annually for impairment as of October 1st and at any time upon the occurrence of certain triggering events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing a qualitative impairment assessment requires an examination of relevant events and circumstances that could have a negative impact on the carrying value of our Company, such as macroeconomic conditions, industry and market conditions, earnings and cash flows, overall financial performance, and other relevant entity-specific events. If the Company concludes an impairment is more likely than not through its qualitative assessment, then it is required to perform a quantitative assessment for impairment. The quantitative estimates of the fair value of the Company’s reporting units are primarily determined using an income approach based on discounted cash flows. The discounted cash flow methodology requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, current and anticipated economic conditions and trends, the estimation of the long-term growth rate of the Company’s business, and the determination of the Company’s weighted-average cost of capital. Changes in the estimates and assumptions incorporated in our impairment assessment could materially affect the determination of fair value and the associated impairment charge. Factors such as a sustained decline in our stock price or negative macroeconomic or industry trends could result in additional goodwill impairment charges in future periods.

During the years ended December 31, 2024 and 2023, the Company recognized goodwill impairment charges of $83.1 million and $268.8 million, respectively, which were recorded to the Marketing Services reporting unit. As a result of the impairment charge recorded during the year ended December 31, 2024, the goodwill in the Marketing Services reporting unit was reduced to zero, and only the SaaS reporting unit had goodwill remaining.

As part of the annual impairment test at October 1, 2025, the Company performed a qualitative assessment of the SaaS reporting unit. The qualitative evaluation is an assessment of factors, including recent and projected financial performance of the reporting unit, as well as macroeconomic, industry, and market conditions, to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The results of the qualitative assessment indicated that it was not more likely than not that the fair value of the SaaS reporting unit was less than its carrying value. As a result, no goodwill impairment charge was recorded for the year ended December 31, 2025.

As of December 31, 2025, goodwill was $253.8 million. For additional information related to goodwill, see Note 5, Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 in this Annual Report.

Pension Obligations

The Company maintains pension obligations associated with non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.

Although the plans are frozen, the Company continues to incur interest costs as well as gains or losses associated with changes in fair value of plan assets, all of which are referred to as net periodic pension cost. In determining the pension obligations at each reporting period, management makes certain actuarial assumptions, including discount rates and mortality rates. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. Changes in these assumptions can have a significant impact on the projected pension obligations, funding requirement, and net periodic pension cost. The Company immediately recognizes actuarial gains and losses in its operating results in the year in which the gains and losses occur.

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

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies, to our audited consolidated financial statements as of and for the years ended December 31, 2025, 2024, and 2023, included in Part II, Item 8 in this Annual Report, for a discussion of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2025, we had total recorded debt outstanding of $253.5 million (net of $7.9 million of unamortized original issue discount and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $236.3 million and ABL Facility of $25.1 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $2.6 million annually based on the debt outstanding at December 31, 2025.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Thryv Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Dex Pension Plan Obligation
As described in Note 11 to the financial statements, the Company’s total pension liability as of December 31, 2025, was $44.7 million and is calculated as $322.7 million of projected benefit obligation for its defined benefit pension plans less the related plan assets of $277.9 million. The Company recorded a net periodic pension cost of $8.8 million for the year-ended December 31, 2025. The Company remeasures the defined benefit pension obligation annually or upon a remeasurement date, with actuarial gains and losses immediately recorded in operating results during the period they occur. We identified the defined benefit pension obligation estimates for the Dex Pension Plan, as a critical audit matter.

The principal consideration for our determination that the defined benefit pension obligation estimates for the Dex Pension Plan is a critical audit matter is that the significant assumptions utilized in such estimates are subjective in nature and complex, specifically the discount rates and mortality rates used in the actuarial calculations. Changes in these assumptions could have a significant impact on the defined benefit pension obligation estimates and related actuarial gains and losses recognized. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and audit effort, including the need to involve an actuary specialist.

Our audit procedures related to the defined benefit pension obligation estimates for the Dex Pension Plan included the following, among others.

•We tested the design and operating effectiveness of relevant controls relating to management’s determination and review of the discount rate and mortality rates applied in estimating the defined benefit pension obligation, and review of these specific assumptions applied by the actuary specialist engaged by the Company.

•With the assistance of an actuary specialist, we evaluated the reasonableness of the Company’s significant assumptions related to the discount rates and mortality rates used in determining the projected benefit obligation.

•We evaluated the qualifications of the actuary specialist engaged by the Company based on their credentials and experience.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas
February 26, 2026

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Revenue	$785,015	$824,156	$916,961
Cost of services	252,305	286,919	338,714
Gross profit	532,710	537,237	578,247

Operating expenses:
Sales and marketing	225,692	254,433	287,797
Research and development	39,111	15,713	12,741
General and administrative	211,198	217,296	208,880
Impairment charges	—	83,094	268,846
Total operating expenses	476,001	570,536	778,264

Operating income (loss)	56,709	(33,299)	(200,017)
Other income (expense):
Interest expense	(23,430)	(36,494)	(61,728)
Interest expense, related party	(11,328)	(10,277)	—
Net periodic pension (cost) benefit	(8,817)	24,806	2,719
Other income (expense)	3,909	(10,734)	(1,518)
Income (loss) before income tax (expense) benefit	17,043	(65,998)	(260,544)
Income tax (expense) benefit	(16,736)	(8,218)	1,249
Net income (loss)	$307	$(74,216)	$(259,295)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(570)	250	1,070
Comprehensive loss	$(263)	$(73,966)	$(258,225)

Net income (loss) per common share:
Basic	$0.01	$(2.00)	$(7.47)
Diluted	$0.01	$(2.00)	$(7.47)

Weighted-average shares used in computing basic and diluted net income (loss) per common share:
Basic	43,621,796	37,142,271	34,723,491
Diluted	44,476,869	37,142,271	34,723,491
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share amounts)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$10,752	$16,311
Accounts receivable, net of allowance of $13,830 in 2025 and $13,051 in 2024	136,394	161,620
Contract assets, net of allowance of $2 in 2025 and $29 in 2024	411	2,127
Taxes receivable	8,134	6,218
Prepaid expenses	10,939	13,923
Deferred costs	11,548	8,402
Other current assets	679	2,119
Total current assets	178,857	210,720
Fixed assets and capitalized software, net	50,885	44,478
Goodwill	253,809	253,318
Intangible assets, net	25,929	34,259
Deferred tax assets	133,221	143,495
Other assets	45,886	25,895
Total assets	$688,587	$712,165

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,764	$13,011
Accrued liabilities	91,246	95,462
Current portion of unrecognized tax benefits	28,303	26,196
Contract liabilities	28,875	40,315
Current portion of Term Loan	10,500	7,875
Current portion of Term Loan, related party	7,000	5,250
Other current liabilities	3,905	8,151
Total current liabilities	179,593	196,260
Term Loan, net	125,419	146,885
Term Loan, net, related party	85,448	100,436
ABL Facility	25,120	23,891
Pension obligations, net	44,171	38,014
Other liabilities	10,697	9,759
Total long-term liabilities	290,855	318,985
Commitments and contingencies (see Note 15)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 72,002,129 shares issued and 43,815,268 shares outstanding at December 31, 2025; and 70,556,740 shares issued and 43,033,960 shares outstanding at December 31, 2024	720	706
Additional paid-in capital	1,303,144	1,272,476
Treasury stock - 28,186,861 shares at December 31, 2025 and 27,522,780 shares at December 31, 2024	(498,103)	(488,903)
Accumulated other comprehensive loss	(15,511)	(14,941)
Accumulated deficit	(572,111)	(572,418)
Total stockholders' equity	218,139	196,920
Total liabilities and stockholders' equity	$688,587	$712,165
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2022	61,279,379	$613	$1,105,701	(26,685,542)	$(468,879)	$(16,261)	$(238,907)	$382,267
Issuance of shares related to stock-based compensation	729,549	8	7,465	(58,541)	(1,154)	—	—	6,319
Exercise of stock warrants	651,855	6	15,892	—	—	—	—	15,898
Stock-based compensation expense	—	—	22,201	—	—	—	—	22,201
Settlement of indemnification asset	—	—	—	(613,954)	(15,760)	—	—	(15,760)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,070	—	1,070
Net loss	—	—	—	—	—	—	(259,295)	(259,295)
Balance as of December 31, 2023	62,660,783	$627	$1,151,259	(27,358,037)	$(485,793)	$(15,191)	$(498,202)	$152,700
Issuance of shares related to stock-based compensation	1,323,707	13	9,763	(138,248)	(2,611)	—	—	7,165
Stock-based compensation expense	—	—	24,118	—	—	—	—	24,118
Common stock offering	6,572,250	66	87,336	—	—	—	—	87,402
Repurchases of common stock	—	—	—	(26.495)	(499)	—	—	(499)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	250	—	250
Net loss	—	—	—	—	—	—	(74,216)	(74,216)
Balance as of December 31, 2024	70,556,740	$706	$1,272,476	(27,522,780)	$(488,903)	$(14,941)	$(572,418)	$196,920
Issuance of shares related to stock-based compensation	1,445,389	14	5,418	(286,081)	(4,201)	—	—	1,231
Stock-based compensation expense	—	—	25,250	—	—	—	—	25,250
Repurchases of common stock				(378,000)	(4,999)			(4,999)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(570)	—	(570)
Net income	—	—	—	—	—	—	307	307
Balance as of December 31, 2025	72,002,129	$720	$1,303,144	(28,186,861)	$(498,103)	$(15,511)	$(572,111)	$218,139
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$307	$(74,216)	$(259,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,459	52,789	63,251
Amortization of deferred commissions	14,634	18,283	14,954
Amortization of debt issuance costs	3,236	4,022	5,422
Deferred income taxes	10,625	(5,270)	(12,904)
Provision for credit losses and service credits	17,703	22,508	24,516
Stock-based compensation expense	25,250	24,118	22,201
Net periodic pension cost (benefit)	8,817	(24,806)	(2,719)
Impairment charges	—	83,094	268,846
(Gain) loss on foreign currency exchange rates	(3,509)	4,096	603
Loss on early extinguishment of debt	—	6,638	—
Loss from the remeasurement of the indemnification asset	—	—	10,734
Other, net	416	(3,166)	—
Changes in working capital items, excluding acquisitions:
Accounts receivable	(9,848)	23,167	54,325
Contract assets	1,716	782	(326)
Prepaid expenses, deferred costs, and other assets	(14,524)	1,139	7,117
Accounts payable and accrued liabilities	(12,731)	(26,526)	(37,749)
Contract liabilities	(12,433)	(8,625)	1,406
Other liabilities	(5,590)	(8,244)	(12,156)
Net cash provided by operating activities	63,528	89,783	148,226
Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(32,390)	(33,537)	(33,394)
Acquisition of a business, net of cash acquired	(143)	(76,887)	(8,897)
Other	—	—	(225)
Net cash used in investing activities	(32,533)	(110,424)	(42,516)
Cash Flows from Financing Activities
Proceeds from Term Loan	—	206,220	—
Proceeds from Term Loan, related party	—	137,480	—
Payments of Term Loan	(21,000)	(356,618)	(120,000)
Payments of Term Loan, related party	(14,000)	(31,500)	—
Proceeds from ABL Facility	375,519	329,004	919,975
Payments of ABL Facility	(374,291)	(353,957)	(925,684)
Principal payments on finance lease obligation	(934)	—	—
Debt issuance costs	—	(5,480)	—
Repurchases of common stock	(4,999)	(499)	—
Proceeds from exercise of stock warrants	—	—	15,898
Proceeds from common stock offering, net of offering expenses	—	87,402	—
Other	1,231	7,164	6,318
Net cash (used in) provided by financing activities	(38,474)	19,216	(103,493)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	587	(1,344)	133
(Decrease) increase in cash, cash equivalents and restricted cash	(6,892)	(2,769)	2,350
Cash, cash equivalents and restricted cash, beginning of period	17,761	20,530	18,180
Cash, cash equivalents and restricted cash, end of period	$10,869	$17,761	$20,530
Supplemental Information
Cash paid for interest	$31,581	$44,018	$57,027
Cash paid for income taxes, net	$5,202	$15,413	$9,313
Non-cash investing and financing activities
Repurchase of Treasury stock as a result of the settlement of the indemnification asset	$—	$—	$15,760
    The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1     Description of Business and Summary of Significant Accounting Policies

General

Thryv Holdings, Inc. (“Thryv” or the “Company”) is a software-led platform company focused on enabling small and medium-sized businesses (“SMBs”) to run and grow their businesses more efficiently. The Company's strategy is centered on delivering a unified, extensible SaaS platform that supports customer acquisition, engagement, operations, and retention across the SMB lifecycle.

The Company's SaaS platform (or “Thryv platform”) is designed for active daily use by business owners and operators. Customers engage directly with the platform to help business owners build a strong online presence, manage leads, automate workflows, communicate with customers, process payments, and make data-informed decisions that drive business outcomes.

The Company reports its results based on two reportable segments (see Note 17, Segment Information):
•SaaS, which includes the Company's unified small business marketing platform, supporting software solutions, related extensions, payment solutions, and professional services; and
•Marketing Services, which includes the Company's legacy print (“Print”) and digital marketing solutions (“Digital”) business, which the Company plans to exit by the end of 2028.

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

Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, assets acquired and liabilities assumed in business combinations, capitalized costs to obtain a contract, stock-based compensation expense, operating lease right-of-use assets and operating lease liabilities, pension obligations, and certain amounts relating to the accounting for income taxes, including valuation allowances. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, goodwill and intangible assets.

Reclassification of Prior Year Presentation

During the year ended December 31, 2025, as a result of increased investment in research and development activities following the Keap Acquisition (as defined in Note 3, Acquisitions) and to provide greater detail of the Company's underlying expenses, the Company began breaking out Research and development expense into a separate line item in the Consolidated Statements of Operations and Comprehensive Income (Loss). These costs were previously included in Sales and marketing expense. This change was made retrospectively to all periods presented for comparability purposes and there was no effect on Total operating expenses or Net income (loss) for the years ended December 31, 2025, 2024 or 2023.

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

Revenue for substantially all SaaS and Digital services are recognized using the series guidance. Under the series guidance, the Company’s obligation to provide services is the same for each day under the contract, and therefore represents a single performance obligation. Associated revenues are recognized over time using an output method to measure the progress toward satisfying a performance obligation.

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

Determine and Allocate the Transaction Price to the Performance Obligations in the Contract

The transaction price of a contract consists of fixed and variable consideration components pursuant to the applicable contractual terms and excludes sales tax. The Company’s contracts have variable consideration in the form of price concessions and service credits. Service credits may be issued to a client at the discretion of the Company related to client satisfaction issues and claims. The Company performs a monthly review of expected service credits at a portfolio level based on the Company’s history of adjustments and expected trends. The provision for service credits is recorded as a reduction to revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Deferred costs to obtain contracts are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in Deferred costs and the non-current portion is included in Other assets on the Consolidated Balance Sheets. Amortization of deferred costs to obtain contracts is included as a component of Sales and marketing expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth the Company's deferred costs to obtain contracts as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Deferred costs to obtain contracts - Current assets	$10,258	$7,978
Deferred costs to obtain contracts - Non-current assets	$1,004	$638

Amortization of the Company's deferred costs to obtain contracts for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Amortization of deferred costs to obtain contracts	$14,634	$18,283	$14,954

Costs to Fulfill a Contract with a Customer

Direct costs associated with fulfilling print services contracts with a client include costs related to printing and distribution. Directly attributable costs incurred to fulfill print services are capitalized as incurred and then expensed at the time of delivery, in line with the recognition of revenue. Costs to fulfill SaaS and digital contracts with clients are expensed as incurred.

The following table sets forth the Company's deferred costs to fulfill contracts as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Deferred costs to fulfill contracts (1)	$1,290	$424
(1)     Included in Deferred costs on the Consolidated Balance Sheets.

Amortization of the Company's deferred costs to fulfill contracts for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Amortization of deferred costs to fulfill contracts (1)	$424	$3,227	$2,689
(1)    Recorded in Cost of services in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company recorded no impairment losses associated with these deferred costs during the years ended December 31, 2025, 2024, and 2023.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of bank deposits. Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

Restricted cash is primarily associated with security deposits with credit card merchants. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amount shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$10,752	$16,311
Restricted cash, included in Other current assets	117	1,450
Total cash, cash equivalents and restricted cash	$10,869	$17,761

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

The following table presents the components of Accounts receivable, net of allowance:

	December 31,
(in thousands)	2025	2024
Accounts receivable	$38,200	$45,552
Unbilled accounts receivable (1)	112,024	129,119
Total accounts receivable	$150,224	$174,671
Less: allowance for credit losses	(13,830)	(13,051)
Accounts receivable, net of allowance (2)	$136,394	$161,620
(1)    Unbilled accounts receivable relates primarily to the Company’s print services, which are recognized at a point in time upon delivery of the print services to the intended market(s), but are billed to customers monthly after the delivery of the print services. Unbilled accounts receivable are reclassified as billed accounts receivable monthly when the customers are invoiced.
(2)    The opening balance of Accounts receivable, net of allowance for the year ended December 31, 2024 was $205.5 million.

The following table presents the components of unbilled accounts receivable from contracts with customers:

	December 31,
(in thousands)	2025	2024
Unbilled accounts receivable - current	$112,024	$129,119
Unbilled accounts receivable - non-current (1)	40,722	16,847
Total unbilled accounts receivable	$152,746	$145,966
(1)    Included in Other assets on the Consolidated Balance Sheets.

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

Approximately 86% of Marketing Services revenue in all periods presented was derived from sales to local SMBs that operate in limited geographical areas. These SMBs are usually billed in monthly installments when the services begin and, in turn, make monthly payments, requiring the Company to extend credit to these clients.

The remaining approximately 14% of Marketing Services revenue in all periods presented was derived from the sale of marketing services to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these businesses. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from these businesses. While the Company still has exposure to credit risks, historically, the losses from these clients have been less than that of local SMBs.

The Company does not require collateral for accounts receivable. Credit risk with respect to the balance of accounts receivable is generally diversified due to the number of clients comprising the Company’s customer base. No single client accounted for more than 5% of the Company’s outstanding accounts receivable as of December 31, 2025 or 2024.

The Company conducts its operations primarily in the United States, Canada, Australia, Europe and New Zealand. In 2025, the Company's top ten directories, as measured by revenue, accounted for approximately 1% of total revenue. No single directory or client accounted for more than 1% of the Company’s revenue for the years ended December 31, 2025, 2024 and 2023.

Fixed Assets and Capitalized Software

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions and improvements associated with fixed assets are capitalized if they have a useful life in excess of one year. Expenditures for repairs and maintenance, including the cost of replacing minor items that are not considered substantial improvements, are expensed as incurred. When fixed assets are sold or retired, the related cost and accumulated depreciation are deducted from the accounts and any gains or losses on disposition are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). Fixed assets are reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of a fixed asset may not be recoverable. Depreciation of fixed assets is included in Cost of services, Sales and marketing, Research and development, and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Costs associated with internal use software are capitalized during the application development stage, if they have a useful life in excess of one year. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized software is reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of a capitalized software may not be recoverable. Amortization associated with capitalized software is included in Cost of services, Sales and marketing, and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The remaining useful lives of fixed assets and capitalized software are reviewed annually for reasonableness. Fixed assets and capitalized software are depreciated on a straight-line basis over the estimated useful lives of the assets, which are presented in the following table:

Estimated Useful Lives
Buildings and building improvements	8 - 30 years
Leasehold improvements (1)	1 - 8 years
Computer and data processing equipment	3 years
Furniture and fixtures	7 years
Capitalized software	1.5 - 5 years
Other	3 - 7 years
(1)    Leasehold improvements are depreciated at the shorter of their estimated useful lives or the lease term.

See Note 7, Fixed Assets and Capitalized Software, for additional information.

Leases

The Company determines if an arrangement is or contains a lease at contract inception. Leases with a duration of 12 months or less are not recorded on the balance sheet and the related expense is recognized as incurred.

For all periods presented, the Company's lease arrangements consist of real estate and IT data center equipment. For these lease arrangements, we account for the lease and non-lease components separately and payments associated with non-lease components are expensed as incurred.

Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. If applicable, the right-of-use asset may include any initial direct costs incurred, lease payments made prior to the lease commencement, and is net of any lease incentives received. For these calculations, the Company considers only payments that are fixed or determinable at the time of lease commencement or any variable payments that depend on an index or a rate.

For operating leases, a single lease expense is recognized on a straight-line basis over the lease term. For finance leases, amortization expense is recognized on a straight-line basis over the lease term and interest expense is recognized based on the incremental borrowing rate (“IBR”).

The Company determines an IBR based on the information available at the lease commencement date to calculate the present value of lease payments. The IBR represents the rate of interest estimated that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

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

See Note 5, Goodwill and Intangible Assets, for additional information.

Intangible Assets

The Company has definite-lived intangible assets consisting of client relationships and trademarks and domain names. These intangible assets are amortized using the income forecast method over their useful lives, with the exception of covenants not to compete which were amortized on a straight-line basis over the terms of the agreements. These assets are allocated to their respective reporting units for impairment review purposes. The Company evaluates intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset group’s intangible assets may not be recoverable. The Company uses the estimated future cash flows directly associated with, and that are expected to arise as a result of, the use and eventual disposal of such asset group in determining fair values of definite-lived intangible assets. An impairment loss, if applicable, is measured as the amount by which the carrying amount of the reporting group’s definite-lived intangible asset exceeds its fair value.

Amortization associated with intangible assets is included in Cost of services, Sales and marketing, Research and development, and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company’s intangible assets and their estimated useful lives are presented in the table below:

Estimated Useful Lives
Client relationships	3.5 - 8 years
Trademarks and domain names	5.5 - 8 years

See Note 5, Goodwill and Intangible Assets, for additional information.

Pension Obligations

The Company maintains net pension obligations associated with non-contributory qualified defined benefit pension plans that are currently frozen and incur no additional service costs. The Company also maintains non-qualified defined benefit pension plans for certain executives which are also frozen.

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

Pension assets related to the Company’s qualified pension plans, which are held in master trusts and recorded in Pension obligations, net on the Consolidated Balance Sheets, are valued in accordance with ASC 820, Fair Value Measurement.

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

The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in (expense) benefit for income taxes in the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 14, Income Taxes, for additional information.

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

Transaction gains or losses in currencies other than the functional currency are included as a component of Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss). Transaction gains for the year ended December 31, 2025 were $3.5 million. Transaction losses for the years ended December 31, 2024 and 2023 were $4.1 million and $0.6 million, respectively.

Advertising Costs

Advertising costs, which include media, promotional, branding and online advertising, are included in Sales and marketing expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) and are expensed as incurred. Advertising costs for the Company for the years ended December 31, 2025, 2024 and 2023 were $10.6 million, $10.7 million and $14.8 million, respectively.

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

Earnings per Share

Basic earnings per share is calculated by dividing Net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated by including both the weighted-average number of common shares outstanding and any dilutive common stock equivalents within the denominator (diluted shares outstanding). The Company's common stock equivalents could consist of stock options, RSUs, PSUs, Employee Stock Purchase Plan shares (“ESPP”) and stock warrants, to the extent any are determined to be dilutive under the treasury stock method. Under the treasury stock method, the assumed proceeds relating to both the exercise price of stock options, RSUs, PSUs, ESPP shares and stock warrants, as well as the average remaining unrecognized fair value of stock options, are used to repurchase common shares at the average fair value price of the Company's common stock during the period. If the number of shares that could be repurchased exceed the number of shares that could be issued upon exercise, the common stock equivalent is determined to be anti-dilutive. See Note 13, Earnings per Share, for additional information.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures primarily related to the rate reconciliation and income taxes paid information. The Company has adopted ASU 2023-09 for the annual period ended December 31, 2025, applied retrospectively to all prior periods presented. Because the ASU affects disclosures only, the adoption did not impact the Company's results of operations, financial condition, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively to all prior periods presented. Management is currently evaluating the extent and impact that the adoption of this standard will have on the Company's disclosures.

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

In December 2025, the FASB issued ASU No. 2025-11, “Topic 270 – Interim Reporting” (“ASU 2025-11”). The amendments in ASU 2025-11 clarify interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in interim reporting periods. The amendments also establish a principle that requires disclosure of events since the end of the last annual reporting period that have materially impacted the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively to all prior periods presented. Management is currently evaluating the impact that the adoption of this standard will have on the Company's interim consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements” (“ASU 2025-12”). The amendments in ASU 2025-12 represent changes to certain FASB Accounting Standards Codification topics that clarify, correct errors, or make minor improvements. The provisions of ASU 2025-12 are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted, and may be applied prospectively or retrospectively. Early adoption and transition method may be elected on an issue-by-issue basis. Management is currently evaluating the impact that the adoption of this standard will have on the Company's consolidated financial statements.

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

SaaS

Revenue in the SaaS segment is generated through subscription plans, platform extensions, payment solutions, and professional services. Our subscription offerings are sold on a recurring basis. Revenues associated with substantially all SaaS offerings are recognized using the series guidance. Under the series guidance, the Company's obligation to provide services is the same for each day under the contract, and therefore represents a single performance obligation. Associated revenues are recognized over time using an output method to measure the progress toward satisfying a performance obligation.

Marketing Services

Our primary Marketing Services offerings include our Print and Digital solutions.

Print

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

Digital

Digital marketing services includes Internet Yellow Pages, which generate revenue by charging clients for advertisements and priority placement, and Search Engine Marketing solutions, which charge clients a monthly fee based on their contracted budget. Other digital media solutions, such as online display and social advertising and Search Engine Optimization tools, also generate revenues by charging clients a monthly fee. Revenues associated with substantially all Digital marketing services are recognized using the series guidance, with associated revenues recognized over time using an output method to measure the progress toward satisfying a performance obligation.

Disaggregation of Revenue

The Company presents disaggregated revenue based on the type of service within its segment footnote.

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Consolidated Balance Sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations.

The following table sets forth the Company's contract assets and liabilities:

	December 31,
(in thousands)	2025	2024	2023
Contract assets	$411	$2,127	$2,909
Contract liabilities	$28,875	$40,315	$44,558

The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the year ended December 31, 2025, the Company recognized revenue of $40.3 million that was recorded in Contract liabilities as of December 31, 2024. For the year ended December 31, 2024, the Company recognized revenue of $39.6 million that was recorded in Contract liabilities as of December 31, 2023.

Note 3      Acquisitions

Keap Acquisition

On October 31, 2024 (the “Keap Acquisition Date”), Thryv, Inc. acquired all of the outstanding capital stock of Infusion Software, Inc. d/b/a/ Keap (“Keap”) for $77.0 million in cash, net of $7.6 million of cash acquired (the “Keap Acquisition”). The assets acquired as part of these transactions consisted primarily of $3.0 million in current assets, $7.8 million in fixed assets and capitalized software, $33.3 million in intangible assets, consisting primarily of customer relationships and a trade name, along with $11.1 million in deferred tax assets and $34.9 million in goodwill. The Company also assumed liabilities of $17.9 million, consisting primarily of accrued, contract, and deferred liabilities.

The primary purpose of the Keap Acquisition was to further increase Thryv's market share within the SaaS industry. Keap was founded in 2001 and operates a SaaS email marketing and sales platform for small businesses, including products to enable customer relationship management, marketing and e-commerce. To finance the purchase price, the Company closed an underwritten public offering of 5,715,000 shares of common stock, generating net proceeds of $76.8 million (after deducting underwriting discounts and commissions) and borrowed $5.5 million under its New ABL Facility. Transaction costs expensed as part of the acquisition related costs recognized were $3.4 million.

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

The following table summarizes the consideration transferred and the purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Keap Acquisition Date:

(in thousands)
Current assets	$3,024
Fixed assets and capitalized software	7,801
Intangible assets:
Client relationships	27,300
Trademarks and domain names	5,700
Covenants not to compete	300
Deferred tax assets	11,130
Other assets	4,730
Current liabilities	(15,280)
Other liabilities	(2,600)
Goodwill	34,925
Fair value allocated to net assets acquired	$77,030

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

	Years Ended December 31,
(in thousands) (unaudited)	2024	2023
Revenue	$894,968	$1,005,022
Net loss	$(71,461)	$(265,489)

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

The excess of the purchase price over the fair value of the identifiable net assets acquired and the liabilities assumed was allocated to goodwill. The recognized goodwill of $5.1 million was primarily related to the benefits expected from the acquisition and was allocated to the Marketing Services segment. The goodwill recognized is not deductible for income tax purposes.

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

As of December 31, 2025 and December 31, 2024, the Company no longer recorded a Level 1 indemnification asset because it was settled on June 22, 2023. A loss of $10.7 million from the change in fair value of the Company’s Level 1 indemnification asset during the year ended December 31, 2023 was recorded in General and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). The $15.8 million Indemnity Amount, which is the fair value of the shares returned to treasury, was recorded in Treasury stock on the Consolidated Balance Sheets, along with the 613,954 shares that the Company received from the sellers, as of December 31, 2023.

Benefit Plan Assets

The fair value of benefit plan assets is measured and recorded on the Consolidated Balance Sheets using Level 1 and 2 inputs. See Note 11, Pensions.

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

The carrying amounts and fair values of the Term Loan were as follows:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$228,367	$228,652	$260,446	$264,353

Note 5     Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $253.8 million, net of accumulated impairment losses of $1,166.7 million as of December 31, 2025, and goodwill of $253.3 million, net of accumulated impairment losses of $1,166.7 million as of December 31, 2024. All accumulated impairment losses were related to the Marketing Services reporting unit. As of December 31, 2025, the Company had $24.9 million of tax-deductible goodwill.

Goodwill Impairment

Management tests goodwill for impairment at the reporting unit level annually on October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

During the years ended December 31, 2024 and 2023, the Company recognized goodwill impairment charges of $83.1 million and $268.8 million, respectively, which were recorded to the Marketing Services reporting unit. As a result of the impairment charge recorded during the year ended December 31, 2024, the goodwill in the Marketing Services reporting unit was reduced to zero and only the SaaS reporting unit had goodwill remaining.

As part of the annual impairment test at October 1, 2025, the Company performed a qualitative assessment of the SaaS reporting unit. A qualitative evaluation is an assessment of factors, including recent and projected financial performance of the reporting unit, as well as macroeconomic, industry, and market conditions, to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The results of the Company's qualitative assessment indicated that it was not more likely than not that the fair value of the SaaS reporting unit was less than its carrying value. As a result, no goodwill impairment charges were recorded during the year ended December 31, 2025.

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	Marketing Services	SaaS	Total
Balance as of December 31, 2023	$83,516	$218,884	$302,400
Keap Acquisition	—	34,434	34,434
Impairments	(83,094)	—	(83,094)
Effects of foreign currency translation	(422)	—	(422)
Balance as of December 31, 2024	$—	$253,318	$253,318
Measurement period adjustments to Keap Acquisition (1)	—	491	491
Balance as of December 31, 2025	$—	$253,809	$253,809
(1)    Goodwill increased during the year ended December 31, 2025 in connection with a measurement period adjustment for the Keap Acquisition. See Note 3, Acquisitions.

Intangible Assets

The Company had definite-lived intangible assets of $25.9 million and $34.3 million as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2024, as a result of our strategic decision to terminate our Marketing Services solutions by the end of 2028, the Company evaluated its intangible assets and other long-lived assets within the Marketing

Services reporting unit for impairment. Based on the Company’s analysis, the carrying values of the Company’s definite-lived intangible assets and other long-lived assets were determined to be recoverable, and no impairment was recognized.

No impairment charges related to intangible assets were recorded during the years ended December 31, 2025, 2024, or 2023.

The following tables set forth the details of the Company's intangible assets as of December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$316,423	$(295,226)	$21,197	6.7
Trademarks and domain names	91,079	(86,347)	4,732	6.7
Total intangible assets	$407,502	$(381,573)	$25,929	6.7

	December 31, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$818,781	$(790,891)	$27,890	7.4
Trademarks and domain names	228,021	(221,936)	6,085	7.4
Covenants not to compete	5,221	(4,937)	284	0.5
Total intangible assets	$1,052,023	$(1,017,764)	$34,259	7.4

During the year ended December 31, 2025, the Company retired $508.7 million, $138.5 million, and $5.2 million of fully amortized client relationships, trademarks and domain names, and covenants not to compete, respectively, which were no longer being utilized.

Amortization expense for intangible assets for the years ended December 31, 2025, 2024, and 2023 was $8.4 million, $16.0 million, and $25.5 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2026	$5,896
2027	4,586
2028	4,224
2029	3,762
2030	3,325
Thereafter	4,136
Total	$25,929

Note 6     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses:

(in thousands)	2025	2024	2023
Balance as of January 1	$13,080	$14,961	$14,799
Additions (1)	15,003	16,882	18,664
Deductions (2)	(14,251)	(18,763)	(18,502)
Balance as of December 31 (3)	$13,832	$13,080	$14,961
(1)For the years ended December 31, 2025, 2024, and 2023, the Company recorded a provision for credit losses of $15.0 million, $16.9 million, and $18.7 million, respectively, which is included in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)Represents amounts written off as uncollectible, net of recoveries.
(3)As of December 31, 2025, and 2024, $13.8 million, and $13.1 million of the allowance was attributable to Accounts receivable, respectively. For both periods, less than $0.1 million was attributable to Contract assets. The Company expects to collect substantially all of its long-term unbilled balance.

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

Note 7      Fixed Assets and Capitalized Software

The following table summarizes the components of the Company's fixed assets and capitalized software:

	December 31,
(in thousands)	2025	2024
Capitalized software	$196,580	$187,721
Computer and data processing equipment	28,554	36,224
Finance lease asset	5,798	—
Other	1,124	1,268
Fixed assets and capitalized software	$232,056	$225,213
Less: accumulated depreciation and amortization	181,171	180,735
Total fixed assets and capitalized software, net	$50,885	$44,478
Depreciation and amortization expense associated with the Company's fixed assets and capitalized software was as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Amortization of capitalized software	$25,955	$30,905	$30,087
Depreciation of fixed assets	5,124	5,888	7,709
Total depreciation and amortization expense	$31,079	$36,793	$37,796

Note 8     Accrued Liabilities

Accrued liabilities consisted of the following amounts:

	December 31,
(in thousands)	2025	2024
Accrued salaries and related expenses	$50,241	$52,144
Accrued customer payments and service credits	10,191	12,167
Accrued traffic acquisition expenses	8,112	8,703
Accrued taxes	5,456	4,805
Other accrued expenses	17,246	17,643
Accrued liabilities	$91,246	$95,462

Note 9      Leases

The Company has entered into lease agreements for certain facilities and IT data center equipment, with remaining terms of approximately one to five years and that may include options to extend. The Company does not have lease agreements with residual value guarantees or material restrictive covenants. Variable lease payments included in the lease agreements are immaterial.

During the years ended December 31, 2025, 2024, and 2023, the Company recorded no lease right-of-use asset impairment charges.

During the year ended December 31, 2024, the Company announced its intent to partially abandon the Keap headquarters office building in Chandler, Arizona, which has a lease end date of December 31, 2026, as of December 2024. As a result, the Company recorded $4.2 million of accelerated amortization costs related to this partial abandonment during the year ended December 31, 2024. During the fourth quarter of 2025, the Company announced its intent to fully abandon the remaining space at the Keap headquarters office building as of December 2025, resulting in $0.1 million of accelerated amortization costs during the year ended December 31, 2025.

The following table summarizes the components of the Company's lease cost:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost (1)	$2,506	$7,204	$5,201
Finance lease cost:
Amortization of right-of-use assets (2)	640	—	—
Interest on lease obligations (3)	136	—	—
Short-term lease cost	144	105	154
Sublease income	—	—	(1,348)
Total lease cost	$3,426	$7,309	$4,007
(1)Included in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)Included in Cost of services, Sales and marketing, Research and development, and General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
(3)Included in Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Supplemental balance sheet information related to the Company's leases is as follows:

	December 31,
(in thousands)	2025	2024
Operating Leases
Operating lease right-of-use assets, net (1)	$709	$2,423

Operating lease liabilities, current (2)	$2,770	$7,849
Operating lease liabilities, non-current (3)	217	2,806
Total operating lease liabilities	$2,987	$10,655

Finance Leases
Finance lease asset	$5,798	$—
Accumulated depreciation	640	—
Finance lease asset, net (4)	$5,158	$—

Finance lease liability, current (2)	$890	$—
Finance lease liability, non-current (3)	3,973	—
Total finance lease liability	$4,863	$—
(1)Included in Other assets on the Consolidated Balance Sheets.
(2)Included in Other current liabilities on the Consolidated Balance Sheets.
(3)Included in Other liabilities on the Consolidated Balance Sheets.
(4)Included in Fixed assets and capitalized software, net, on the Consolidated Balance Sheets.

Supplemental cash flow information related to the Company's leases is as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,878	$9,301	$11,997
Operating cash flows from finance leases	$136	$—	$—
Financing cash flows from finance leases	$934	$—	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$200	$5,904	$—
Finance leases	$5,798	$—	$—

Weighted-average remaining lease term and discount rate are as follows:

	Years Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	1.2	1.5	1.7
Finance leases	4.7	—	—
Weighted-average discount rate
Operating leases	8.8%	8.9%	9.0%
Finance leases	8.3%	—%	—%

Maturities of lease liabilities as of December 31, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$2,901	$1,252
2027	140	1,252
2028	57	1,252
2029	35	1,252
2030	—	835
Thereafter	—	—
Total undiscounted lease payments	$3,133	$5,843
Less: imputed interest	146	980
Present value of lease liability	$2,987	$4,863

Note 10      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of December 31, 2025 and 2024:

(in thousands)	Maturity	Interest Rate		December 31, 2025	December 31, 2024
Term Loan	May 1, 2029	SOFR +	6.75%	$236,250	$271,250
ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	25,120	23,891
Unamortized original issue discount and debt issuance costs				(7,883)	(10,804)
Total debt obligations				$253,487	$284,337
Current portion of Term Loan				(17,500)	(13,125)
Total long-term debt obligations				$235,987	$271,212
Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of December 31, 2025, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly commencing June 30, 2024, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As a result of $21.9 million of prepayments made during the year ended December 31, 2025, the Company's mandatory amortization payments for the next 12 months total $17.5 million.

The weighted-average interest rate on short-term borrowings as of December 31, 2025 and 2024 was 10.6% and 11.2%, respectively.

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

Accordingly, total third-party fees paid were $6.2 million, of which $2.0 million was immediately charged to General and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining third-party fees of $4.2 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the Term Loan, using the effective interest method. Additionally, there were unamortized debt issuance costs which includes third-party fees and original issue discount costs of $7.8 million on the Prior Term Loan, of which $5.4 million was written off and recorded as a loss on early extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining unamortized debt issuance costs of $2.4 million were deferred as debt issuance costs and will be amortized to interest expense, over the term of the Term Loan, using the effective interest method.

The Company has recorded accrued interest of $0.3 million and $0.3 million as of December 31, 2025 and December 31, 2024, respectively. Accrued interest is included in Other current liabilities on the Consolidated Balance Sheets.

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

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the Term Loan), which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the Term Loan), which shall not be less than the quarterly thresholds set forth in the Term Loan Agreement as of the last day of each fiscal quarter. As of December 31, 2025, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

ABL Facility

On May 1, 2024, the Company entered into a new Credit Agreement (the “ABL Credit Agreement”), which established a new asset-based revolving loan facility (the “ABL Facility”). The ABL Facility refinanced the Company’s previous asset-based revolving loan facility (the “Prior ABL Facility”). Proceeds of the ABL Facility may be used by the Company for ongoing general corporate purposes and working capital.

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

The Company accounted for this transaction as an extinguishment of the Prior ABL Facility. Total third-party fees and lender fees of $1.3 million associated with the ABL Facility, were deferred as debt issuance costs and will be amortized as interest expense, over the term of the ABL Facility. Additionally, the unamortized debt issuance costs associated with the Prior ABL Facility of $1.2 million, were written off and recorded as a loss on early extinguishment of debt on the Consolidated Statement of Operations and Comprehensive Income (Loss).

As of December 31, 2025 and December 31, 2024, the Company had debt issuance costs with a remaining balance of $0.7 million and $1.1 million, respectively. These debt issuance costs are included in Other assets on the Consolidated Balance Sheets.

As of December 31, 2025, the Company's borrowing base availability, determined primarily based on accounts receivable and credit card receivables less certain reserves, was $28.2 million. As a result of certain restrictions in the Company's debt agreements, as of December 31, 2025, approximately $19.7 million was available to be drawn upon under the ABL Facility.

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

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of December 31, 2025, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

Future Cash Commitments

The following table sets forth future cash commitments associated with the Company's Term Loan and ABL Facility:

(in thousands)	Debt Obligations
2026	$17,500
2027	35,000
2028	60,120
2029	148,750
Total future cash commitments	$261,370

Note 11     Pensions

During the periods presented, the Company sponsored two frozen non-contributory qualified defined benefit pension plans that incur no additional service costs: the Dex Pension Plan and the YP Holdings LLC Pension Plan (the “YP Plan”). The Company also maintains two frozen non-qualified defined benefit pension plans for certain executives: the Dex One Pension Benefit Equalization Plan and the SuperMedia Excess Pension Plan.

During 2025, the Company commenced the process to fully terminate the YP Plan. In the fourth quarter of 2025, $15.9 million in lump sum distributions were made from plan assets to certain retirees, participants, and beneficiaries under the YP Plan who elected to receive their benefits as accelerated lump sum payouts. Additionally, the Company purchased a group annuity contract with an insurance company for $33.1 million that transferred $29.5 million of benefit obligations related to the remaining participants to the insurer. There was no change to the pension benefits for the participants transferred to the insurance company. The purchase of the group annuity contract was fully funded by plan assets. The transaction was considered a settlement under GAAP and, in the fourth quarter of 2025, the Company recorded a non-cash pension settlement charge of approximately $3.7 million reflected in Net periodic pension (cost) benefit as a result of the lump sum distributions and the purchase of the group annuity contract. The pension settlement required remeasurement of the plan assets and obligations prior to the calculation of the settlement charge.

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

Net Periodic Pension Cost (Benefit)

The following table details the components of net periodic pension cost (benefit) for the Company's pension plans:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Interest cost	$18,925	$19,295	$21,386
Expected return on assets	(15,859)	(12,971)	(13,752)
Settlement loss (gain)	3,652	—	(407)
Remeasurement loss (gain)	2,099	(31,130)	(9,946)
Net periodic pension cost (benefit)	$8,817	$(24,806)	$(2,719)

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

The weighted-average assumptions used for determining the Company's net periodic pension cost (benefit) are as follows:

	Years Ended December 31,
	2025	2024	2023
Pension benefit obligations discount rate	5.52%	4.95%	5.14%
Interest cost discount rate	5.38%	4.90%	5.10%
Expected return on plan assets, net of administrative expenses	5.15%	4.08%	4.04%
Interest crediting rate	3.76%	3.51%	3.02%

The weighted-average assumptions used for determining the Company's pension benefit obligations are as follows:

	Years Ended December 31,
	2025	2024
Pension benefit obligations discount rate	5.11%	5.52%
Interest crediting rate	4.50%	3.76%

Pension Benefit Obligations and Plan Assets

The following table summarizes the benefit obligations, plan assets, and funded status associated with the Company's pension and benefit plan:

(in thousands)	2025	2024
Change in Benefit Obligations
Balance as of January 1	$366,836	$408,950
Interest cost	18,925	19,295
Actuarial loss (gain), net	20,850	(28,103)
Benefits paid	(50,823)	(33,306)
Settlement loss	(3,652)	—
Obligations transferred through annuity purchase	(29,485)	—
Balance as of December 31	$322,651	$366,836

Change in Plan Assets
Balance as of January 1	$328,283	$339,046
Plan contributions	2,398	6,545
Actual return on plan assets, net of administrative expenses	30,958	15,998
Benefits paid	(50,561)	(33,306)
Plan assets transferred through annuity purchase	(33,137)	—
Balance as of December 31	$277,941	$328,283

Funded Status as of December 31 (plan assets less benefit obligations)	$(44,710)	$(38,553)

The following table summarizes the cash contributions made by the Company to its qualified and non-qualified plans during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Qualified plans	$2,094	$6,000	$—
Non-qualified plans	$564	$515	$778

For fiscal year 2026, the Company expects to contribute approximately $5.4 million to the qualified plan and approximately $0.5 million to the non-qualified plans.

The net actuarial loss in the benefit obligations of $5.8 million for the year ended December 31, 2025 was a result of losses attributable to decreasing discount rates due to changes in corporate bond markets, life expectancy updates, actuarial assumption updates to reflect current market conditions, and plan experience differing from expectations, partially offset by gains attributable to asset performance exceeding expectations.

The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to pension plans:

	December 31,
(in thousands)	2025	2024
Current liabilities	$(539)	$(539)
Long-term liabilities	(44,171)	(38,014)
Total pension liability as of December 31	$(44,710)	$(38,553)

The following table summarizes the amounts associated with the Company's pension plans that have accumulated pension obligations greater than plan assets (underfunded):

	December 31,
(in thousands)	2025	2024
Accumulated benefit obligations	$322,651	$320,242
Projected benefit obligations	$322,651	$320,242
Plan assets	$277,941	$280,325

Expected Cash Flows

The Company's estimated future pension benefit payments are as follows:

(in thousands)	Expected Future Pension Benefit Payments
2026	$39,120
2027	$33,762
2028	$32,544
2029	$31,444
2030	$30,536
2031 to 2035	$128,949

Pension Plan Assets

The Company's overall investment strategy is to achieve a mix of assets, allowing it to meet projected benefits payments while taking into consideration expected levels of risk and return. Depending on perceived market pricing and various other factors, both active and passive approaches are utilized.

The following tables set forth the fair values of the Company's pension plan assets by asset category:

	December 31, 2025
(in thousands)	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$2,643	$2,643	$—	$—
Equity funds	71,126	71,126	—	—
U.S. treasuries and agencies	20,790	—	20,790	—
Corporate bond funds	106,348	106,348	—	—
Total	$200,907	$180,117	$20,790	$—
Hedge funds-investments measured at net asset value (“NAV”) as a practical expedient	77,034
Total plan assets	$277,941

	December 31, 2024
	Total	Level 1 (Quoted Market Prices in Active Markets)	Level 2 (Significant Observable Input)	Level 3 (Unobservable Inputs)
Cash and cash equivalents	$8,833	$8,833	$—	$—
Equity funds	77,614	77,614	—	—
U.S. treasuries and agencies	18,044	—	18,044	—
Corporate bond funds	138,680	138,680	—	—
Total	$243,171	$225,127	$18,044	$—
Hedge funds-investments measured at NAV as a practical expedient	85,112
Total plan assets	$328,283

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

The Company uses NAV to determine the fair value of all underlying investments that do not have a readily determinable fair market value and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2025 and 2024, the Company used NAV to value its hedge fund investments.

The weighted-average percentage of assets in the Company's pension plans, by category, is as follows:

	December 31,
	2025	2024
Cash and cash equivalents	1.0%	2.7%
U.S. treasuries and agencies, corporate bond funds, and other fixed income	45.7%	47.7%
Equity funds	25.6%	23.6%
Hedge funds	27.7%	26.0%
Total	100.0%	100.0%

Prospective Pension Plan Investment Strategy

The Company uses a liability-driven investment strategy, and as part of the strategy, the Company may invest in hedge fund investments, fixed income investments, and equity investments, and will hold an adequate amount of cash and cash equivalents to meet daily pension obligations.

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

For 2026, the expected rate of return, net of administrative expenses, for the Dex Pension Plan is 5.2%. In 2025, the actual rates of return on assets for the Dex Pension Plan and the YP Plan were 10.7% and 7.2%, respectively. In 2024, the actual rates of return on assets for the Dex Pension Plan and the YP Plan were 6.0% and (1.0)%, respectively.

Savings Plan Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement. All full-time U.S. employees are eligible to participate in the plan. Participant contributions may be made on a pre-tax, after-tax, or Roth basis. Under the plan, the Company matched up to 1% of eligible pre-tax or Roth employee contributions for the year ended December 31, 2025, and up to 4.8% for the years ended December 31, 2024 and 2023. These matching Company cash contributions are allocated to the participants' current investment elections. The Company recognizes its contributions as savings plan expense based on its matching obligation to participating employees. For the years ended December 31, 2025, 2024 and 2023, the Company recorded total savings plan expense of $1.7 million, $7.7 million, and $9.0 million, respectively.

Note 12     Stock-Based Compensation and Stockholders' Equity

The Stock Incentive Plans provide for several forms of incentive awards to be granted to designated eligible employees, non-management directors, and independent contractors providing services to the Company. On September 3, 2020, the Company's Board of Directors adopted, and the Company's stockholders approved, the Company's 2020 Plan. The 2020 Plan replaced the 2016 Plan, as the Company determined not to make additional awards under the 2016 Plan following the effectiveness of the 2020 Plan. However, the terms of the 2016 Plan continue to govern outstanding equity awards granted under the 2016 Plan.

The maximum number of shares of the Company’s common stock authorized for issuance under the 2016 Plan is 6,166,667. Any shares reserved for issuance, but unissued, forfeited or lapse unexercised under the 2016 Plan will be made available under the 2020 Plan for issuance. On May 18, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to provide that commencing on January 1, 2022 and ending on (and including) January 1, 2030, there will be an annual increase in the total number of shares of common stock reserved and available for delivery in connection with the 2020 Plan of up to 5% of the total number of shares of common stock outstanding on December 31st of the preceding year, pending approval by the Compensation Committee of the Board. On January 1, 2023, the 2020 Plan share pool increased by 1,723,944 shares, 5% of the outstanding common stock of 34,478,892 shares on December 31, 2022. On January 1, 2024, the 2020 Plan share pool increased by 1,759,429 shares, 5% of the outstanding common stock of 35,188,599 shares on December 31, 2023. On January 1, 2025, the 2020 Plan share pool increased by 2,145,995 shares, 5% of the outstanding common stock of 42,919,905 shares on December 31, 2024. As of December 31, 2025, the maximum number of shares of the Company’s common stock authorized for issuance under the 2020 Plan was 6,654,546.

The following table summarizes the amounts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the periods presented related to stock-based compensation expense:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cost of services	$603	$663	$613
Sales and marketing	5,557	7,594	9,506
Research and development	1,559	(244)	1,583
General and administrative	17,531	16,105	10,499
Stock-based compensation expense	$25,250	$24,118	$22,201

The following table summarizes stock-based compensation expense by award type during the periods presented:

	Years Ended December 31,
(in thousands)	2025	2024	2023
RSUs	$11,866	$12,765	$9,637
PSUs	12,080	9,747	9,372
Stock Options	150	459	1,674
ESPP	1,154	1,147	1,518
Stock-based compensation expense	$25,250	$24,118	$22,201

Restricted Stock Units

The following tables summarize the Company's RSU activity during the periods presented:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested balance as of January 1, 2025	1,187,426	$19.42
Granted	1,043,059	$14.69
Vested	(633,547)	$19.93
Forfeited	(211,483)	$16.65
Nonvested balance as of December 31, 2025	1,385,455	$16.03

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Total intrinsic value of RSUs vested	$8,865	$8,599	$4,284
Total intrinsic value of RSUs distributed	$8,374	$8,588	$4,301
Total grant-date fair value of RSUs vested	$12,628	$10,067	$5,345
Total grant-date fair value of RSUs distributed	$11,932	$10,063	$5,367
Weighted-average grant-date fair value per share of RSUs granted	$14.69	$18.42	$19.58

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

As of December 31, 2025, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was $12.5 million and is expected to be recognized over a weighted-average period of 1.52 years.

During the year ended December 31, 2025, the Company issued an aggregate of 595,977 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following tables summarize the Company's PSU activity during the periods presented:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested balance as of January 1, 2025	1,350,358	$21.85
Granted	656,405	$14.92
Vested	(526,209)	$24.42
Forfeited	(125,967)	$17.87
Nonvested balance as of December 31, 2025	1,354,587	$17.87

	Years Ended December 31,
(in thousands)	2025	2024	2023
Total intrinsic value of PSUs vested	$6,804	$2,637	$—
Total intrinsic value of PSUs distributed	$2,852	$—	$—
Total grant-date fair value of PSUs vested	$12,849	$2,909	$—
Total grant-date fair value of PSUs distributed	$4,317	$—	$—

The Company grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU award agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures over a three-year performance period, relative to certain performance and market conditions. Grant-date fair value of PSUs that vest relative to a performance condition are measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. Grant-date fair value of PSUs that vest relative to a market condition are measured using a Monte Carlo simulation model and expensed on a straight-line basis, net of forfeitures, over the service period of the awards, which is generally the vesting term of three years. As of December 31, 2025, the nonvested balance of PSUs that vest based on performance and market conditions were 541,841 and 406,373, respectively.

As of December 31, 2025, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was $9.4 million and is expected to be recognized over a weighted average period of 1.19 years.

The following table summarizes the weighted-average fair values and assumptions used in the Monte Carlo simulation model for PSUs during the periods presented:

	Years Ended December 31,
	2025	2024	2023
Weighted-average fair value	$14.92	$18.80	$21.46
Dividend yield	—	—	—
Volatility	24.66%	51.13%	75.80%
Risk-free interest rate	2.52%	4.13%	4.14%
Expected life (in years)	1.75	2.99	2.99

Stock Options

No stock options were issued during the years ended December 31, 2025, 2024, or 2023.

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

The following tables summarize the Company's stock option activity during the periods presented:

	2025
	Number of Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock option awards at January 1	2,704,862	$12.01	4.60	$7,540
Granted	—	$—	—	$—
Exercises (issuance of shares)	(299,220)	$8.25	2.36	$1,994
Forfeitures/expirations	(11,945)	$13.56	3.66	$(22)
Outstanding stock option awards at December 31	2,393,697	$12.47	3.76	$(15,379)

Options exercisable as of December 31	2,393,697	$12.47	3.76	$(15,379)

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Total intrinsic value of options exercised	$1,994	$6,686	$2,444
Total grant-date fair value of options exercised	$2,589	$4,499	$1,488
Total grant-date fair value of options vested	$—	$5,063	$13,213
Weighted-average grant-date fair value per share of options exercised	$8.65	$7.44	$6.87

As of December 31, 2025, there was no unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options, as all granted stock options were fully vested on October 15, 2024.

Cash proceeds received from exercises of stock options during the years ended December 31, 2025, 2024 and 2023 were $3.3 million, $8.9 million and $3.1 million, respectively. The associated tax benefits from options exercised and RSUs and PSUs issued were $1.6 million, $3.8 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

A total of 171,561 shares were issued on June 30, 2025, and 231,549 shares were issued on December 31, 2025, for a total of 403,110 shares issued through the ESPP during the year ended December 31, 2025.

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

The Company repurchased 378,000 shares and 26,495 shares of its outstanding common stock during the years ended December 31, 2025, and 2024, respectively. The total purchase price of these transactions was approximately $5.0 million and $0.5 million, respectively. The acquired shares were recorded as Treasury stock upon repurchase.

As of December 31, 2025, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases. The Company's ability to repurchase shares in the future is limited by certain conditions set forth in the ABL Credit Agreement.

Common Stock Offering

To finance the Keap Acquisition, the Company entered into an underwriting agreement dated October 29, 2024 with RBC Capital Markets, LLC (the “Underwriter”). The Company closed an underwritten public offering of 5,715,000 shares of common stock. The Company raised approximately $76.8 million in proceeds (after deducting underwriting discounts and commissions) and borrowed $5.5 million under its ABL Facility.

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

Stock Warrants

As of January 1, 2023, the Company had fully vested outstanding warrants of 9,427,343 and the holders of such warrants were entitled to purchase, in the aggregate, up to 5,237,413 shares of common stock at an exercise price of $24.39 per common share. The warrants were issued in 2016 upon the Company's emergence from its pre-packaged bankruptcy.

During the year ended December 31, 2023, 1,173,348 warrants were exercised. Cash proceeds from exercises of stock warrants during the year ended December 31, 2023 was $15.9 million and is recorded in Proceeds from exercise of stock warrants in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

On August 15, 2023, 8,253,997 warrants expired unexercised. As of December 31, 2025 and 2024, the Company did not have any warrants outstanding.

Note 13     Earnings per Share

The following tables present the calculation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Basic net income (loss) per share:
Net income (loss)	$307	$(74,216)	$(259,295)
Weighted-average basic shares outstanding	43,621,796	37,142,271	34,723,491
Basic net income (loss) per share	$0.01	$(2.00)	$(7.47)

	Years Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Diluted net income (loss) per share:
Net income (loss)	$307	$(74,216)	$(259,295)
Weighted-average basic shares outstanding	43,621,796	37,142,271	34,723,491
Plus: Common stock equivalents	855,073	—	—
Weighted-average diluted shares outstanding	44,476,869	37,142,271	34,723,491
Diluted net income (loss) per share	$0.01	$(2.00)	$(7.47)
The computation of diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Outstanding stock options	2,147,606	2,704,862	3,309,222
Outstanding RSUs	1,194,153	1,187,634	992,464
Outstanding PSUs	261,102	1,472,599	1,130,779
Outstanding ESPP shares	362,757	121,097	122,799
Outstanding stock warrants	—	—	3,489,662

Note 14     Income Taxes

The components of the Company's income (loss) before income tax (expense) benefit are as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
United States	$2,830	$(31,483)	$(278,741)
Foreign	14,213	(34,515)	18,197
Total income (loss) before income tax (expense) benefit	$17,043	$(65,998)	$(260,544)

The components of the Company's income tax (expense) benefit are as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current tax (expense):
Federal	$(3,674)	$(5,316)	$(1,870)
State and local	(690)	(1,800)	(1,542)
Foreign	(1,747)	(6,498)	(8,238)
Total current tax (expense)	$(6,111)	$(13,614)	$(11,650)
Deferred tax (expense) benefit:
Federal	(3,815)	5,748	7,789
State and local	(2,602)	(1,677)	(826)
Foreign	(4,208)	1,325	5,936
Total deferred tax (expense) benefit	$(10,625)	$5,396	$12,899
Total income tax (expense) benefit	$(16,736)	$(8,218)	$1,249

The following table provides a reconciliation between the effective income tax rate and the federal statutory tax rate:

	Years Ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$3,579	21.0%	$(13,860)	21.0%	$(54,714)	21.0%
State and local income taxes, net of federal income tax effect (1)	2,457	14.4%	2,663	(4.0)%	2,060	(0.8)%
Foreign tax effects
Australia
Statutory tax rate difference between Australia and United States	1,176	6.9%	(3,219)	4.9%	431	(0.2)%
Impairment expense	—	—%	15,989	(24.2)%	—	—%
Unrealized foreign exchange	723	4.2%	(1,449)	2.2%	316	(0.1)%
Withholding taxes	610	3.6%	—	—%	—	—%
Other	104	0.6%	123	(0.2)%	(786)	0.3%
New Zealand
Impairment expense	—	—%	1,443	(2.2)%	—	—%
Other	150	0.9%	(111)	0.2%	(41)	—%
Other foreign jurisdictions	41	0.2%	(354)	0.5%	(1,439)	0.6%
Effects of cross-border tax laws
Base Erosion and Anti-Abuse Tax (BEAT)	2,288	13.4%	—	—%	—	—%
Other	78	0.5%	354	(0.5)%	1,471	(0.6)%
Tax credits
Research and development tax credits	(2,280)	(13.4)%	(1,958)	3.0%	(1,444)	0.6%
Foreign tax credits	(410)	(2.4)%	(1,592)	2.4%	(1,586)	0.6%
Changes in valuation allowance	441	2.6%	445	(0.7)%	(879)	0.3%
Nontaxable or non-deductible items
Impairment expense	—	—%	4,405	(6.7)%	56,448	(21.7)%
Non-deductible officer compensation	3,343	19.6%	2,427	(3.7)%	2,386	(0.9)%
Stock-based compensation	2,050	12.0%	(184)	0.3%	128	—%
Transaction costs	(607)	(3.6)%	1,176	(1.8)%	—	—%
Other	153	0.9%	(511)	0.8%	2,764	(1.1)%
Change in unrecognized tax benefits
Unrecognized tax benefit	772	4.5%	924	(1.4)%	(4,303)	1.7%
Interest and penalties	2,247	13.2%	2,348	(3.6)%	(2,754)	1.1%
Other adjustments
True-up of deferred tax assets/liabilities	(223)	(1.3)%	(642)	1.0%	693	(0.3)%
Other	44	0.4%	(199)	0.3%	—	—%
Effective tax rate	$16,736	98.2%	$8,218	(12.4)%	$(1,249)	0.5%
(1)    State taxes in California and Iowa in 2025, Florida, Michigan, and Virginia in 2024, and Iowa and New York in 2023 made up the majority (greater than 50%) of the tax effect in this category. This category includes the impact of state valuation allowances and state unrecognized tax benefits.

Income Taxes Paid
The components of the Company's income taxes paid (net of refunds) are as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Federal	$—	$8,237	$—
State	(378)	659	122
Foreign	5,580	6,517	9,191
Total	$5,202	$15,413	$9,313
Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Years Ended December 31,
(in thousands)	2025	2024	2023
State
New York	$(289)	*	*
Texas	$(378)	*	$(1,597)

Foreign
Australia	$4,309	$5,466	$8,726
New Zealand	$1,271	$913	*
* Jurisdiction below the threshold for the period presented.

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized.

The significant components of the Company's deferred income tax assets and liabilities are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Allowance for doubtful accounts	$4,031	$3,887
Deferred and other compensation	13,081	15,184
Interest expense limitation	19,944	21,677
Fixed assets and capitalized software	34,073	27,781
Pension and other post-employment benefits	11,847	10,578
Lease liabilities	1,948	2,627
Reserve for facility exit costs	—	4,719
Net operating loss and credit carryforwards (1)	35,550	35,325
Non-compete and other agreements	19,739	24,375
Goodwill and other intangible assets	11,931	13,319
Other, net	14,843	13,436
Total deferred tax assets	$166,987	$172,908
Valuation allowance	(16,785)	(15,662)
Net deferred tax assets	$150,202	$157,246

Deferred tax liabilities
Deferred costs	$(2,542)	$(1,754)
Investment in subsidiaries	(4,160)	(4,193)
Lease right-of-use assets	(1,468)	(5,323)
Fixed assets and capitalized software	(6,287)	(2,889)
Other, net	(2,762)	—
Total deferred tax liabilities	$(17,219)	$(14,159)
Net deferred tax asset	$132,983	$143,087

(1)    For the year ended December 31, 2025, the Company had gross federal net operating loss carryforwards of $84.2 million, with $30.9 million expiring in 2033 through 2037 and $53.3 million with an indefinite carryforward period. The Company's federal net operating losses are subject to limitations under Section 382 of the Internal Revenue Code of $0.8 million per year. The annual limitation may be increased or decreased by net unrealized built-in gains or losses during the five-year period beginning on the date of the Section 382 ownership change. The Company also had post-apportionment state net operating losses of $275.8 million and $249.4 million expiring in 2026 through 2045 and $26.4 million with an indefinite carryforward period. A valuation allowance has been recorded for net operating losses which are expected to expire unutilized.

The Company establishes a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the ability to realize deferred tax assets, the Company considers all available positive and negative evidence in determining whether, based on the weight of that evidence, a valuation allowance is needed for some or all of the Company's deferred tax assets. In determining the need for a valuation allowance on the Company's deferred tax assets, the Company places greater weight on recent and objectively verifiable current information. The Company has considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income in assessing the need for the valuation allowance. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2025, management has determined that it is more likely than not that its deferred taxes will be realized, with the exception of certain indefinite lived deferred tax assets and certain state net operating loss carryforwards of $16.8 million. For the year ended December 31, 2025, the Company recorded a net valuation allowance increase of $1.1 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

Valuation Allowance

The following table summarizes the changes in the Company’s valuation allowance:

(in thousands)	2025	2024
Balance at beginning of period	$15,662	$18,810
Net change in valuation allowance	1,123	(3,148)
Balance at end of period	$16,785	$15,662

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.

The Company is subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States and Australia. Tax years 2022 through 2024 are subject to examination by the Internal Revenue Service. Australia tax returns are subject to examination by the Australian Taxation Office for tax years 2021 through 2024. State tax returns are open for examination for an average of three years; however, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards. The Company received IRS FPAA notification letters dated August 29, 2018, for IRS adjustments related to the tax years 2012-2015, for which the Company has previously and adequately reserved. See Note 15, Contingent Liabilities. The Company is also currently under examination by the Illinois Department of Revenue for tax years 2022 and 2023 and by the Wisconsin Department of Revenue for tax years 2021 through 2023. The Company does not have any other significant state or local examinations in process.

The following table reflects changes to and balances of the Company's unrecognized tax benefits:

(in thousands)	2025	2024	2023
Balance at beginning of period	$18,064	$17,140	$21,443
Gross additions for tax positions related to the current year	772	774	624
Gross additions for tax positions related to prior years	—	150	201
Gross reductions for tax positions related to prior years	—	—	(5,128)
Balance at end of period	$18,836	$18,064	$17,140

The Company's unrecognized tax benefit increased by $0.8 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively, and decreased by $4.3 million for the year ended December 31, 2023. The increase for the year ended December 31, 2025 was primarily attributable to the tax positions related to research and development credits claimed for tax year 2025. The increase for the year ended December 31, 2024 was primarily attributable to the tax positions related to research and development credits claimed for tax years 2023 and 2024. The decrease for the year ended December 31, 2023 was primarily attributable to favorable developments with ongoing U.S. federal tax examinations, partially offset by the increase attributable to tax positions related to research and development credits claimed for tax years 2022 and 2023.

For the years ended December 31, 2025, 2024 and 2023, the Company had $18.8 million, $18.1 million, and $17.1 million, respectively, of unrecognized tax benefits, excluding interest and penalties, that if recognized, would impact the effective tax rate. The Company recorded adjustments to interest and penalties related to unrecognized tax benefits as part of the expense/(benefit) for income taxes in the Consolidated Statements of Operations and Comprehensive Income (Loss) of $2.2 million, $2.3 million, and $(2.8) million for the years ended December 31, 2025, 2024 and 2023, respectively. Unrecognized tax benefits included $13.6 million, $11.3 million, and $9.0 million of accrued interest as of December 31, 2025, 2024, and 2023, respectively.

It is reasonably possible that the $18.8 million unrecognized tax benefit liability presented above for the year ended December 31, 2025, could decrease by $15.6 million within the next twelve months, due to an anticipated settlement with the tax authorities and the expiration of the statute of limitations in certain jurisdictions.

Note 15     Contingent Liabilities

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, losses are considered probable, but the Company is not able to make a reasonable estimate of the liability because of the uncertainties related to the outcome or the amount or range of potential loss. For these matters, disclosure is made, but no amount is reserved. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material adverse effect on our results of operations, financial condition, or cash flows.

Legal costs, including expenses and fees related to outside counsel, are expensed as incurred.

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

The IRS challenged the Company's tax return position on both the Section 199 deduction and the tax credits. With respect to the tax years 2012 through June 2015 for the YP LLC partnership, the IRS sent 90-day notices to DexYP on August 29, 2018. In response, the Company filed three petitions (in the names of various related partners) in U.S. Tax Court challenging the IRS, and the IRS filed answers to those petitions. The three cases were consolidated by the court and were referred back to IRS Administrative Appeals for settlement negotiations, during which time the litigation was suspended. Several appeals conferences were held. The Company settled its claim for a Section 199 deduction on favorable terms. The Company and the IRS also reached an agreement regarding additional research and development tax credits for the tax years at issue whereby the IRS allowed more tax credits than were originally claimed on the tax returns. With respect to the tax year from July to December 2015 for the Print Media LLC partnership, the Company also filed a petition in the U.S. Tax Court to challenge the IRS denial of its Section 199 deductions.

As of December 31, 2025 and December 31, 2024, the Company has reserved $30.4 million and $28.3 million, respectively, in connection with the Section 199 disallowance and less than $0.1 million related to the research and development tax credit disallowance. See Note 4, Fair Value Measurements, for a discussion of the Company's former indemnification asset related to these matters.

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

Note 16     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the years ended December 31, 2025 and 2024.

	Accumulated Other Comprehensive Loss
(in thousands)	2025	2024
Balance at January 1	$(14,941)	$(15,191)
Foreign currency translation adjustment, net of tax benefit (expense) of $0.2 million and ($0.1 million), respectively	(570)	250
Balance at December 31	$(15,511)	$(14,941)

Note 17     Segment Information

The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates performance of the reportable segments based on Segment Adjusted EBITDA, which is the primary measure of segment profitability. The CODM monitors actual versus forecasted results for Segment Adjusted EBITDA on a monthly basis to assess the performance of each segment and make decisions about allocating resources to each segment.

During the first quarter of 2024, the Company realigned its operating and reportable segments as a result of changes to the internal reporting provided to the CODM, to reflect the way that the CODM assesses performance and allocates resources. Subsequently, the Company has two operating segments, which are also its reportable segments: (1) SaaS and (2) Marketing Services. Prior period information has been recast to conform to the current period presentation.

Asset information by segment is not regularly provided to the CODM and, therefore, such information is not presented.

The following tables summarize the operating results of the Company's reportable segments. Segment cost of services, Segment sales and marketing, Segment research and development, and Segment general and administrative expenses presented below exclude the allocation of depreciation and amortization expense, stock-based compensation expense, restructuring and integration expenses, transaction costs and other expenses.

	Year Ended December 31, 2025
(in thousands)	SaaS	Marketing Services	Segment Totals
Segment revenue	$461,027	$323,988	$785,015
Less:
Segment cost of services	126,066	110,719	236,785
Segment sales and marketing	134,290	73,412	207,702
Segment research and development	35,274	—	35,274
Segment general and administrative	91,556	61,853	153,409
Segment Adjusted EBITDA	$73,842	$78,004	$151,846

	Year Ended December 31, 2024
(in thousands)	SaaS	Marketing Services	Segment Totals
Segment revenue	$343,476	$480,680	$824,156
Less:
Segment cost of services	96,319	168,932	265,251
Segment sales and marketing	131,257	97,119	228,376
Segment research and development	15,132	—	15,132
Segment general and administrative	59,578	93,388	152,966
Segment Adjusted EBITDA	$41,190	$121,241	$162,431

	Year Ended December 31, 2023
(in thousands)	SaaS	Marketing Services	Segment Totals
Segment revenue	$263,717	$653,244	$916,961
Less:
Segment cost of services	88,135	222,977	311,112
Segment sales and marketing	106,498	149,982	256,480
Segment research and development	10,525	—	10,525
Segment general and administrative	46,534	104,795	151,329
Segment Adjusted EBITDA	$12,025	$175,490	$187,515

A reconciliation of the Company’s Income (loss) before income tax (expense) benefit to total Segment Adjusted EBITDA is as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Income (loss) before income tax (expense) benefit	$17,043	$(65,998)	$(260,544)
Impairment charges	—	83,094	268,846
Depreciation and amortization expense	39,459	52,789	63,251
Interest expense	34,758	46,771	61,728
Stock-based compensation expense	25,250	24,118	22,201
Restructuring and integration expenses (1)	28,180	32,697	14,612
Loss on early extinguishment of debt	—	6,638	—
Non-cash loss from remeasurement of indemnification asset	—	—	10,734
Transaction costs	—	5,145	373
Net periodic pension cost (benefit)	8,817	(24,806)	(2,719)
Other	(1,661)	1,983	9,033
Total Segment Adjusted EBITDA	$151,846	$162,431	$187,515
(1)    Restructuring and integration expenses includes abandoned facility costs, severance charges, post-acquisition and integration expenses, tax and accounting fees related to acquisitions, and legal fees related to cases inherited from acquisitions.

The following table summarizes the Company's Revenue based on type of service for the periods indicated:

	Years Ended December 31,
(in thousands)	2025	2024	2023
SaaS	$461,027	$343,476	$263,717
Marketing Services
Print	$223,572	$253,998	$264,834
Digital	100,416	226,682	388,410
Total Marketing Services	$323,988	$480,680	$653,244
Revenue	$785,015	$824,156	$916,961

The following table summarizes the Company's Revenue by geographic region, based on the location of the customer, for the periods indicated:

	Years Ended December 31,
(in thousands)	2025	2024	2023
United States	$659,367	$686,341	$764,112
International	125,648	137,815	152,849
Revenue	$785,015	$824,156	$916,961

Revenue from customers located in Australia was approximately 13.0%, 14.4%, and 15.3% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. No other individual foreign country contributed more than 10% of total revenue for the years ended December 31, 2025, 2024, or 2023.

The following table summarizes the Company's long-lived assets by geographic region, which consist of operating lease right-of-use assets and fixed assets, net, excluding capitalized software:

	December 31,
(in thousands)	2025	2024
United States	$9,609	$9,008
International	58	226
Total long-lived assets	$9,667	$9,234
Percentage of long-lived assets held outside of the United States	0.6%	2.4%

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thryv Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Thryv Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 26, 2026

Item 9B.     Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 31, 2025.

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

The remaining information required by this Item 10 is incorporated by reference from the information to be provided in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”). The 2026 Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2025.

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities or certain other companies' securities by directors, officers and employees, or the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and The Nasdaq Stock Market listing standards. The forgoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Company’s insider trading policy that was filed as Exhibit 19.1 to our Annual Report on Form 10-K filed on February 27, 2025.

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated by reference from our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2025.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2025.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2025.

Item 14.     Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2025.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    The following documents are filed as a part of this Annual Report on Form 10-K:

(1)    Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K).

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
•Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules

Financial statement schedules have been omitted as the information is either not required or the information is otherwise included in the consolidated financial statements.

(3)    Exhibits

The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among Thryv, Inc., Thryv Merger Sub, Inc., Infusion Software, Inc. d/b/a Keap, Shareholder Representative Services LLC, in its capacity as the equityholder representative and the equityholders party thereto, dated as of October 29, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2025).

3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 24, 2020).

3.2
Amendment to Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 30, 2025).

3.3	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 24, 2020).
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

10.6+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).
10.7*+	2025 Over Performance Plan, dated February 25, 2025.
10.8*+	2025 Short Term Incentive Plan, dated February 25, 2025.

10.9+
Thryv, Inc. Severance Plan—Executive Vice Presidents and Above, dated January 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 1, 2020).

10.10+	Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.11+	First Amendment to the Thryv Holdings, Inc. 2020 Incentive Award Plan, incorporated by reference to Exhibit A to the Registrant’s Definitive Schedule 14C (File No. 001-35895) filed on June 16, 2021.
10.12+	Second Amendment to the Thryv Holdings, Inc. 2020 Incentive Award Plan incorporated by reference to Exhibit B to the Registrant’s Definitive Schedule 14C (File No. 001-35895) filed on June 16, 2021.
10.13+
Form of Thryv Holdings, Inc. Stock Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 18, 2020).

10.14+	Thryv Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 23, 2020).
10.15+
Form of Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on May 5, 2022).

10.16+
Form of Performance-Based Restricted Stock Unit Award Agreement under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on May 5, 2022).

10.17+
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Thryv Holdings, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on August 4, 2022).

10.18+	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the SEC on January 9, 2026.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2025).
21.1*	List of significant subsidiaries of Thryv Holdings, Inc.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Thryv Holdings, Inc. Clawback Policy, effective as of November 29, 2023 (incorporated by reference to Exhibit 97 to the Company’s Form 10-K, filed with the SEC on February 22, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (included in Exhibits 101).
*Filed herewith
+    Management contract of compensatory plan or arrangement

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

February 26, 2026	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

February 26, 2026	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title(s)	Date

/s/ Joseph A. Walsh	Chairman of the Board and Chief Executive Officer	February 26, 2026
Joseph A. Walsh	(Principal Executive Officer)

/s/ Paul D. Rouse	Chief Financial Officer, Executive Vice President and Treasurer	February 26, 2026
Paul D. Rouse	(Principal Financial and Accounting Officer)

/s/ Amer Akhtar	Director	February 26, 2026
Amer Akhtar

/s/ Bonnie Kintzer	Director	February 26, 2026
Bonnie Kintzer

/s/ Ryan O'Hara	Director	February 26, 2026
Ryan O'Hara

/s/ Lou Orfanos	Director	February 26, 2026
Lou Orfanos

/s/ John Slater	Director	February 26, 2026
John Slater

/s/ Lauren Vaccarello	Director	February 26, 2026
Lauren Vaccarello