Form 10-Q
period 2026-03-31
Thryv Holdings, Inc.
filed 2026-04-30
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR

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
Yes ☐ No ☒

As of April 28, 2026, there were 44,349,786 shares of the registrant's common stock outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Accordingly, we caution you against relying on forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•significant competition for our Marketing Services solutions and Software as a Service (“SaaS”) offerings, which include companies who use components of our SaaS offerings provided by third parties;
•our ability to maintain profitability;
•our ability to manage our growth effectively;
•our ability to transition our Marketing Services clients to our Thryv Platform (as defined below in Note 1), maintain transitioned clients on that platform and sell them additional or upgraded products, sell our platform into new markets or further penetrate existing markets;
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
•our ability to complete acquisitions and the successful integration of such acquisitions, and any failure of an acquired business to achieve its plans and objectives or realize any expected benefit from any such acquisition;
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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), as supplemented by the disclosure in Part II, Item 1A. Risk Factors in subsequent quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements contained in this report, which speak only as of the date of this report. Except as required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements publicly after the date they are made, whether as a result of new information, future events, or otherwise.

In this Quarterly Report on Form 10-Q, the terms “our Company,” “we,” “us,” “our,” “Company” and “Thryv” refer to Thryv Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2026	2025
Revenue	$167,684	$181,371
Cost of services	58,428	62,083
Gross profit	109,256	119,288

Operating expenses:
Sales and marketing	47,948	59,842
Research and development	11,431	10,209
General and administrative	45,819	52,271
Total operating expenses	105,198	122,322

Operating income (loss)	4,058	(3,034)
Other income (expense):
Interest expense	(4,141)	(6,067)
Interest expense, related party	(2,466)	(3,006)
Net periodic pension cost	(345)	(768)
Other income	1,433	392
Loss before income tax benefit	(1,461)	(12,483)
Income tax benefit	6,003	2,865
Net income (loss)	$4,542	$(9,618)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(395)	(187)
Comprehensive income (loss)	$4,147	$(9,805)

Net income (loss) per common share:
Basic	$0.10	$(0.22)
Diluted	$0.10	$(0.22)

Weighted-average shares used in computing basic and diluted net income (loss) per common share:
Basic	44,207,794	43,412,366
Diluted	45,246,486	43,412,366
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$7,952	$10,752
Accounts receivable, net of allowance of $14,381 in 2026 and $13,830 in 2025	147,083	136,394
Contract assets, net of allowance of $2 in 2026 and $2 in 2025	433	411
Taxes receivable	22,710	8,134
Prepaid expenses	14,459	10,939
Deferred costs	7,472	11,548
Other current assets	643	679
Total current assets	200,752	178,857
Fixed assets and capitalized software, net	50,101	50,885
Goodwill	253,809	253,809
Intangible assets, net	24,471	25,929
Deferred tax assets	120,238	133,221
Other assets	44,367	45,886
Total assets	$693,738	$688,587

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,853	$9,764
Accrued liabilities	84,225	91,246
Current portion of unrecognized tax benefits	1,803	28,303
Contract liabilities	36,790	28,875
Current portion of Term Loan	15,750	10,500
Current portion of Term Loan, related party	10,500	7,000
Other current liabilities	3,340	3,905
Total current liabilities	163,261	179,593
Term Loan, net	120,716	125,419
Term Loan, net, related party	82,063	85,448
ABL Facility	29,534	25,120
Pension obligations, net	44,016	44,171
Other liabilities	28,738	10,697
Total long-term liabilities	305,067	290,855
Commitments and contingencies (see Note 12)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 72,888,889 shares issued and 44,344,879 shares outstanding at March 31, 2026; and 72,002,129 shares issued and 43,815,268 shares outstanding at December 31, 2025	729	720
Additional paid-in capital	1,307,891	1,303,144
Treasury stock - 28,544,010 shares at March 31, 2026 and 28,186,861 shares at December 31, 2025	(499,735)	(498,103)
Accumulated other comprehensive loss	(15,906)	(15,511)
Accumulated deficit	(567,569)	(572,111)
Total stockholders' equity	225,410	218,139
Total liabilities and stockholders' equity	$693,738	$688,587
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended March 31, 2026
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2025	72,002,129	$720	$1,303,144	(28,186,861)	$(498,103)	$(15,511)	$(572,111)	$218,139
Issuance of shares related to stock-based compensation	886,760	9	(3)	(357,149)	(1,632)	—	—	(1,626)
Stock-based compensation expense	—	—	4,750	—	—	—	—	4,750
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(395)	—	(395)
Net income	—	—	—	—	—	—	4,542	4,542
Balance as of March 31, 2026	72,888,889	$729	$1,307,891	(28,544,010)	$(499,735)	$(15,906)	$(567,569)	$225,410

Three Months Ended March 31, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	70,556,740	$706	$1,272,476	(27,522,780)	$(488,903)	$(14,941)	$(572,418)	$196,920
Issuance of shares related to stock-based compensation	939,337	9	2,211	(244,966)	(3,841)	—	—	(1,621)
Stock-based compensation expense	—	—	7,737	—	—	—	—	7,737
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(187)	—	(187)
Net loss	—	—	—	—	—	—	(9,618)	(9,618)
Balance as of March 31, 2025	71,496,077	$715	$1,282,424	(27,767,746)	$(492,744)	$(15,128)	$(582,036)	$193,231

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$4,542	$(9,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,166	11,516
Amortization of deferred commissions	1,349	3,499
Amortization of debt issuance costs	741	830
Deferred income taxes	13,026	(2,986)
Provision for credit losses and service credits	3,630	3,782
Stock-based compensation expense	4,750	7,737
Net periodic pension cost	345	768
Gain on foreign currency exchange rates	(1,433)	(392)
Other	2	37
Changes in working capital items:
Accounts receivable	(4,820)	16,840
Prepaid expenses, deferred costs, and other assets	(23,160)	(20,525)
Accounts payable and accrued liabilities	(31,631)	(22,338)
Contract liabilities	7,737	2,407
Other liabilities	17,229	(2,038)
Net cash provided by (used in) operating activities	1,473	(10,481)

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(6,926)	(7,085)
Other	—	(143)
Net cash used in investing activities	(6,926)	(7,228)

Cash Flows from Financing Activities
Proceeds from ABL Facility	90,777	109,647
Payments of ABL Facility	(86,363)	(95,748)
Principal payments on finance lease obligation	(216)	—
Other	(1,621)	(1,620)
Net cash provided by financing activities	2,577	12,279
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	124
Decrease in cash, cash equivalents and restricted cash	(2,796)	(5,306)
Cash, cash equivalents and restricted cash, beginning of period	10,869	17,760
Cash, cash equivalents and restricted cash, end of period	$8,073	$12,454

Supplemental Information
Cash paid for interest	$6,858	$8,256
Cash (received) paid for income taxes, net	$(5,587)	$1,178

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

The Company reports its results based on two reportable segments (see Note 14, Segment Information):
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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Examples of reported amounts that rely on significant estimates include revenue recognition, allowance for credit losses, assets acquired and liabilities assumed in business combinations, capitalized costs to obtain a contract, stock-based compensation expense, operating lease right-of-use assets and operating lease liabilities, pension obligations and certain amounts relating to the accounting for income taxes, including valuation allowances. Significant estimates are also used in determining the recoverability and fair value of fixed assets and capitalized software, goodwill and intangible assets.

Reclassification of Prior Year Presentation

During the fourth quarter of 2025, as a result of increased investment in research and development activities following the acquisition of Infusion Software, Inc. d/b/a/ Keap (“Keap”) in October 2024 and to provide greater detail of the Company's underlying expenses, the Company began breaking out Research and development expense into a separate line item in the Consolidated Statements of Operations and Comprehensive Income (Loss). These costs were previously included in Sales and marketing expense. This change was made retrospectively to all periods presented for comparability purposes and there was no effect on Total operating expenses or Net loss for the three months ended March 31, 2025.

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the consolidated financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2025. Except as described below, there have been no changes to the Company's significant accounting policies during the three months ended March 31, 2026.

Costs to Obtain a Contract with a Customer

The Company has determined that sales commissions paid to employees and certified marketing representatives associated with selling the Company’s print, digital and SaaS services are considered incremental and recoverable costs of obtaining a contract. Commissions incurred to obtain a new contract are capitalized and recognized over the benefit period, which is determined based on expected contract renewals, the Company’s technology development life-cycle, and other factors.

In accordance with its policy, the Company reviews the estimated amortization period of its capitalized commissions on a periodic basis. This review indicated that the benefit period for commissions on SaaS contracts had lengthened due to an increase in the average SaaS customer life. As a result, effective January 1, 2026, the Company changed the amortization period for costs incurred to obtain a new contract to better reflect the estimated benefit period of these assets. The estimated useful life of these assets was increased from eighteen months to thirty-six months. The effect of this change in estimate for the three months ended March 31, 2026 was to reduce amortization of deferred commissions by $2.2 million, which resulted in an increase to net income of $2.2 million and an increase to basic and diluted earnings per share of $0.05.

Cash, Cash Equivalents, and Restricted Cash

Restricted cash is primarily associated with security deposits with credit card merchants. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amount shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025:

(in thousands)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$7,952	$10,993
Restricted cash, included in Other current assets	121	1,461
Total cash, cash equivalents and restricted cash	$8,073	$12,454

Accounts Receivable, Net of Allowance

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized, but amounts have not yet been billed to the client.

The following table represents the components of Accounts receivable, net of allowance:

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable	$44,828	$38,200
Unbilled accounts receivable (1)	116,636	112,024
Total accounts receivable	$161,464	$150,224
Less: allowance for credit losses	(14,381)	(13,830)
Accounts receivable, net of allowance	$147,083	$136,394

(1)    Unbilled accounts receivable relates primarily to the Company’s Print services, which are recognized at a point in time upon delivery of the Print services to the intended market(s), but are billed to customers monthly after the delivery of the Print services. Unbilled accounts receivable are reclassified as billed accounts receivable monthly when the customers are invoiced.

The following table represents the components of unbilled accounts receivable from contracts with customers:

(in thousands)	March 31, 2026	December 31, 2025
Unbilled accounts receivable – current	$116,636	$112,024
Unbilled accounts receivable – non-current (1)	32,898	40,722
Total unbilled accounts receivable	$149,534	$152,746
(1)    Included in Other assets on the Consolidated Balance Sheets.
Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 for the annual period ended December 31, 2025, and implemented the new disclosure updates within the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 on a retrospective basis. Because the ASU affects disclosures only, the adoption did not impact the Company's results of operations, financial condition, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and can be applied either prospectively or retrospectively to all prior periods presented. Management is currently evaluating the extent and impact that the adoption of this standard will have on the Company's disclosures.

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

Note 2      Revenue Recognition

The Company has determined that each of its SaaS business management tools and services, and each of its Print and Digital marketing services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract.

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

Disaggregation of Revenue

The Company presents disaggregated revenue based on the type of service within its segment footnote. See Note 14, Segment Information.

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

The following table sets forth the Company's contract assets and liabilities:

(in thousands)	March 31, 2026	December 31, 2025	December 31, 2024
Contract assets	$433	$411	$2,127
Contract liabilities	$36,790	$28,875	$40,315

The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the three months ended March 31, 2026, the Company recognized revenue of $25.9 million that was recorded in Contract liabilities as of December 31, 2025. For the three months ended March 31, 2025, the Company recognized revenue of $30.3 million that was recorded in Contract liabilities as of December 31, 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Benefit Plan Assets

The fair value of benefit plan assets is measured and recorded on the Consolidated Balance Sheets using Level 1 and Level 2 inputs. See Note 8, Pensions.

Fair Value of Financial Instruments

The Company considers the carrying amounts of cash, trade receivables, and accounts payable to approximate fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.

Additionally, the Company considers the carrying amounts of its ABL Facility (as defined in Note 7, Debt Obligations) and financing obligations to approximate their respective fair values due to their short-term nature and approximation of interest rates to market rates. These fair value measurements are considered Level 2. See Note 7, Debt Obligations.

The Term Loan (as defined in Note 7, Debt Obligations) is carried at amortized cost; however, the Company estimates the fair value of the Term Loan for disclosure purposes. The fair value of the Term Loan is determined based on quoted prices that are observable in the marketplace and is classified as a Level 2 measurement. See Note 7, Debt Obligations.

The carrying amounts and fair values of the Term Loan were as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$229,029	$226,452	$228,367	$228,652

Note 4     Goodwill and Intangible Assets

Goodwill

Management performs its annual goodwill impairment test on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.

During the three months ended March 31, 2026, the Company determined that a triggering event occurred as a result of sustained declines in the Company's market capitalization due to a decrease in its stock price. As a result, the Company performed a quantitative goodwill impairment test of the SaaS reporting unit as of March 1, 2026. The goodwill impairment test requires measurement of the fair value of a reporting unit, which is compared to the carrying value of the reporting unit, including goodwill. The Company engaged a third-party valuation firm to assist in the Company’s determination of the fair value of its SaaS reporting unit as of March 1, 2026. Fair value was determined using a combination of the income approach and the market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate, as well as a terminal value. Under the market approach, fair value is determined based on valuation multiples of comparable publicly traded companies. In order to corroborate the concluded fair value of the SaaS reporting unit, the Company compared the aggregate estimated fair values of both reporting units to the Company’s market capitalization to calculate an implied control premium. The Company determined that the implied control premium was reasonable when compared to recent market transactions in similar industries. Determining the fair value of a reporting unit requires the use of estimates and assumptions about revenue, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and market data. These factors involve inherent uncertainties and rely on management’s judgment in their determination. Although management believes the assumptions used in the impairment test are reasonable, changes in these key assumptions could result in a future impairment which could have a material effect on the Company's consolidated financial statements.

Based on the results of the March 1, 2026 quantitative analysis, the estimated fair value of the SaaS reporting unit exceeded its carrying value by 25%. As a result, no goodwill impairment charge was recorded for the three months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company had goodwill of $253.8 million, all of which was attributable to the SaaS reporting unit.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$318,880	$(298,859)	$20,021	6.5
Trademarks and domain names	91,677	(87,227)	4,450	6.3
Total intangible assets	$410,557	$(386,086)	$24,471	6.5

	As of December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$316,423	$(295,226)	$21,197	6.7
Trademarks and domain names	91,079	(86,347)	4,732	6.7
Total intangible assets	$407,502	$(381,573)	$25,929	6.7

Amortization expense for intangible assets for the three months ended March 31, 2026 and 2025 was $1.5 million and $2.3 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2026 (remaining)	$4,449
2027	4,585
2028	4,215
2029	3,762
2030	3,325
Thereafter	4,135
Total	$24,471

In connection with the goodwill impairment assessment noted above, the Company performed an impairment assessment during the three months ended March 31, 2026 on its intangible assets and other long-lived assets. Based on the Company’s analysis, the carrying values of the Company’s definite-lived intangible assets and other long-lived assets were determined to be recoverable, and no impairment was recognized. Accordingly, no impairment charges related to intangible assets were recorded during the three months ended March 31, 2026 or 2025.

Note 5     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses for the three months ended March 31, 2026 and 2025:

(in thousands)	2026	2025
Balance as of January 1	$13,832	$13,080
Additions (1)	3,371	3,770
Deductions (2)	(2,820)	(3,673)
Balance as of March 31 (3)	$14,383	$13,177

(1)    For the three months ended March 31, 2026 and 2025, the Company recorded a provision for credit losses of $3.4 million and $3.8 million, respectively, which is included in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    For the three months ended March 31, 2026 and 2025, the deductions represent amounts written off as uncollectible, net of recoveries.
(3)    As of March 31, 2026, $14.4 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of March 31, 2025, $13.1 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 6     Accrued Liabilities

Accrued liabilities consisted of the following amounts:

(in thousands)	March 31, 2026	December 31, 2025
Accrued salaries and related expenses	$36,776	$50,241
Accrued customer payments and service credits	8,945	10,191
Accrued traffic acquisition costs	6,595	8,112
Accrued taxes	14,704	5,456
Other accrued expenses	17,205	17,246
Accrued liabilities	$84,225	$91,246

Note 7      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of March 31, 2026 and December 31, 2025:

(in thousands)	Maturity	Interest Rate		March 31, 2026	December 31, 2025
Term Loan	May 1, 2029	SOFR +	6.75%	$236,250	$236,250
ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	29,534	25,120
Unamortized original issue discount and debt issuance costs				(7,221)	(7,883)
Total debt obligations				$258,563	$253,487
Current portion of Term Loan				(26,250)	(17,500)
Total long-term debt obligations				$232,313	$235,987

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of March 31, 2026, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As a result of $8.8 million of prepayments made through March 31, 2026, the Company's mandatory amortization payments for the next 12 months total $26.3 million.

The Term Loan, which was incurred by Thryv, Inc., the Company’s operating subsidiary, is secured by all the assets of Thryv, Inc., certain of its subsidiaries and the Company, and is guaranteed by the Company and certain of its subsidiaries.

Third-party fees of $4.2 million associated with the Term Loan were deferred as debt issuance costs and are amortized to interest expense, over the term of the Term Loan, using the effective interest method. Additionally, the remaining unamortized debt issuance costs associated with the Prior Term Loan of $2.4 million were deferred as debt issuance costs and are amortized to interest expense, over the term of the Term Loan, using the effective interest method.

The Company has recorded accrued interest of $0.3 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively, which is included in Other current liabilities on the Consolidated Balance Sheets.

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

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the Term Loan, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the Term Loan), which shall not be less than the quarterly thresholds set forth in the Term Loan Agreement as of the last day of each fiscal quarter. As of March 31, 2026, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Total third-party fees and lender fees of $1.3 million associated with the ABL Facility were deferred as debt issuance costs and are amortized as interest expense over the term of the ABL Facility.

As of March 31, 2026 and December 31, 2025, the Company had debt issuance costs with a remaining balance of $0.7 million and $0.7 million, respectively, that are included in Other assets on the Consolidated Balance Sheets.

The amount of borrowings permitted at any time under the ABL Facility is limited to a periodic borrowing base valuation of, among other things, our accounts receivables. In addition, we are required to maintain a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of March 31, 2026, the Company had a borrowing base of $14.2 million and available borrowing capacity of approximately $5.7 million.

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

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of March 31, 2026, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

Note 8     Pensions

The Company sponsors one non-contributory qualified defined benefit pension plan and two non-qualified defined benefit pension plans that are currently frozen and incur no additional service costs.

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

Net Periodic Pension Cost

The following table details the components of net periodic pension cost for the Company's pension plans:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest cost	$3,736	$4,732
Expected return on assets	(3,391)	(3,964)
Net periodic pension cost	$345	$768

The three months ended March 31, 2025 includes activity related to the YP Holdings LLC Pension Plan, a frozen qualified defined benefit pension plan that was terminated during the quarter ended December 31, 2025.

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

During the three months ended March 31, 2026, the Company made $0.4 million of contributions to the qualified plan and contributions and associated payments of $0.1 million to the non-qualified plans. During the three months ended March 31, 2025, the Company made no cash contributions to the qualified plans, and contributions and associated payments of $0.1 million to the non-qualified plans.

For fiscal year 2026, the Company expects to contribute approximately $5.4 million to the qualified plan and approximately $0.5 million to the non-qualified plans.

Note 9     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table summarizes the amounts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the periods presented related to stock-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of services	$68	$154
Sales and marketing	624	1,809
Research and development	627	467
General and administrative	3,431	5,307
Stock-based compensation expense	$4,750	$7,737

The following table summarizes stock-based compensation expense by award type during the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
RSUs	$2,813	$2,983
PSUs	1,711	4,516
ESPP	226	238
Stock-based compensation expense	$4,750	$7,737

Restricted Stock Units

The following table summarizes the Company's restricted stock unit (“RSU”) activity during the three months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2025	1,385,455	$16.03
Granted	1,635,707	$5.81
Vested	(560,560)	$16.97
Forfeited	(62,542)	$12.55
Nonvested balance as of March 31, 2026	2,398,060	$8.93

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

As of March 31, 2026, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $18.4 million and is expected to be recognized over a weighted-average period of 2.33 years.

During the three months ended March 31, 2026, the Company issued an aggregate of 561,518 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table summarizes the Company's performance-based restricted stock unit (“PSU”) activity during the three months ended March 31, 2026:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2025	1,354,587	$17.87
Granted	1,084,335	$6.00
Vested	(362,418)	$21.46
Nonvested balance as of March 31, 2026	2,076,504	$11.04

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures or market conditions set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures or market conditions over a three-year performance period relative to certain performance and market conditions. The grant date fair value of PSUs that vest relative to a performance condition is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied over the service period of the awards, which is generally the vesting term of three years. The grant date fair value of PSUs that vest relative to a market condition is measured using a Monte Carlo simulation model and expensed on a straight-line basis over the service period of the awards, which is generally the vesting term of three years. As of March 31, 2026, the nonvested balance of PSUs that vest based on performance and market conditions was 830,602 and 1,245,902 shares, respectively.

As of March 31, 2026, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $13.1 million and is expected to be recognized over a weighted-average period of 2.10 years.

During the three months ended March 31, 2026, the Company issued an aggregate of 306,869 shares of common stock to employees upon the vesting of PSUs previously granted under the 2020 Plan.

Stock Options

As of March 31, 2026, there was no unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options, as all granted stock options were fully vested on October 15, 2024.

Employee Stock Purchase Plan

During the three months ended March 31, 2026 and 2025, the Company issued no shares through the Employee Stock Purchase Plan (“ESPP”).

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

As of March 31, 2026, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases. The Company's ability to repurchase shares in the future is limited by certain conditions set forth in the ABL Credit Agreement.

Note 10     Earnings per Share

The following tables present the calculations of basic and diluted loss per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Basic net income (loss) per share:
Net income (loss)	$4,542	$(9,618)
Weighted-average basic shares outstanding	44,207,794	43,412,366
Basic net income (loss) per share	$0.10	$(0.22)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Diluted net income (loss) per share:
Net income (loss)	$4,542	$(9,618)
Weighted-average basic shares outstanding	44,207,794	43,412,366
Plus: Common stock equivalents associated with stock-based compensation	1,038,692	—
Weighted-average diluted shares outstanding	45,246,486	43,412,366
Diluted net income (loss) per share	$0.10	$(0.22)
The computation of weighted-average diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Outstanding RSUs	715,486	1,516,494
Outstanding PSUs	433,290	1,607,551
Outstanding stock options	2,123,049	2,430,369
Outstanding ESPP shares	418,782	108,062

Note 11     Income Taxes

The Company’s effective tax rate (“ETR”) was 410.8% for the three months ended March 31, 2026 and 23.0% for the three months ended March 31, 2025. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, changes in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

As of March 31, 2026 and December 31, 2025, the amount of unrecognized tax benefits was $4.4 million and $18.8 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of March 31, 2026 and December 31, 2025, the Company had $1.4 million and $13.6 million, respectively, recorded for interest on the Consolidated Balance Sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. During the three months ended March 31, 2026, the Company received notices of tax due and/or notices of intent to levy for tax years 2012 through 2015. The Company sent a response to the IRS requesting a Collection Due Process or Equivalent Hearing in order to review the amounts assessed and request a payment plan. Due to the receipt of these notices, $29.1 million that was previously recognized as an uncertain tax position liability has been reclassified to income taxes payable, consisting of $10.9 million reflected in Accrued liabilities and $18.2 million reflected in Other liabilities as of March 31, 2026. The Company has not received a response from the IRS and has estimated a 24 month payment plan with payments commencing in July 2026. See Note 12, Contingent Liabilities.

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

On May 22, 2023, the Company received a draft Appeals Settlement document (“Draft Settlement”) from the IRS relating to the IRC Section 199 tax case. The Draft Settlement resulted in a decrease in the unrecognized tax benefit recorded for this tax position. During the year ended December 31, 2024, the Company recorded a measurement adjustment to the uncertain tax position liability to account for the new information received from the Draft Settlement. The settlement was finalized, and with respect to the YP LLC partnership, the court entered its final decision on October 22, 2024, reflecting the parties' settlement. With respect to the litigation regarding the Print Media, LLC partnership, the Company successfully applied the terms of the IRS settlement for the YP LLC partnership to the dispute regarding the Print Media LLC partnership.

As of December 31, 2025, the Company had reserved $30.4 million in connection with the Section 199 disallowance. During the three months ended March 31, 2026, the Company received notices of tax due and/or notices of intent to levy for tax years 2012 through 2015. The Company sent a response to the IRS requesting a Collection Due Process or Equivalent Hearing in order to review the amounts assessed and request a payment plan. Due to the receipt of these notices, $29.1 million that was previously recognized as an uncertain tax position liability has been reclassified to income taxes payable, consisting of $10.9 million reflected in Accrued liabilities and $18.2 million reflected in Other liabilities as of March 31, 2026. The Company has not received a response from the IRS and has estimated a 24 month payment plan with payments commencing in July 2026.

Note 13     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the three months ended March 31, 2026 and 2025:

	Accumulated Other Comprehensive Loss
(in thousands)	2026	2025
Balance as of January 1	$(15,511)	$(14,941)
Foreign currency translation adjustment, net of tax expense of $0.0 million and $0.0 million, respectively	(395)	(187)
Balance as of March 31	$(15,906)	$(15,128)

Note 14     Segment Information

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

The following tables summarize the operating results of the Company's reportable segments. The segment expense categories shown align with the segment-level information that is regularly provided to the CODM. Segment cost of services, Segment sales and marketing, Segment research and development, and Segment general and administrative expenses presented below exclude the allocation of depreciation and amortization expense, stock-based compensation expense, restructuring and integration expenses, transaction costs and other expenses, since these amounts are not reflected in the primary measure of segment profitability.

	Three Months Ended March 31, 2026
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$116,738	$50,946	$167,684
Less:
Segment cost of services	38,562	16,210	54,772
Segment sales and marketing	33,435	11,360	44,795
Segment research and development	10,363	—	10,363
Segment general and administrative	23,562	10,128	33,690
Segment Adjusted EBITDA	$10,816	$13,248	$24,064

	Three Months Ended March 31, 2025
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$111,129	$70,242	$181,371
Less:
Segment cost of services	29,676	28,028	57,704
Segment sales and marketing	36,777	17,470	54,247
Segment research and development	9,023	—	9,023
Segment general and administrative	24,838	14,658	39,496
Segment Adjusted EBITDA	$10,815	$10,086	$20,901
A reconciliation of the Company’s Loss before income tax benefit to total Segment Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Loss before income tax benefit	$(1,461)	$(12,483)
Interest expense	6,607	9,073
Depreciation and amortization expense	9,166	11,516
Stock-based compensation expense	4,750	7,737
Restructuring and integration expenses	6,090	4,682
Net periodic pension cost	345	768
Other	(1,433)	(392)
Total Segment Adjusted EBITDA	$24,064	$20,901
The following table summarizes the Company's Revenue based on type of service for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
SaaS	$116,738	$111,129
Marketing Services
Print	33,586	37,711
Digital	17,360	32,531
Total Marketing Services	50,946	70,242
Revenue	$167,684	$181,371
The following table summarizes the Company's Revenue by geographic region, based on the location of the customer, for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$136,706	$146,113
International	30,978	35,258
Revenue	$167,684	$181,371
Revenue from customers located in Australia was approximately 15.3% and 15.8% of total revenue for the three months ended March 31, 2026 and 2025, respectively. No other individual foreign country contributed more than 10% of total revenue for the three months ended March 31, 2026 and 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” in our 2025 Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, particularly Part II, Item 1A. "Risk Factors," and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are a software-led platform company focused on enabling small and medium-sized businesses (“SMBs”) to run and grow their businesses more efficiently. Our strategy is centered on delivering a unified, extensible SaaS platform that supports customer acquisition, engagement, operations, and retention across the SMB lifecycle.

Our expertise in delivering solutions for our client base is rooted in our deep history of serving SMBs. In 2026, SMB demand for integrated technology solutions continues to grow as SMBs adapt their business and service models to facilitate remote working and virtual interactions.

We serve approximately 220,000 SMB clients globally through two business segments: SaaS and Marketing Services.

SaaS

Our SaaS segment generated $116.7 million and $111.1 million of consolidated revenues for the three months ended March 31, 2026 and 2025, respectively.

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

Marketing Services

Our Marketing Services segment provides both print and digital solutions and generated $50.9 million and $70.2 million of consolidated revenues for the three months ended March 31, 2026 and 2025, respectively.

Our Marketing Services offerings include our owned and operated Print Yellow Pages, which carry the “The Real Yellow Pages” tagline, our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs. Our Search Engine Marketing solutions deliver business leads through increased traffic to clients’ websites from major engines and directories by increasing visibility and search engine results pages through paid advertising. Additionally, we offer other digital media solutions including online display and social advertising and search engine optimization tools.

During the year ended December 31, 2024, we made a strategic decision to terminate our Marketing Services solutions by the end of 2028.

Transition of Digital Marketing Services Clients to the Thryv Platform

During the fourth quarter of 2023, we made a strategic decision to accelerate the transition of clients with Digital marketing services solutions to our Thryv Platform by converting certain Marketing Services products for customers to the Thryv Platform by initiating upgrades for clients outside of the sales process at no additional base cost to these clients at the time of upgrade. The cost of bringing these clients into SaaS products is generally lower than the cost of acquiring a new SaaS customer or selling a SaaS product to an existing Marketing Services customer because the Company does not pay commissions to sales personnel for upgrades that Thryv initiates for customers outside of the sales process.

During the twelve months ended March 31, 2026, we converted approximately 8,000 clients with Digital marketing services products to our Thryv Platform who were not already SaaS clients at the time of conversion. As of March 31, 2026, approximately 6,000 of these clients remained as SaaS clients. The conversion of these Marketing Services clients increased SaaS revenue by $3.3 million during the three months ended March 31, 2026.

Additionally, during the twelve months ended March 31, 2026, we converted Digital marketing services products to our Thryv Platform for approximately 10,000 clients who already had at least one SaaS product in our Thryv Platform at the time of conversion. The conversion of these Marketing Services clients increased SaaS revenue by $2.8 million during the three months ended March 31, 2026.

The conversion of Marketing Services products for clients who were not already SaaS clients at the time of conversion decreases the number of clients in the Marketing Services segment and increases the number of clients in the SaaS segment. The conversion of products for Marketing Services clients (whether or not those clients had SaaS solutions prior to the conversion) decreases the revenue of the Marketing Services segment and increases the revenue of the SaaS segment. While we believe the conversions initiated for clients by Thryv provide valuable upgrades from Digital marketing services to our Thryv Platform and that converted clients are likely to subscribe to additional features of the Thryv Platform in the future, Thryv's conversion of products for these clients outside of the traditional sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During the three months ended March 31, 2026, the churn of clients converted by Thryv from our Digital marketing services solutions to our Thryv Platform was in line with the churn from the other clients in our SaaS segment.

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

Investment in Growth

We intend to continue to develop and grow a profitable SaaS segment to better help SMBs manage their businesses, while maintaining strong profitability within our Marketing Services segment. As a result, SaaS has been able to achieve profitable growth. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also increase our operating expenses.

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

Print Publication Cycle

We recognize revenue for print services at a point in time upon delivery of the published PYP directories containing customer advertisements to the intended market. Our PYP directories typically have 12-month publication cycles in Australia, 18-month publication cycles in New Zealand, and 18 to 24-month publication cycles in the U.S., with the majority on a 24-month publication cycle. As a result, we typically record revenue for each publication only once every 12 to 24 months, depending on the publication cycle of the directory. The amount of revenue we recognize each quarter from our PYP directories is therefore directly related to the number of PYP directories we deliver to the intended market each quarter, which can vary based on the timing of the publication cycles.

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

	As of March 31,
(in thousands)	2026	2025
Clients
Marketing Services (1)	161	219
SaaS (2)	96	111
Total (3)	220	281
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

Marketing Services clients decreased by 58 thousand, or 26%, as of March 31, 2026 as compared to March 31, 2025. This decrease was related to the secular decline in the print media industry and significant competition in the digital media space, from focusing on offering our SaaS solutions to our current Marketing Services clients, including by initiating conversions of our Digital marketing services products to SaaS products for clients.

SaaS clients decreased by 15 thousand, or 14%, as of March 31, 2026 as compared to March 31, 2025, due to the Company's sales strategy shifting to focus on growing the spend of existing clients with less emphasis on new client acquisition.

Total clients decreased by 61 thousand, or 22%, as of March 31, 2026 as compared to March 31, 2025. The primary driver of this decrease was the secular decline in the print media business combined with increasing competition in the digital media and SaaS space and the more recent focus on growing SaaS client spend and reduced emphasis on client acquisition.

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

	Three Months Ended March 31,
	2026	2025
ARPU (Monthly)
Marketing Services	$101	$111
SaaS	$378	$335

Monthly ARPU for Marketing Services decreased by $10, or 9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, by the continuing shift of advertising spend to larger digital media audiences, and our strategic decision to accelerate the conversion of clients from Digital marketing services solutions to SaaS offerings.

Monthly ARPU for SaaS increased by $43, or 13%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by the sale of additional SaaS offerings to existing SaaS clients, the growth of the average spend of new SaaS clients, and price increases implemented in the second quarter of 2025. This was partially offset by the conversion of clients from lower ARPU Digital marketing services solutions to our SaaS offerings at no additional cost to the client at the time of upgrade.

Seasoned Net Revenue Retention for SaaS

We believe that Seasoned Net Revenue Retention (“Seasoned NRR”) is an indicator of our ability to retain and expand revenue for established clients. Seasoned NRR is calculated by dividing the revenue of all clients that have had one or more SaaS offerings for at least two years by the same clients' revenue one year ago. For each reporting quarter, the weighted-average monthly NRR from all the months in the quarter are reported. The Seasoned NRR calculation excludes clients acquired in the acquisition of Keap.

	Three Months Ended March 31,
	2026	2025
Seasoned NRR	93%	99%

Seasoned NRR decreased from 99% for the three months ended March 31, 2025 to 93% for the three months ended March 31, 2026. The decrease in Seasoned NRR resulted primarily from a decrease in revenue associated with downgrades and cancellations by clients of SaaS products held for at least two years outpacing the combination of Thryv up-selling clients who had a SaaS product for at least two years and Thryv's conversion of marketing services products for clients who, at the time of conversion, already had at least one SaaS product for at least two years.

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

Other Income (Expense)

Other income (expense) consists of interest expense, net periodic pension (cost) benefit, and other income, which includes foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations

The following table presents certain consolidated financial data for each of the periods indicated:

	Three Months Ended March 31,
	2026		2025
	(unaudited)		(unaudited)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$167,684	100%	$181,371	100%
Cost of services	58,428	34.8%	62,083	34.2%
Gross profit	109,256	65.2%	119,288	65.8%

Operating expenses:
Sales and marketing	47,948	28.6%	59,842	33.0%
Research and development	11,431	6.8%	10,209	5.6%
General and administrative	45,819	27.3%	52,271	28.8%
Total operating expenses	105,198	62.7%	122,322	67.4%

Operating income (loss)	4,058	2.4%	(3,034)	1.7%

Other income (expense):
Interest expense	(6,607)	3.9%	(9,073)	5.0%
Net periodic pension cost	(345)	0.2%	(768)	0.4%
Other income	1,433	0.9%	392	0.2%
Loss before income tax benefit	(1,461)	0.9%	(12,483)	6.9%
Income tax benefit	6,003	3.6%	2,865	1.6%
Net income (loss)	$4,542	2.7%	$(9,618)	5.3%
Other financial data:
Adjusted EBITDA (1)	$24,064	14.4%	$20,901	11.5%
Adjusted Gross Profit (2)	$112,908		$123,667
Adjusted Gross Margin (3)	67.3%		68.2%

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
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Revenue

The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
(dollars in thousands)	(unaudited)
SaaS	$116,738	$111,129	$5,609	5.0%
Marketing Services	50,946	70,242	(19,296)	(27.5)%
Revenue	$167,684	$181,371	$(13,687)	(7.5)%
Revenue decreased by $13.7 million, or 7.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was driven by a decrease in Marketing Services revenue of $19.3 million, partially offset by an increase in SaaS revenue of $5.6 million.

SaaS Revenue

SaaS revenue increased by $5.6 million, or 5.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to new sales, client expansion, and the Company’s conversion of clients from its Digital marketing services solutions to its SaaS offerings. Of the $5.6 million SaaS revenue increase, the conversion of Digital marketing services products for clients to SaaS products during the first three months of 2026 contributed $0.3 million and new sales and client expansion during the first three months of 2026 contributed $3.2 million. Finally, SaaS revenue increased $2.1 million due to net revenue changes associated with products sold or converted prior to January 1, 2026.

Marketing Services Revenue

Marketing Services revenue decreased by $19.3 million, or 27.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Print revenue decreased by $4.1 million, or 10.9%, to $33.6 million for the three months ended March 31, 2026 compared to $37.7 million for the three months ended March 31, 2025. The decrease in Print revenue was primarily driven by the continued secular decline in U.S. and international industry demand for Print services, partially offset by the impact of publication timing differences of our U.S. directories, as a result of our Print agreements having greater than 12-month terms.

Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 24 months for U.S. directories in 2026. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. Due to publication timing differences, the Company recognized revenue for fewer published directories during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

During the fourth quarter of 2024, we began to transition our U.S. directories from 18-month publication cycles to 24-month publication cycles. On a publication-by-publication basis, the increase in average publication cycles from 18 months to 24 months results in an average revenue increase of 22% per directory published during the three months ended March 31, 2026 compared to the last time the directory was published. However, when adjusting the published directory’s revenue on a monthly basis, that is the published directory’s revenue divided by the number of months of the published lifecycle, the average revenue per published directory decreased by 35% compared to the last time the directory was published. The net impact on revenue per published directory was a 13% decline for the directories published during the three months ended March 31, 2026. This net decline per directory was the result of the secular decline in industry demand for Print services.

Digital revenue decreased by $15.2 million, or 46.6%, to $17.4 million for the three months ended March 31, 2026 compared to $32.5 million for the three months ended March 31, 2025. The decrease was driven in large part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of Digital marketing services products for clients to SaaS offerings. For the three months ended March 31, 2026, Thryv's conversion of Digital marketing services products for clients to SaaS offerings prior to January 1, 2026 reduced Marketing Services revenue by $5.8 million, and Thryv's conversion of Digital marketing services products to SaaS products since January 1, 2026 reduced Marketing Services revenues by an additional $0.3 million. Digital revenue has further decreased due to a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. For the three months ended March 31, 2026, the continued trending decline and significant competition resulted in a $9.1 million decrease in Digital revenue.

Cost of Services

Cost of services decreased by $3.7 million, or 5.9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily driven by a corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced contract services expense by $3.9 million, employee-related expenses by $1.6 million, and printing and distribution costs by $0.8 million. Additionally, depreciation and amortization expense decreased by $0.6 million due to the accelerated amortization method used by the Company. These decreases were partially offset by an increase in traffic expenses of $2.9 million.

Gross Profit

Gross profit decreased by $10.0 million, or 8.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in Cost of services as a result of a decline in total revenue and strategic cost saving initiatives.

Our gross margin decreased to 65.2% for the three months ended March 31, 2026 compared to 65.8% for the three months ended March 31, 2025. Gross margin from our SaaS segment decreased to 64.8% for the three months ended March 31, 2026, compared to 70.9% for the three months ended March 31, 2025. Gross margin from our Marketing Services segment increased to 66.0% for the three months ended March 31, 2026, compared to 57.7% for the three months ended March 31, 2025. The decrease in SaaS gross margin and the increase in Marketing Services gross margin was primarily due to the conversion of Digital marketing services solutions to our Thryv Platform throughout 2025 and 2026 that carry lower margins than our existing SaaS products and were converted by Thryv at no additional base cost at the time of conversion.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $11.9 million, or 19.9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in sales commissions of $4.3 million, a decrease in employee-related expenses of $3.2 million, a decrease in marketing and advertising expenses of $1.5 million, a decrease in stock-based compensation expense of $1.2 million, and a decrease in depreciation and amortization expense of $0.9 million due to the accelerated amortization method used by the Company.

Research and Development

Research and development expense increased by $1.2 million, or 11.9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to an increase in contract services expense of $1.1 million.

General and Administrative

General and administrative expense decreased by $6.5 million, or 12.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in employee-related expenses of $2.2 million, a decrease in stock-based compensation expense of $1.9 million, a decrease in software expense of $1.1 million, and a decrease in depreciation and amortization expense of $0.5 million due to the accelerated amortization method used by the Company. These decreases were partially offset by an increase in restructuring and integration expenses of $1.4 million, primarily driven by an increase in post-acquisition and integration expenses of $1.0 million.

Other Income (Expense)

Interest Expense

Interest expense decreased by $2.5 million, or 27.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven primarily by lower outstanding debt balances.

Net Periodic Pension Cost

Net periodic pension cost decreased by $0.4 million for the three months ended March 31, 2026. This decrease was primarily due to decrease in interest cost of $1.0 million, partially offset a decrease in expected return on plan assets of $0.6 million.

Other Income

Other income increased by $1.0 million for the three months ended March 31, 2026 due to an increase in foreign-currency related gain.

Income Tax Benefit

The Company's effective tax rate (“ETR”) was 410.8% and 23.0% for the three months ended March 31, 2026 and 2025, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, changes in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA increased by $3.2 million, or 15.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in Adjusted EBITDA was primarily attributable to our Marketing Services segment as a result of cost savings initiatives. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net income (loss), the most directly comparable measure presented in accordance with GAAP.

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

We define Adjusted EBITDA (“Adjusted EBITDA”) as Net income (loss) plus Interest expense, Income tax expense (benefit), Depreciation and amortization expense, Restructuring and integration expenses, Stock-based compensation expense, and non-operating expenses, such as Net periodic pension cost and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Net income (loss) as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and Stock-based compensation expense.

Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net income (loss):

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of Adjusted EBITDA
Net income (loss)	$4,542	$(9,618)
Interest expense	6,607	9,073
Depreciation and amortization expense	9,166	11,516
Stock-based compensation expense	4,750	7,737
Restructuring and integration expenses (1)	6,090	4,682
Income tax benefit	(6,003)	(2,865)
Net periodic pension cost (2)	345	768
Other (3)	(1,433)	(392)
Adjusted EBITDA	$24,064	$20,901
(1)See the table below for detail of Restructuring and integration expenses for the three months ended March 31, 2026 and 2025.
(2)Net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.
(3)Other primarily includes foreign exchange-related (income) expense.

The following is a reconciliation of Restructuring and integration expenses that are included in the Adjusted EBITDA to Net income (loss) reconciliation above:

(in thousands)	Three Months Ended March 31,
Reconciliation of Restructuring and integration expenses	2026	2025
Abandoned facility costs (a)	$384	$1,136
Severance charges (b)	2,276	1,904
Post-acquisition and integration expenses (c)	2,016	1,036
Tax, accounting, and legal fees (d)	1,414	606
Total Restructuring and integration expenses	$6,090	$4,682
(a)Represents expenses related to maintenance, utilities, and general upkeep at the Company’s leased buildings. During the COVID-19 pandemic, the Company decided to operate in a remote-first working environment. Because we did not terminate existing lease agreements at any of our facilities, we continue to incur these costs until the lease agreements end. The most significant lease agreements during the periods presented were for our prior corporate headquarters, which ended on December 31, 2025 and was not renewed, and the Keap headquarters, which ends on December 31, 2026 and will not be renewed.
(b)We incur severance charges related to certain reduction in force actions taken by our management which are designed to streamline the Company’s operations and drive lower operating expenses as we continue to shift from our Marketing Services activities and drive continued focus on our SaaS business. The severance charges incurred during the three months ended March 31, 2026 and 2025 were related to our legacy Marketing Services employees and our shift from Marketing Services activities, as well as activities to right-size our workforce following the acquisition of Keap.
(c)We incur professional services, system integration costs and other fees related to each of our acquisitions. Such costs vary in nature and amount due to factors specific to each acquisition and may create a lack of comparability between periods.
(d)These costs consist of legal expenses related to legal cases inherited from acquisitions or resulting from integration efforts, as well as accounting and tax fees related to acquisitions.

The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Three Months Ended March 31, 2026
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$75,632	$33,624	$109,256
Plus:
Depreciation and amortization expense	2,497	1,087	3,584
Stock-based compensation expense	47	21	68
Adjusted Gross Profit	$78,176	$34,732	$112,908
Gross margin	64.8%	66.0%	65.2%
Adjusted Gross Margin	67.0%	68.2%	67.3%

	Three Months Ended March 31, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$78,770	$40,518	$119,288
Plus:
Depreciation and amortization expense	2,598	1,627	4,225
Stock-based compensation expense	84	70	154
Adjusted Gross Profit	$81,452	$42,215	$123,667
Gross margin	70.9%	57.7%	65.8%
Adjusted Gross Margin	73.3%	60.1%	68.2%

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

For a discussion on contingent obligations, see Note 12, Contingent Liabilities, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report.

Material Cash Requirements

As of March 31, 2026, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Material Cash Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$1,473	$(10,481)	$11,954
Investing activities	(6,926)	(7,228)	302
Financing activities	2,577	12,279	(9,702)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	124	(44)
Decrease in cash, cash equivalents and restricted cash	$(2,796)	$(5,306)	$2,510

Cash Flows from Operating Activities

Net cash from operating activities increased by $12.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to changes in working capital, particularly accounts payable and accrued liabilities, which was primarily impacted by the timing of payments. Additionally, the increase was due to lower interest payments of $1.4 million as a result of lower debt balances, and an income tax refund of $5.6 million during the three months ended March 31, 2026, compared to an income tax payment of $1.9 million during the three months ended March 31, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as a result of fewer additions to fixed assets and capitalized software.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $9.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily due to net proceeds received of $4.4 million on the Company's ABL Facility during the three months ended March 31, 2026, compared to net proceeds received of $13.9 million during the three months ended March 31, 2025. Additionally, during the three months ended March 31, 2026, the Company made principal payments on finance lease obligations of $0.2 million, while no payments were made during the three months ended March 31, 2025.

Debt

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of March 31, 2026, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As a result of $8.8 million of prepayments made through March 31, 2026, the Company's mandatory amortization payments for the next 12 months total $26.3 million.

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

The amount of borrowings permitted at any time under the ABL Facility is limited to a periodic borrowing base valuation of, among other things, our accounts receivables. In addition, we are required to maintain a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of March 31, 2026, the Company had a borrowing base of $14.2 million and available borrowing capacity of approximately $5.7 million.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of March 31, 2026. We had total recorded debt outstanding of $258.6 million (net of $7.2 million of unamortized original issue discount (“OID”) and debt issuance costs) at March 31, 2026, which was comprised of amounts outstanding under the Term Loan of $236.3 million and ABL Facility of $29.5 million.

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

As of March 31, 2026, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases. The Company's ability to repurchase shares in the future is limited by certain conditions set forth in the ABL Credit Agreement.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2025 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2026, we had total recorded debt outstanding of $258.6 million (net of $7.2 million of unamortized OID and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $236.3 million and ABL Facility of $29.5 million. Substantially all of this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $2.7 million annually, based on the debt outstanding at March 31, 2026.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 12, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

During the three months ended March 31, 2026, we determined that a triggering event occurred as a result of sustained declines in our market capitalization due to a decrease in our stock price. As a result, we performed a quantitative goodwill impairment test of the SaaS reporting unit as of March 1, 2026, which indicated that the estimated fair value of the SaaS reporting unit exceeded its carrying value. As a result, no goodwill impairment charges were recorded for the three months ended March 31, 2026. As of March 31, 2026, we had $253.8 million of goodwill remaining, all of which related to the SaaS reporting unit. Future declines in our stock price or negative macroeconomic or industry trends could result in additional goodwill impairment charges in future periods which could have a material adverse effect on our results of operations and stock price.

The amount of borrowings permitted under our ABL Facility may fluctuate, which may adversely affect our liquidity, results of operations and financial position.

The amount of borrowings permitted at any time under our ABL Facility is limited to a periodic borrowing base valuation of, among other things, our accounts receivables. In addition, we are required to maintain a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. Furthermore, the assets comprising our borrowing base consist exclusively of assets of our Marketing Services segment, which is in secular decline and is expected to be terminated by the end of 2028.

As a result, our access to borrowings under our ABL Facility is potentially subject to fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, subject to a customary discretionary right of the administrative agent under our ABL Facility to establish reserves in respect of such borrowing base value under certain circumstances. Our inability to borrow at current advance rates or at all under, or the early termination of, our ABL Facility may adversely affect our liquidity, results of operations and financial position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026.

Item 6.     Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 24, 2020)

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
3.3	Amendment to the Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q, filed on July 30, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

April 30, 2026	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

April 30, 2026	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)