Form 10-Q
period 2026-06-30
Thryv Holdings, Inc.
filed 2026-08-04
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

As of July 31, 2026, there were 44,439,111 shares of the registrant's common stock outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$150,728	$210,470	$318,412	$391,841
Cost of services	56,168	63,850	114,596	125,933
Gross profit	94,560	146,620	203,816	265,908

Operating expenses:
Sales and marketing	47,038	56,063	94,986	115,905
Research and development	7,509	8,661	18,940	18,870
General and administrative	41,156	52,356	86,975	104,627
Total operating expenses	95,703	117,080	200,901	239,402

Operating (loss) income	(1,143)	29,540	2,915	26,506
Other income (expense):
Interest expense	(5,035)	(5,981)	(9,176)	(12,048)
Interest expense, related party	(2,483)	(2,971)	(4,949)	(5,977)
Net periodic pension cost	(357)	(778)	(702)	(1,546)
Other (expense) income	(446)	2,557	987	2,949
(Loss) income before income tax expense	(9,464)	22,367	(10,925)	9,884
Income tax expense	(7,196)	(8,436)	(1,193)	(5,571)
Net (loss) income	$(16,660)	$13,931	$(12,118)	$4,313
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(114)	(72)	(509)	(259)
Comprehensive (loss) income	$(16,774)	$13,859	$(12,627)	$4,054

Net (loss) income per common share:
Basic	$(0.38)	$0.32	$(0.27)	$0.10
Diluted	$(0.38)	$0.31	$(0.27)	$0.10

Weighted-average shares used in computing basic and diluted net (loss) income per common share:
Basic	44,358,330	43,744,144	44,283,478	43,579,171
Diluted	44,358,330	44,303,331	44,283,478	44,586,162
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$9,136	$10,752
Accounts receivable, net of allowance of $13,144 in 2026 and $13,830 in 2025	127,756	136,394
Contract assets, net of allowance of $2 in 2026 and $2 in 2025	622	411
Taxes receivable	1,172	8,134
Deferred costs	8,243	11,548
Prepaid expenses and other current assets	11,041	11,618
Total current assets	157,970	178,857
Fixed assets and capitalized software, net	49,242	50,885
Goodwill	253,809	253,809
Intangible assets, net	22,979	25,929
Deferred tax assets	137,604	133,221
Other assets	32,528	45,886
Total assets	$654,132	$688,587

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,509	$9,764
Accrued liabilities	88,753	91,246
Current portion of unrecognized tax benefits	1,847	28,303
Contract liabilities	24,820	28,875
Current portion of Term Loan	21,000	10,500
Current portion of Term Loan, related party	14,000	7,000
Other current liabilities	2,518	3,905
Total current liabilities	158,447	179,593
Term Loan, net	115,886	125,419
Term Loan, net, related party	78,788	85,448
ABL Facility	14,057	25,120
Pension obligations, net	41,425	44,171
Other liabilities	33,967	10,697
Total long-term liabilities	284,123	290,855
Commitments and contingencies (see Note 13)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 72,970,119 shares issued and 44,417,798 shares outstanding at June 30, 2026; and 72,002,129 shares issued and 43,815,268 shares outstanding at December 31, 2025	730	720
Additional paid-in capital	1,310,845	1,303,144
Treasury stock - 28,552,321 shares at June 30, 2026 and 28,186,861 shares at December 31, 2025	(499,764)	(498,103)
Accumulated other comprehensive loss	(16,020)	(15,511)
Accumulated deficit	(584,229)	(572,111)
Total stockholders' equity	211,562	218,139
Total liabilities and stockholders' equity	$654,132	$688,587
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended June 30, 2026
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2026	72,888,889	$729	$1,307,891	(28,544,010)	$(499,735)	$(15,906)	$(567,569)	$225,410
Issuance of shares related to stock-based compensation	81,230	1	167	(8,311)	(29)	—	—	139
Stock-based compensation expense	—	—	2,787	—	—	—	—	2,787
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	—	—	(16,660)	(16,660)
Balance as of June 30, 2026	72,970,119	$730	$1,310,845	(28,552,321)	$(499,764)	$(16,020)	$(584,229)	$211,562

Three Months Ended June 30, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2025	71,496,077	$715	$1,282,424	(27,767,746)	$(492,743)	$(15,128)	$(582,036)	$193,232
Issuance of shares related to stock-based compensation	207,098	2	1,894	(9,037)	(111)	—	—	1,785
Stock-based compensation expense	—	—	6,008	—	—	—	—	6,008
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(72)	—	(72)
Net income	—	—	—	—	—	—	13,931	13,931
Balance as of June 30, 2025	71,703,175	$717	$1,290,326	(27,776,783)	$(492,854)	$(15,200)	$(568,105)	$214,884

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Six Months Ended June 30, 2026
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2025	72,002,129	$720	$1,303,144	(28,186,861)	$(498,103)	$(15,511)	$(572,111)	$218,139
Issuance of shares related to stock-based compensation	967,990	10	164	(365,460)	(1,661)	—	—	(1,487)
Stock-based compensation expense	—	—	7,537	—	—	—	—	7,537
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(509)	—	(509)
Net loss	—	—	—	—	—	—	(12,118)	(12,118)
Balance as of June 30, 2026	72,970,119	$730	$1,310,845	(28,552,321)	$(499,764)	$(16,020)	$(584,229)	$211,562

Six Months Ended June 30, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	70,556,740	$706	$1,272,476	(27,522,780)	$(488,903)	$(14,941)	$(572,418)	$196,920
Issuance of shares related to stock-based compensation	1,146,435	11	4,105	(254,003)	(3,951)	—	—	165
Stock-based compensation expense	—	—	13,745	—	—	—	—	13,745
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(259)	—	(259)
Net income	—	—	—	—	—	—	4,313	4,313
Balance as of June 30, 2025	71,703,175	$717	$1,290,326	(27,776,783)	$(492,854)	$(15,200)	$(568,105)	$214,884

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(12,118)	$4,313
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,060	21,707
Amortization of deferred commissions	3,046	6,944
Amortization of debt issuance costs	1,465	1,648
Deferred income taxes	(4,116)	2,310
Provision for credit losses and service credits	6,734	9,020
Stock-based compensation expense	7,537	13,745
Net periodic pension cost	702	1,546
Gain on foreign currency exchange rates	(962)	(2,787)
Other	2	38
Changes in working capital items:
Accounts receivable	24,677	15,392
Prepaid expenses, deferred costs, and other assets	(389)	(16,493)
Accounts payable and accrued liabilities	(33,831)	(20,515)
Contract liabilities	(4,443)	(13,748)
Other liabilities	18,990	(4,045)
Net cash provided by operating activities	27,354	19,075

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(16,121)	(14,855)
Other	—	(143)
Net cash used in investing activities	(16,121)	(14,998)

Cash Flows from Financing Activities
Payments of Term Loan	—	(15,750)
Payments of Term Loan, related party	—	(10,500)
Proceeds from ABL Facility	154,389	206,317
Payments of ABL Facility	(165,451)	(190,292)
Principal payments on finance lease obligation	(436)	—
Other	(1,486)	165
Net cash used in financing activities	(12,984)	(10,060)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	61	592
Decrease in cash, cash equivalents and restricted cash	(1,690)	(5,391)
Cash, cash equivalents and restricted cash, beginning of period	10,869	17,760
Cash, cash equivalents and restricted cash, end of period	$9,179	$12,369

Supplemental Information
Cash paid for interest	$13,438	$16,480
Cash (received) paid for income taxes, net	$(3,969)	$3,373

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Reclassification of Prior Year Presentation

During the fourth quarter of 2025, as a result of increased investment in research and development activities following the acquisition of Infusion Software, Inc. d/b/a/ Keap (“Keap”) in October 2024 and to provide greater detail of the Company's underlying expenses, the Company began breaking out Research and development expense into a separate line item in the Consolidated Statements of Operations and Comprehensive (Loss) Income. These costs were previously included in Sales and marketing expense. This change was made retrospectively to all periods presented for comparability purposes and there was no effect on Total operating expenses or Net income for the three and six months ended June 30, 2025.

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the consolidated financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2025. Except as described below, there have been no changes to the Company's significant accounting policies during the three and six months ended June 30, 2026.

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

In accordance with its policy, the Company reviews the estimated amortization period of its capitalized commissions on a periodic basis. This review indicated that the benefit period for commissions on SaaS contracts had lengthened due to an increase in the average SaaS customer life. As a result, effective January 1, 2026, the Company changed the amortization period for costs incurred to obtain a new contract to better reflect the estimated benefit period of these assets. The estimated useful life of these assets was increased from eighteen months to thirty-six months. The effect of this change in estimate for the three and six months ended June 30, 2026 was to reduce amortization of deferred commissions by $2.4 million and $4.5 million, respectively, which resulted in a decrease to net loss of $2.4 million and $4.5 million, respectively, and a decrease to basic and diluted loss per share of $0.05 and $0.10, respectively.

Cash, Cash Equivalents, and Restricted Cash

Restricted cash is primarily associated with security deposits with credit card merchants. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amount shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025:

(in thousands)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$9,136	$10,838
Restricted cash, included in Other current assets	43	1,531
Total cash, cash equivalents and restricted cash	$9,179	$12,369

Accounts Receivable, Net of Allowance

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized, but amounts have not yet been billed to the client.

The following table represents the components of Accounts receivable, net of allowance:

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable	$40,572	$38,200
Unbilled accounts receivable (1)	100,328	112,024
Total accounts receivable	$140,900	$150,224
Less: allowance for credit losses	(13,144)	(13,830)
Accounts receivable, net of allowance	$127,756	$136,394

(1)    Unbilled accounts receivable relates primarily to the Company’s Print services, which are recognized at a point in time upon delivery of the Print services to the intended market(s), but are billed to customers monthly after the delivery of the Print services. Unbilled accounts receivable are reclassified as billed accounts receivable monthly when the customers are invoiced.

The following table represents the components of unbilled accounts receivable from contracts with customers:

(in thousands)	June 30, 2026	December 31, 2025
Unbilled accounts receivable – current	$100,328	$112,024
Unbilled accounts receivable – non-current (1)	20,678	40,722
Total unbilled accounts receivable	$121,006	$152,746
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

Note 2      Revenue Recognition

The Company has determined that each of its SaaS business management tools and services and each of its Print and Digital marketing services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract.

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

Contract Assets and Liabilities

The timing of revenue recognition may differ from the timing of billing to the Company’s clients. These timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) as disclosed on the Consolidated Balance Sheets. Contract assets represent the Company's right to consideration when revenue recognized exceeds the receivable from the client because the consideration allocated to fulfilled performance obligations exceeds the Company’s right to payment, and the right to payment is subject to more than the passage of time. Contract liabilities represent remaining performance obligations that consist of advance payments and revenue deferrals resulting from the allocation of the consideration to performance obligations

Substantially all of the Company’s contracts and contract liabilities have an original duration of one year or less. Because of the short duration of these contracts, the Company has applied the optional exemption and has not disclosed the transaction price for its remaining performance obligations as of the end of each reporting period, or the timing of when the Company expects to recognize the related revenue.

The following table sets forth the Company's contract assets and liabilities:

(in thousands)	June 30, 2026	December 31, 2025	December 31, 2024
Contract assets	$622	$411	$2,127
Contract liabilities	$24,820	$28,875	$40,315

The Company recognizes revenue on all of its remaining performance obligations within the next twelve months. For the three and six months ended June 30, 2026, the Company recognized revenue of $2.0 million and $27.9 million, respectively, that was recorded in Contract liabilities as of December 31, 2025. For the three and six months ended June 30, 2025, the Company recognized revenue of $7.7 million and $38.0 million, respectively, that was recorded in Contract liabilities as of December 31, 2024.

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

The carrying amounts and fair values of the Term Loan were as follows:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$229,674	$226,516	$228,367	$228,652

Note 4     Goodwill and Intangible Assets

Goodwill

Management performs its annual goodwill impairment test on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.

During the first quarter of 2026, the Company determined that a triggering event occurred as a result of sustained declines in the Company's market capitalization due to a decrease in its stock price. As a result, the Company performed a quantitative goodwill impairment test of the SaaS reporting unit as of March 1, 2026. The goodwill impairment test requires measurement of the fair value of a reporting unit, which is compared to the carrying value of the reporting unit, including goodwill. The Company engaged a third-party valuation firm to assist in the Company’s determination of the fair value of its SaaS reporting unit as of March 1, 2026. Fair value was determined using a combination of the income approach and the market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate, as well as a terminal value. Under the market approach, fair value is determined based on valuation multiples of comparable publicly traded companies. In order to corroborate the concluded fair value of the SaaS reporting unit, the Company compared the aggregate estimated fair values of both reporting units to the Company’s market capitalization to calculate an implied control premium. The Company determined that the implied control premium was reasonable when compared to recent market transactions in similar industries. Determining the fair value of a reporting unit requires the use of estimates and assumptions about revenue, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and market data. These factors involve inherent uncertainties and rely on management’s judgment in their determination. Although management believes the assumptions used in the impairment test are reasonable, changes in these key assumptions could result in a future impairment which could have a material effect on the Company's consolidated financial statements.

Based on the results of the March 1, 2026 quantitative analysis, the estimated fair value of the SaaS reporting unit exceeded its carrying value by 25%. As a result, no goodwill impairment charge was recorded for the six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company had goodwill of $253.8 million, all of which was attributable to the SaaS reporting unit.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$319,143	$(300,332)	$18,811	6.4
Trademarks and domain names	91,738	(87,570)	4,168	6.2
Total intangible assets	$410,881	$(387,902)	$22,979	6.3

	As of December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$316,423	$(295,226)	$21,197	6.7
Trademarks and domain names	91,079	(86,347)	4,732	6.7
Total intangible assets	$407,502	$(381,573)	$25,929	6.7

Amortization expense for intangible assets for the three and six months ended June 30, 2026 was $1.5 million and $2.9 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2025 was $2.2 million and $4.6 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2026 (remaining)	$2,964
2027	4,584
2028	4,208
2029	3,762
2030	3,325
Thereafter	4,136
Total	$22,979

In connection with the goodwill impairment assessment noted above, the Company performed an impairment assessment during the six months ended June 30, 2026 on its intangible assets and other long-lived assets. Based on the Company’s analysis, the carrying values of the Company’s definite-lived intangible assets and other long-lived assets were determined to be recoverable, and no impairment was recognized. Accordingly, no impairment charges related to intangible assets were recorded during the three and six months ended June 30, 2026 or 2025.

Note 5     Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses for the six months ended June 30, 2026 and 2025:

(in thousands)	2026	2025
Balance as of January 1	$13,832	$13,080
Additions (1)	5,709	7,726
Deductions (2)	(6,395)	(7,113)
Balance as of June 30 (3)	$13,146	$13,693

(1)    For the six months ended June 30, 2026 and 2025, the Company recorded a provision for credit losses of $5.7 million and $7.7 million, respectively, and for the three months ended June 30, 2026 and 2025, the Company recorded a provision for credit losses of $2.3 million and $3.9 million, respectively. These amounts are included in General and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2)    For the six months ended June 30, 2026 and 2025, the deductions represent amounts written off as uncollectible, net of recoveries.
(3)    As of June 30, 2026, $13.1 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of June 30, 2025, $13.6 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 6     Accrued Liabilities

Accrued liabilities consisted of the following amounts:

(in thousands)	June 30, 2026	December 31, 2025
Accrued salaries and related expenses	$43,830	$50,241
Accrued customer payments and service credits	8,771	10,191
Accrued traffic acquisition costs	7,357	8,112
Accrued taxes	9,632	5,456
Other accrued expenses	19,163	17,246
Accrued liabilities	$88,753	$91,246

Note 7      Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of June 30, 2026 and December 31, 2025:

(in thousands)	Maturity	Interest Rate		June 30, 2026	December 31, 2025
Term Loan	May 1, 2029	SOFR +	6.75%	$236,250	$236,250
ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	14,057	25,120
Unamortized original issue discount and debt issuance costs				(6,576)	(7,883)
Total debt obligations				$243,731	$253,487
Current portion of Term Loan				(35,000)	(17,500)
Total long-term debt obligations				$208,731	$235,987

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of June 30, 2026, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. The Company's mandatory amortization payments for the next 12 months total $35.0 million.

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

The Company has recorded accrued interest of $0.2 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively, which is included in Other current liabilities on the Consolidated Balance Sheets.

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

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the Term Loan, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the Term Loan), which shall not be less than the quarterly thresholds set forth in the Term Loan Agreement as of the last day of each fiscal quarter. As of June 30, 2026, the Company was in compliance with its Term Loan covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

As of June 30, 2026 and December 31, 2025, the Company had debt issuance costs with a remaining balance of $0.6 million and $0.7 million, respectively, that are included in Other assets on the Consolidated Balance Sheets.

The amount of borrowings permitted at any time under the ABL Facility is limited to a periodic borrowing base valuation of, among other things, our accounts receivables. In addition, the Company is required to maintain a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of June 30, 2026, the Company had Excess Availability under its borrowing base of $23.0 million. After the minimum Excess Availability requirement, the Company had available borrowing capacity of approximately $14.5 million.

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

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of June 30, 2026, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next twelve months.

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

Net Periodic Pension Cost

The following table details the components of net periodic pension cost for the Company's pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest cost	$3,736	$4,732	$7,472	$9,464
Expected return on assets	(3,390)	(3,965)	(6,781)	(7,929)
Settlement loss	2	1	2	1
Remeasurement loss	9	10	9	10
Net periodic pension cost	$357	$778	$702	$1,546

The three and six months ended June 30, 2025 includes activity related to the YP Holdings LLC Pension Plan, a frozen qualified defined benefit pension plan that was terminated during the fourth quarter of 2025.

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

During the three and six months ended June 30, 2026, the Company made contributions of $2.7 million and $3.1 million, respectively, to the qualified plan and contributions and associated payments of $0.2 million and $0.3 million, respectively, to the non-qualified plans. During the three and six months ended June 30, 2025, the Company made no cash contributions to the qualified plans, and contributions and associated payments of $0.2 million and $0.3 million, respectively, to the non-qualified plans.

For fiscal year 2026, the Company expects to contribute approximately $5.4 million to the qualified plan and approximately $0.5 million to the non-qualified plans.

Note 9     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table summarizes the amounts recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the periods presented related to stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of services	$69	$166	$137	$319
Sales and marketing	460	1,386	1,084	3,195
Research and development	405	318	1,032	785
General and administrative	1,853	4,138	5,284	9,446
Stock-based compensation expense	$2,787	$6,008	$7,537	$13,745

The following table summarizes stock-based compensation expense by award type during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
RSUs	$2,724	$2,921	$5,537	$5,904
PSUs	(159)	2,527	1,552	7,043
Stock options	—	150	—	150
ESPP	222	410	448	648
Stock-based compensation expense	$2,787	$6,008	$7,537	$13,745

Restricted Stock Units

The following table summarizes the Company's restricted stock unit (“RSU”) activity during the six months ended June 30, 2026:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2025	1,385,455	$16.03
Granted	1,865,755	$5.56
Vested	(646,854)	$16.49
Forfeited	(112,293)	$10.95
Nonvested balance as of June 30, 2026	2,492,063	$8.30

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

As of June 30, 2026, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $16.1 million and is expected to be recognized over a weighted-average period of 2.03 years.

During the six months ended June 30, 2026, the Company issued an aggregate of 592,637 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table summarizes the Company's performance-based restricted stock unit (“PSU”) activity during the six months ended June 30, 2026:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2025	1,354,587	$17.87
Granted	1,084,335	$6.00
Vested	(362,418)	$21.46
Nonvested balance as of June 30, 2026	2,076,504	$11.04

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures or market conditions set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures or market conditions over a three-year performance period relative to certain performance and market conditions. The grant date fair value of PSUs that vest relative to a performance condition is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied over the service period of the awards, which is generally the vesting term of three years. The grant date fair value of PSUs that vest relative to a market condition is measured using a Monte Carlo simulation model and expensed on a straight-line basis over the service period of the awards, which is generally the vesting term of three years. As of June 30, 2026, the nonvested balance of PSUs that vest based on performance and market conditions was 830,602 and 1,245,902 shares, respectively.

As of June 30, 2026, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $7.6 million and is expected to be recognized over a weighted-average period of 1.85 years.

During the six months ended June 30, 2026, the Company issued an aggregate of 306,869 shares of common stock to employees upon the vesting of PSUs previously granted under the 2020 Plan.

Stock Options

As of June 30, 2026, there was no unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options, as all granted stock options were fully vested on October 15, 2024.

During the six months ended June 30, 2026, the Company issued an aggregate of 5,000 shares of common stock to employees upon the exercise of options previously granted under its 2016 Stock Incentive Plan at an exercise price of $3.68 per share.

Employee Stock Purchase Plan

During the six months ended June 30, 2026, the Company issued 45,111 shares through the Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2025, the Company issued 171,561 shares through the ESPP.

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

As of June 30, 2026, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases. The Company's ability to repurchase shares in the future is limited by certain conditions set forth in the ABL Credit Agreement.

Note 10     Earnings per Share

The following tables present the calculations of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Basic net (loss) income per share:
Net (loss) income	$(16,660)	$13,931	$(12,118)	$4,313
Weighted-average basic shares outstanding	44,358,330	43,744,144	44,283,478	43,579,171
Basic net (loss) income per share	$(0.38)	$0.32	$(0.27)	$0.10

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Diluted net (loss) income per share:
Net (loss) income	$(16,660)	$13,931	$(12,118)	$4,313
Weighted-average basic shares outstanding	44,358,330	43,744,144	44,283,478	43,579,171
Plus: Common stock equivalents associated with stock-based compensation	—	559,187	—	1,006,991
Weighted-average diluted shares outstanding	44,358,330	44,303,331	44,283,478	44,586,162
Diluted net (loss) income per share	$(0.38)	$0.31	$(0.27)	$0.10
The computation of weighted-average diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three and six months ended June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Outstanding RSUs	2,584,058	1,462,871
Outstanding PSUs	182,130	266,991
Outstanding stock options	2,316,681	1,938,750
Outstanding ESPP shares	547,702	176,597

Note 11    Restructuring

During the three months ended June 30, 2026, the Company initiated restructuring activities aimed at improving organizational efficiency and reducing ongoing operational costs. These restructuring actions have resulted in reductions in workforce across various functions.

During the three months ended June 30, 2026, the Company incurred approximately $3.1 million in connection with these activities which was recorded within General and administrative expense within the Consolidated Statements of Operations and Comprehensive (Loss) Income. These restructuring costs are primarily comprised of amounts that will be paid in cash for severance and related benefit costs. As of June 30, 2026, a restructuring liability of $3.1 million was outstanding which is reflected in Accrued liabilities on the Consolidated Balance Sheet.

The Company estimates that it will incur additional costs of approximately $17.0 million to $22.0 million related to this initiative through its completion in 2027. These costs are expected to primarily relate to employee severance and payments on contractual arrangements that the Company plans to abandon prior to the end of their contractual term.

Note 12     Income Taxes

The Company’s effective tax rate (“ETR”) was (76.0%) and (10.9%) for the three and six months ended June 30, 2026, respectively, and 37.7% and 56.4% for the three and six months ended June 30, 2025, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, changes in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

As of June 30, 2026 and December 31, 2025, the amount of unrecognized tax benefits was $4.4 million and $18.8 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of June 30, 2026 and December 31, 2025, the Company had $1.5 million and $13.6 million, respectively, recorded for interest on the Consolidated Balance Sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. During the first quarter of 2026, the Company received notices of tax due and/or notices of intent to levy for tax years 2012 through 2015. The Company sent a response to the IRS requesting a Collection Due Process or Equivalent Hearing in order to review the amounts assessed and request a payment plan. Due to the receipt of these notices, $28.6 million that was recognized as an uncertain tax position liability as of December 31, 2025 has been reclassified to income taxes payable. As of June 30, 2026, $5.4 million is reflected in Accrued liabilities and $24.1 million is reflected in Other liabilities related to this matter. These amounts include accrued interest of $0.9 million recognized during the six months ended June 30, 2026. The Company has updated its estimate of the payment plan term to 60 months, with payments commencing in August 2026. See Note 13, Contingent Liabilities.

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

As of December 31, 2025, the Company had reserved $30.4 million in connection with the Section 199 disallowance. During the first quarter of 2026, the Company received notices of tax due and/or notices of intent to levy for tax years 2012 through 2015. The Company sent a response to the IRS requesting a Collection Due Process or Equivalent Hearing in order to review the amounts assessed and request a payment plan. Due to the receipt of these notices, $28.6 million that was recognized as an uncertain tax position liability as of December 31, 2025 has been reclassified to income taxes payable. As of June 30, 2026, $5.4 million is reflected in Accrued liabilities and $24.1 million is reflected in Other liabilities related to this matter. These amounts include accrued interest of $0.9 million recognized during the six months ended June 30, 2026. The Company has updated its estimate of the payment plan term to 60 months, with payments commencing in August 2026.

Note 14     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the six months ended June 30, 2026 and 2025:

	Accumulated Other Comprehensive Loss
(in thousands)	2026	2025
Balance as of January 1	$(15,511)	$(14,941)
Foreign currency translation adjustment, net of tax expense of $0.2 million and $0.0 million, respectively	(509)	(259)
Balance as of June 30	$(16,020)	$(15,200)

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

	Three Months Ended June 30, 2026
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$114,480	$36,248	$150,728
Less:
Segment cost of services	38,236	13,319	51,555
Segment sales and marketing	34,248	9,074	43,322
Segment research and development	6,960	—	6,960
Segment general and administrative	21,474	6,592	28,066
Segment Adjusted EBITDA	$13,562	$7,263	$20,825

	Three Months Ended June 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$115,005	$95,465	$210,470
Less:
Segment cost of services	29,884	29,929	59,813
Segment sales and marketing	31,744	19,722	51,466
Segment research and development	7,837	—	7,837
Segment general and administrative	22,147	17,975	40,122
Segment Adjusted EBITDA	$23,393	$27,839	$51,232

	Six Months Ended June 30, 2026
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$231,218	$87,194	$318,412
Less:
Segment cost of services	76,798	29,529	106,327
Segment sales and marketing	67,683	20,434	88,117
Segment research and development	17,323	—	17,323
Segment general and administrative	45,036	16,720	61,756
Segment Adjusted EBITDA	$24,378	$20,511	$44,889

	Six Months Ended June 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$226,134	$165,707	$391,841
Less:
Segment cost of services	59,560	57,957	117,517
Segment sales and marketing	68,521	37,192	105,713
Segment research and development	16,860	—	16,860
Segment general and administrative	46,985	32,633	79,618
Segment Adjusted EBITDA	$34,208	$37,925	$72,133
A reconciliation of the Company’s (Loss) income before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
(Loss) income before income tax expense	$(9,464)	$22,367	$(10,925)	$9,884
Interest expense	7,518	8,952	14,125	18,025
Depreciation and amortization expense	10,894	10,191	20,060	21,707
Stock-based compensation expense	2,787	6,008	7,537	13,745
Restructuring and integration expenses	8,288	5,493	14,378	10,175
Net periodic pension cost	357	778	702	1,546
Other	445	(2,557)	(988)	(2,949)
Total Segment Adjusted EBITDA	$20,825	$51,232	$44,889	$72,133
The following table summarizes the Company's Revenue based on type of service for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
SaaS	$114,480	$115,005	$231,218	$226,134
Marketing Services
Print	24,916	67,003	58,502	104,714
Digital	11,332	28,462	28,692	60,993
Total Marketing Services	36,248	95,465	87,194	165,707
Revenue	$150,728	$210,470	$318,412	$391,841
The following table summarizes the Company's Revenue by geographic region, based on the location of the customer, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$116,418	$172,134	$253,124	$318,247
International	34,310	38,336	65,288	73,594
Revenue	$150,728	$210,470	$318,412	$391,841
Revenue from customers located in Australia was approximately 19.7% and 15.8% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 17.4% and 15.8% for the six months ended June 30, 2026 and 2025, respectively. No other individual foreign country contributed more than 10% of total revenue for the three and six months ended June 30, 2026 and 2025.

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

We serve approximately 215,000 SMB clients globally through two business segments: SaaS and Marketing Services.

SaaS

Our SaaS segment generated $114.5 million and $115.0 million of consolidated revenue for the three months ended June 30, 2026 and 2025, respectively, and $231.2 million and $226.1 million of consolidated revenue for the six months ended June 30, 2026 and 2025, respectively.

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

Marketing Services

Our Marketing Services segment provides both print and digital solutions and generated $36.2 million and $95.5 million of consolidated revenue for the three months ended June 30, 2026 and 2025, respectively, and $87.2 million and $165.7 million of consolidated revenue for the six months ended June 30, 2026 and 2025, respectively.

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

During the twelve months ended June 30, 2026, we converted approximately 11,000 clients with Digital marketing services products to our Thryv Platform who were not already SaaS clients at the time of conversion. As of June 30, 2026, approximately 9,000 of these clients remained as SaaS clients. The conversion of these Marketing Services clients increased SaaS revenue by $5.0 million and $7.6 million during the three and six months ended June 30, 2026, respectively.

Additionally, during the twelve months ended June 30, 2026, we converted Digital marketing services products to our Thryv Platform for approximately 4,000 clients who already had at least one SaaS product in our Thryv Platform at the time of conversion. The conversion of these Marketing Services clients increased SaaS revenue by $1.8 million and $3.2 million during the three and six months ended June 30, 2026, respectively.

The conversion of Marketing Services products for clients who were not already SaaS clients at the time of conversion decreases the number of clients in the Marketing Services segment and increases the number of clients in the SaaS segment. The conversion of products for Marketing Services clients (whether or not those clients had SaaS solutions prior to the conversion) decreases the revenue of the Marketing Services segment and increases the revenue of the SaaS segment. While we believe the conversions initiated for clients by Thryv provide valuable upgrades from Digital marketing services to our Thryv Platform and that converted clients are likely to subscribe to additional features of the Thryv Platform in the future, Thryv's conversion of products for these clients outside of the traditional sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During the six months ended June 30, 2026, the churn of clients converted by Thryv from our Digital marketing services solutions to our Thryv Platform was in line with the churn from the other clients in our SaaS segment.

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

Our strategy is to expand the use of our SaaS solutions by introducing our SaaS solutions to new SMB clients and our current Marketing Services clients, as well as by offering additional SaaS solutions to our existing SaaS client base. This strategy includes capitalizing on the growing demand among SMBs for solutions that support a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital, and poses a risk if our Marketing Services clients do not fully embrace the transition to SaaS offerings by purchasing additional SaaS offerings or if they exhibit higher churn rates.

Investment in Growth

We plan to continue to develop and grow a profitable SaaS segment to better help SMBs manage their businesses, while also maintaining strong profitability within our Marketing Services segment. As a result, our SaaS segment has been able to achieve profitable growth. We will continue to improve our SaaS solutions by analyzing user behavior, expanding features, improving usability, enhancing our onboarding services and customer support and making version updates available to SMBs. We believe these initiatives will ultimately drive revenue growth; however, such improvements will also lead to increased operating expenses.

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

	As of June 30,
(in thousands)	2026	2025
Clients
Marketing Services (1)	159	199
SaaS (2)	95	106
Total (3)	215	261
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

Marketing Services clients decreased by 40 thousand, or 20%, as of June 30, 2026 as compared to June 30, 2025. This decrease was related to the secular decline in the print media industry and significant competition in the digital media space, and from focusing on offering our SaaS solutions to our current Marketing Services clients, including by initiating conversions of our Digital marketing services products to SaaS products for clients.

SaaS clients decreased by 11 thousand, or 10%, as of June 30, 2026 as compared to June 30, 2025, due to the Company's sales strategy shifting to focus on growing the spend of existing clients with less emphasis on new SaaS client acquisition.

Total clients decreased by 46 thousand, or 18%, as of June 30, 2026 as compared to June 30, 2025. The primary driver of this decrease was the secular decline in the print media business combined with increasing competition in the digital media and SaaS space and the more recent focus on growing SaaS client spend and reduced emphasis on new SaaS client acquisition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ARPU (Monthly)
Marketing Services	$100	$111	$101	$111
SaaS	$394	$352	$389	$343

Monthly ARPU for Marketing Services decreased by $11, or 10%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and decreased by $10, or 9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in ARPU for these periods was related to reduced spend by clients on our print media offerings due to the secular decline of the industry, by the continuing shift of advertising spend to larger digital media audiences, and our strategic decision to accelerate the conversion of clients from Digital marketing services solutions to SaaS offerings.

Monthly ARPU for SaaS increased by $42, or 12%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and increased by $46, or 13%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in ARPU for these periods was driven by the sale of additional SaaS offerings to existing SaaS clients, the growth of the average spend of new SaaS clients, and price increases implemented in the second quarter of 2026. This was partially offset by the conversion of clients from lower ARPU Digital marketing services solutions to our SaaS offerings at no additional cost to the client at the time of upgrade.

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

	Three Months Ended June 30,
	2026	2025
Seasoned NRR	90%	102%

Seasoned NRR decreased from 102% for the three months ended June 30, 2025 to 90% for the three months ended June 30, 2026. The decrease in Seasoned NRR resulted primarily from a decrease in revenue associated with downgrades and cancellations by clients of SaaS products held for at least two years outpacing the combination of Thryv up-selling clients who had a SaaS product for at least two years, and Thryv's conversion of Marketing Services products for clients who, at the time of conversion, already had at least one SaaS product for at least two years.

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

Other Income (Expense)

Other income (expense) consists of interest expense, net periodic pension (cost) benefit, and other (expense) income, which includes foreign currency-related income and expense.

Results of Operations

Consolidated Results of Operations

The following table presents certain consolidated financial data for each of the periods indicated:

	Three Months Ended June 30,
	2026		2025

	(unaudited)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$150,728	100%	$210,470	100%
Cost of services	56,168	37.3%	63,850	30.3%
Gross profit	94,560	62.7%	146,620	69.7%

Operating expenses:
Sales and marketing	47,038	31.2%	56,063	26.6%
Research and development	7,509	5.0%	8,661	4.1%
General and administrative	41,156	27.3%	52,356	24.9%
Total operating expenses	95,703	63.5%	117,080	55.6%

Operating (loss) income	(1,143)	0.8%	29,540	14.0%

Other income (expense):
Interest expense	(7,518)	5.0%	(8,952)	4.3%
Net periodic pension cost	(357)	0.2%	(778)	0.4%
Other (expense) income	(446)	0.3%	2,557	1.2%
(Loss) income before income tax expense	(9,464)	6.3%	22,367	10.6%
Income tax expense	(7,196)	4.8%	(8,436)	4.0%
Net (loss) income	$(16,660)	11.1%	$13,931	6.6%
Other financial data:
Adjusted EBITDA (1)	$20,825	13.8%	$51,232	24.3%
Adjusted Gross Profit (2)	$99,177		$150,658
Adjusted Gross Margin (3)	65.8%		71.6%

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
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Revenue

The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
(dollars in thousands)	(unaudited)
SaaS	$114,480	$115,005	$(525)	(0.5)%
Marketing Services	36,248	95,465	(59,217)	(62.0)%
Revenue	$150,728	$210,470	$(59,742)	(28.4)%
Revenue decreased by $59.7 million, or 28.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was driven by a decrease in Marketing Services revenue of $59.2 million and a decrease in SaaS revenue of $0.5 million.

SaaS Revenue

SaaS revenue decreased by $0.5 million, or 0.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to clients downgrading or cancelling their SaaS solutions, partially offset by new sales, client expansion, and the Company's conversion of Digital marketing services solutions for clients to its SaaS offerings. SaaS revenue decreased $12.9 million due to net revenue changes associated with products sold or converted prior to January 1, 2026. The Company's conversion of Digital marketing services solutions for clients to SaaS offerings during the first six months of 2026 increased SaaS revenue by $4.0 million, and new sales and client expansion during the first six months of 2026 increased SaaS revenue by $8.4 million.

Marketing Services Revenue

Marketing Services revenue decreased by $59.2 million, or 62.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Print revenue decreased by $42.1 million, or 62.8%, to $24.9 million for the three months ended June 30, 2026 compared to $67.0 million for the three months ended June 30, 2025. The decrease in Print revenue was primarily driven by the continued secular decline in U.S. and international industry demand for Print services, partially offset by the impact of publication timing differences of our U.S. directories as a result of our Print agreements having greater than 12-month terms.

Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 24 months for U.S. directories in 2026. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. Due to publication timing differences, the Company recognized revenue for fewer published directories during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

During the fourth quarter of 2024, we began to transition our U.S. directories from 18-month publication cycles to 24-month publication cycles. On a publication-by-publication basis, the increase in average publication cycles from 18 months to 24 months results in an average revenue increase of 10% per directory published during the three months ended June 30, 2026 compared to the last time the directory was published. However, when adjusting the published directory’s revenue on a monthly basis, that is the published directory’s revenue divided by the number of months of the published lifecycle, the average revenue per published directory decreased by 26% compared to the last time the directory was published. The net impact on revenue per published directory was a 16% decline for the directories published during the three months ended June 30, 2026. This net decline per directory was the result of the secular decline in industry demand for Print services.

Digital marketing services revenue decreased by $17.1 million, or 60.2%, to $11.3 million for the three months ended June 30, 2026 compared to $28.5 million for the three months ended June 30, 2025. The decrease was driven in large part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of Digital marketing services products for clients to SaaS offerings. For the three months ended June 30, 2026, Thryv's conversion of Digital marketing services products for clients to SaaS offerings prior to January 1, 2026 reduced Marketing Services revenue by $2.8 million, and Thryv's conversion of Digital marketing services products to SaaS products since January 1, 2026 reduced Marketing Services revenues by an additional $4.0 million. Digital marketing services revenue has further decreased due to a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. For the three months ended June 30, 2026, this continued trending decline and significant competition resulted in an additional $10.3 million decrease in Digital marketing services revenue.

Cost of Services

Cost of services decreased by $7.7 million, or 12.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily driven by a corresponding decline in revenue and by strategic cost saving initiatives. Specifically, printing and distribution costs decreased by $6.6 million as a result of lower Print revenue, contract services expense decreased by $3.7 million, and employee-related expenses decreased by $1.5 million. These decreases were partially offset by an increase in traffic expenses of $3.2 million.

Gross Profit

Gross profit decreased by $52.1 million, or 35.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in Gross profit was primarily due to decreases in SaaS and Marketing Services revenue, partially offset by a decrease in Cost of services as a result of a decline in total revenue and strategic cost saving initiatives.

Our gross margin decreased to 62.7% for the three months ended June 30, 2026 compared to 69.7% for the three months ended June 30, 2025. Gross margin from our SaaS segment decreased to 63.5% for the three months ended June 30, 2026, compared to 72.1% for the three months ended June 30, 2025. Gross margin from our Marketing Services segment decreased to 60.2% for the three months ended June 30, 2026, compared to 66.7% for the three months ended June 30, 2025. The decrease in SaaS gross margin was primarily due to the conversion of Digital marketing services solutions to our Thryv Platform throughout 2025 and 2026 that carry lower margins than our existing SaaS products and were converted by Thryv at no additional base cost at the time of conversion. Marketing Services gross margin decreased as a result of decreased demand for our Marketing Services solutions.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $9.0 million, or 16.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to a decrease in employee-related expenses of $4.6 million as a result of lower sales headcount, a decrease in sales commissions of $3.2 million, and a decrease in stock-based compensation expense of $1.0 million.

Research and Development

Research and development expense decreased by $1.2 million, or 13.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily attributable to a decrease in employee-related costs of $1.0 million.

General and Administrative

General and administrative expense decreased by $11.2 million, or 21.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily attributable to a decrease in contract services of $6.3 million, a decrease in employee-related expenses of $3.3 million, a decrease in bad debt expense of $1.6 million, and a decrease in stock-based compensation expense of $2.3 million. These decreases were partially offset by an increase in severance expenses of $3.1 million.

Other Income (Expense)

Interest Expense

Interest expense decreased by $1.4 million, or 16.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven primarily by lower outstanding debt balances.

Net Periodic Pension Cost

Net periodic pension cost decreased by $0.4 million for the three months ended June 30, 2026. This decrease was primarily due to decrease in interest cost of $1.0 million, partially offset by a decrease in expected return on plan assets of $0.6 million.

Other (Expense) Income

Other expense for the three months ended June 30, 2026 was $0.4 million, compared to Other income of $2.6 million during the three months ended June 30, 2025. This net change of $3.0 million was primarily the result of a foreign-currency related loss of $0.4 million during the three months ended June 30, 2026, compared to a foreign-currency related gain of $2.6 million during the three months ended June 30, 2025.

Income Tax Expense

The Company's effective tax rate (“ETR”) was (76.0%) and 37.7% for the three months ended June 30, 2026 and 2025, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, changes in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA decreased by $30.4 million, or 59.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily attributable to our Marketing Services segment as a result of lower Print revenue, with the decline in revenue outpacing associated cost reductions. Additionally, Adjusted EBITDA in our SaaS segment decreased as a result of the conversion of lower margin Digital marketing services products to SaaS.

See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Net (loss) income, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table presents certain consolidated financial data for each of the periods indicated:

	Six Months Ended June 30,
	2026		2025

	(unaudited)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$318,412	100%	$391,841	100%
Cost of services	114,596	36.0%	125,933	32.1%
Gross profit	203,816	64.0%	265,908	67.9%

Operating expenses:
Sales and marketing	94,986	29.8%	115,905	29.6%
Research and development	18,940	5.9%	18,870	4.8%
General and administrative	86,975	27.3%	104,627	26.7%
Total operating expenses	200,901	63.1%	239,402	61.1%

Operating (loss) income	2,915	0.9%	26,506	6.8%

Other income (expense):
Interest expense	(14,125)	4.4%	(18,025)	4.6%
Net periodic pension cost	(702)	0.2%	(1,546)	0.4%
Other income	987	0.3%	2,949	0.8%
(Loss) income before income tax expense	(10,925)	3.4%	9,884	2.5%
Income tax expense	(1,193)	0.4%	(5,571)	1.4%
Net (loss) income	$(12,118)	3.8%	$4,313	1.1%
Other financial data:
Adjusted EBITDA (1)	$44,889	14.1%	$72,133	18.4%
Adjusted Gross Profit (2)	$212,085		$274,324
Adjusted Gross Margin (3)	66.6%		70.0%
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
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
(dollars in thousands)	(unaudited)
SaaS	$231,218	$226,134	$5,084	2.2%
Marketing Services	87,194	165,707	(78,513)	(47.4)%
Revenue	$318,412	$391,841	$(73,429)	(18.7)%
Revenue decreased by $73.4 million, or 18.7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was driven by a decrease in Marketing Services revenue of $78.5 million partially offset by an increase in SaaS revenue of $5.1 million.

SaaS Revenue

SaaS revenue increased by $5.1 million, or 2.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to new sales, client expansion, and the Company’s conversion of Digital marketing services solutions for clients to its SaaS offerings. Of the $5.1 million SaaS revenue increase, the Company's conversion of Digital marketing services solutions for clients to SaaS offerings during the first six months of 2026 contributed $4.5 million, and new sales and client expansion during the first six months of 2026 contributed $11.3 million. These increases were partially offset by decreases of $10.7 million due to net revenue changes associated with products sold or converted prior to January 1, 2026.

Marketing Services Revenue

Marketing Services revenue decreased by $78.5 million, or 47.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Print revenue decreased by $46.2 million, or 44.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease in Print revenue was primarily driven by the impact of publication timing differences, as a result of our Print agreements having greater than 12-month terms, as well as the continued secular decline in U.S. and international industry demand for Print services.

Print revenue is recognized upon delivery of the published directories. Individual published directories have different publication cycles, with a typical lifecycle of 24 months for U.S. directories in 2026. During the fourth quarter of 2024, we began to transition from 18-month publication cycles to 24-month publication cycles for U.S. directories. As a result of recognizing revenue upon delivery, we typically record revenue for each published U.S. directory only once every 24 months, which does not make comparing revenue year-over-year fully representative of actual demand trends due to timing of publication cycles. Due to publication timing differences, the Company recognized revenue for fewer published directories during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

On a publication-by-publication basis, the increase in average publication cycles from 18 months to 24 months results in an average revenue increase of 18% per published directory compared to the last time the directory was published. However, when adjusting the published directory’s revenue on a monthly basis, that is the published directory’s revenue divided by the number of months of the published lifecycle, the average revenue per published directory decreased by 32% compared to the last time the directory was published. The net impact on revenue per published directory was a 14% decline for the directories published during the six months ended June 30, 2026. This net decline per directory was the result of the secular decline in industry demand for Print services.

Digital marketing services revenue decreased by $32.3 million, or 53.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was driven in large part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of Digital marketing services products for its clients to SaaS offerings. For the six months ended June 30, 2026, Thryv's conversion of Digital marketing services products for clients to SaaS offerings prior to January 1, 2026 reduced Marketing Services revenue by $6.4 million, and Thryv's conversion of Digital marketing services products for clients to SaaS products since January 1, 2026 reduced Marketing Services revenue by an additional $4.5 million. Digital marketing services revenue has further decreased due to a continued trending decline in the Company's Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp, and Facebook. For the six months ended June 30, 2026, this continued trending decline and significant competition resulted in an additional $21.4 million decrease in Digital marketing services revenue.

Cost of Services

Cost of services decreased by $11.3 million, or 9.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily driven by the corresponding decline in revenue and by strategic cost saving initiatives. Specifically, we reduced printing and distribution costs by $7.4 million, employee-related expenses by $3.1 million and contract services expense by $7.6 million. These decreases were partially offset by an increase in traffic expenses of $6.1 million.

Gross Profit

Gross profit decreased by $62.1 million, or 23.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in Cost of services as a result of a decline in total revenue and strategic cost saving initiatives.

Gross margin decreased by 390 basis points to 64.0% for the six months ended June 30, 2026 compared to 67.9% for the six months ended June 30, 2025. Gross margin from our SaaS segment decreased to 64.2% for the six months ended June 30, 2026 compared to 71.5% for the six months ended June 30, 2025. Gross margin from our Marketing Services segment increased to 63.6% for the six months ended June 30, 2026 compared to 62.9% for the six months ended June 30, 2025. The decrease in SaaS gross margin and increase in Marketing Services gross margin was primarily due to the conversion of Digital marketing services solutions to our Thryv Platform throughout 2025 and 2026 that carry lower margins than our existing SaaS products and were converted by Thryv at no additional base cost to the customer at the time of conversion.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $20.9 million, or 18.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a decrease in employee-related expenses of $7.8 million as a result of lower sales headcount, a decrease in sales commissions of $7.6 million, and a decrease in stock-based compensation of $2.2 million.

Research and Development

Research and development expense increased by $0.1 million, or 0.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

General and Administrative

General and administrative expense decreased by $17.7 million, or 16.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease in contract services of $6.1 million, a decrease in employee-related expenses of $5.5 million, a decrease in bad debt expense of $2.0 million, a decrease in software expense of $1.7 million, and a decrease in stock-based compensation expense of $4.2 million. These decreases were partially offset by an increase in severance expense of $3.5 million.

Other Income (Expense)

Interest Expense

Interest expense decreased by $3.9 million, or 21.6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven primarily by lower outstanding debt balances.

Net Periodic Pension Cost

Net periodic pension cost decreased by $0.8 million for the six months ended June 30, 2026. This decrease was primarily due to a decrease in interest cost of $2.0 million, partially offset by a lower return on plan assets of $1.2 million.

Other Income

Other income decreased by $2.0 million for the six months ended June 30, 2026, driven primarily due to lower foreign-currency related gains.

Income Tax Expense

The Company's ETR was (10.9%) and 56.4% for the six months ended June 30, 2026 and 2025, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Adjusted EBITDA decreased by $27.2 million, or 37.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily attributable to our Marketing Services segment as a result of lower Print revenue. Additionally, Adjusted EBITDA in our SaaS segment decreased as a result of the conversion of lower margin Digital marketing services products to SaaS products.

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

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA
Net (loss) income	$(16,660)	$13,931	$(12,118)	$4,313
Interest expense	7,518	8,952	14,125	18,025
Depreciation and amortization expense	10,894	10,191	20,060	21,707
Stock-based compensation expense	2,787	6,008	7,537	13,745
Restructuring and integration expenses (1)	8,288	5,493	14,378	10,175
Income tax expense	7,196	8,436	1,193	5,571
Net periodic pension cost (2)	357	778	702	1,546
Other (3)	445	(2,557)	(988)	(2,949)
Adjusted EBITDA	$20,825	$51,232	$44,889	$72,133
(1)See the table below for detail of Restructuring and integration expenses for the three and six months ended June 30, 2026 and 2025.
(2)Net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.
(3)Other primarily includes foreign exchange-related expense (income).

The following is a reconciliation of Restructuring and integration expenses that are included in the Adjusted EBITDA to Net (loss) income reconciliation above:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Restructuring and integration expenses	2026	2025	2026	2025
Abandoned facility costs (a)	$377	$1,128	$761	$2,264
Severance charges (b)	4,533	1,431	6,809	3,335
Post-acquisition and integration expenses (c)	2,377	1,458	4,393	2,494
Tax, accounting, and legal fees (d)	1,001	1,476	2,415	2,082
Total Restructuring and integration expenses	$8,288	$5,493	$14,378	$10,175
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
(b)We incur severance charges related to certain reduction in force actions taken by our management which are designed to streamline the Company’s operations and drive lower operating expenses. The severance charges incurred during the three and six months ended June 30, 2026 and 2025 were related to our legacy Marketing Services employees as a result of our shift from Marketing Services activities, as well as activities to right-size our workforce following the acquisition of Keap. Additionally, the three and six months ended June 30, 2026 includes severance related to our restructuring initiative as described in Note 11, Restructuring, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report.
(c)We incur professional services, system integration, and other fees related to each of our acquisitions and other potential transactions. Such costs vary in nature and amount due to factors specific to each transaction and may create a lack of comparability between periods.
(d)These costs consist of legal expenses related to legal cases inherited from acquisitions or resulting from integration efforts, as well as accounting and tax fees related to acquisitions.

The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Three Months Ended June 30, 2026
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$72,745	$21,815	$94,560
Plus:
Depreciation and amortization expense	3,449	1,099	4,548
Stock-based compensation expense	51	18	69
Adjusted Gross Profit	$76,245	$22,932	$99,177
Gross margin	63.5%	60.2%	62.7%
Adjusted Gross Margin	66.6%	63.3%	65.8%

	Three Months Ended June 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$82,911	$63,709	$146,620
Plus:
Depreciation and amortization expense	2,118	1,754	3,872
Stock-based compensation expense	93	73	166
Adjusted Gross Profit	$85,122	$65,536	$150,658
Gross margin	72.1%	66.7%	69.7%
Adjusted Gross Margin	74.0%	68.6%	71.6%

	Six Months Ended June 30, 2026
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$148,377	$55,439	$203,816
Plus:
Depreciation and amortization expense	5,946	2,186	8,132
Stock-based compensation expense	98	39	137
Adjusted Gross Profit	$154,421	$57,664	$212,085
Gross margin	64.2%	63.6%	64.0%
Adjusted Gross Margin	66.8%	66.1%	66.6%

	Six Months Ended June 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$161,681	$104,227	$265,908
Plus:
Depreciation and amortization expense	4,716	3,381	8,097
Stock-based compensation expense	177	142	319
Adjusted Gross Profit	$166,574	$107,750	$274,324
Gross margin	71.5%	62.9%	67.9%
Adjusted Gross Margin	73.7%	65.0%	70.0%

Liquidity and Capital Resources

Thryv Holdings, Inc. is a holding company that does not conduct any business operations of its own. We derive cash flows from cash transfers and other distributions from our operating subsidiary, Thryv, Inc., who in turn generates cash flows from its own operations and operations of its subsidiaries, and has cash and cash equivalents on hand, funds provided under the Term Loan (as defined below) and funds available under the ABL Facility (as defined below). The agreements governing our debt may restrict the ability of our subsidiaries to make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions or the making of loans by such subsidiaries to us. Our and our subsidiaries’ ability to meet our debt service requirements is dependent on our ability to generate sufficient cash flows from operations.

We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our ABL Facility will be sufficient to meet our liquidity requirements, such as working capital requirements for our operations, business development and investment activities, and debt payment obligations, for at least the next 12 months. Any projections of future earnings and cash flows are subject to substantial uncertainty. Our future success and capital adequacy will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to address our annual cash obligations and reduce our outstanding debt, all of which are subject to general economic, financial, competitive, and other factors beyond our control. We continue to monitor our capital requirements to ensure our needs are in line with available capital resources.

For a discussion on contingent obligations, see Note 13, Contingent Liabilities, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report.

Material Cash Requirements

We have various payment obligations as part of our ordinary course of business. Our material cash requirements include: (1) lease obligations; (2) debt repayments (see Note 7, Debt Obligations); (3) employee wages, benefits, and incentives; (4) cash severance payments (see Note 11, Restructuring); and (5) taxes due to governmental authorities (see Note 12, Income Taxes). The expected timing of payments is estimated based on current information. In addition, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions (see Note 13, Contingent Liabilities), pensions (see Note 8, Pensions) and other matters.

For the remainder of the year ending December 31, 2026, we expect total capital expenditures to be approximately $18.0 million. Our capital expenditure budget is an estimate and is subject to change.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities	$27,354	$19,075	$8,279
Investing activities	(16,121)	(14,998)	(1,123)
Financing activities	(12,984)	(10,060)	(2,924)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	61	592	(531)
Decrease in cash, cash equivalents and restricted cash	$(1,690)	$(5,391)	$3,701

Cash Flows from Operating Activities

Net cash from operating activities increased by $8.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by positive working capital movements, most notably in accounts receivable, prepaid expenses and other assets, and other liabilities. Additionally, the Company received a $4.0 million income tax refund during the six months ended June 30, 2026, compared to a $3.4 million income tax payment during the six months ended June 30, 2025, representing a $7.3 million favorable change in cash taxes. Additionally, cash paid for interest decreased from $16.5 million in 2025 to $13.4 million in 2026, a $3.0 million reduction driven by lower outstanding debt balances.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $1.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as a result of more additions to fixed assets and capitalized software.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $2.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company made net payments on the ABL Facility of $11.1 million, compared to net proceeds generated by the ABL Facility of $16.0 million during the six months ended June 30, 2025, resulting in a $27.1 million net increase in financing outflows. Additionally, the Company made $0.4 million in principal payments on finance lease obligations during the six months ended June 30, 2026, while no comparable payments were made during the six months ended June 30, 2025. These increases in net cash outflows were partially offset by the reduction in cash outflows related to the Term Loan, as the Company made no payments on the Term Loan during the six months ended June 30, 2026, compared to $26.3 million in Term Loan payments during the six months ended June 30, 2025.

Debt

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of June 30, 2026, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. The Company's mandatory amortization payments for the next 12 months total $35.0 million.

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

The amount of borrowings permitted at any time under the ABL Facility is limited to a periodic borrowing base valuation of, among other things, our accounts receivables. In addition, we are required to maintain a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of June 30, 2026, the Company had Excess Availability under its borrowing base of $23.0 million. After the minimum Excess Availability requirement, the Company had available borrowing capacity of approximately $14.5 million.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of June 30, 2026. We had total recorded debt outstanding of $243.7 million (net of $6.6 million of unamortized original issue discount (“OID”) and debt issuance costs) at June 30, 2026, which was comprised of amounts outstanding under the Term Loan of $236.3 million and ABL Facility of $14.1 million.

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

As of June 30, 2026, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases. The Company's ability to repurchase shares in the future is limited by certain conditions set forth in the ABL Credit Agreement.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2025 Form 10-K, under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I - Item 1. Note 13, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the disclosure in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

Item 6.     Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 24, 2020)

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
3.3	Amendment to the Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q, filed on July 30, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

August 4, 2026	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 4, 2026	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)