Form 10-Q
period 2026-09-30
Thryv Holdings, Inc.
filed 2026-11-09
CIK 1556739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR

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
Yes ☐ No ☒

As of November 6, 2026, there were 44,453,971 shares of the registrant's common stock outstanding.

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
•the risk that the Print Transaction may not be completed on the anticipated terms or timeline, or at all, including as a result of the failure to satisfy applicable closing conditions;
•our ability to successfully execute our restructuring initiatives and realize the anticipated cost savings, efficiencies and other benefits from such initiatives within the expected timeframe, or at all;
•our ability to achieve the anticipated financial, operational and strategic benefits of the Print Transaction and our other strategic initiatives, including our ability to successfully transition to and operate our continuing businesses following completion of the Print Transaction;
•the level of our indebtedness and our ability to service our debt, maintain sufficient liquidity, comply with the covenants under our debt agreements, obtain any necessary waivers, amendments or other modifications to such agreements on acceptable terms or at all, and reduce our leverage as anticipated, including through the use of proceeds from the Print Transaction;
•the substantial doubt about our ability to continue as a going concern, as described in Note 1, Description of Business and Summary of Significant Accounting Policies;
•our ability to successfully implement management’s plans intended to address the conditions and events that have raised substantial doubt about our ability to continue as a going concern;
•the potential consequences of any failure to comply with the financial covenants under our debt agreements, including the possibility that such failure could result in an event of default, acceleration of amounts outstanding under our debt agreements, or other adverse effects on our liquidity and financial condition;
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$118,937	$137,427	$376,274	$421,240
Cost of services	45,245	51,714	144,911	153,494
Gross profit	73,692	85,713	231,363	267,746
Operating expenses:
Sales and marketing	44,942	55,870	136,874	168,182
Research and development	8,432	10,765	27,372	29,627
General and administrative	35,775	44,242	115,866	142,487
Impairment charges	94,800	—	94,800	—
Total operating expenses	183,949	110,877	374,912	340,296
Operating loss	(110,257)	(25,164)	(143,549)	(72,550)
Other income (expense):
Interest expense	(4,380)	(4,841)	(12,221)	(15,193)
Interest expense, related party	(2,459)	(2,751)	(7,408)	(8,728)
Net periodic pension cost	(328)	(665)	(1,030)	(2,211)
Other income	734	682	1,721	3,631
Loss from continuing operations before income tax benefit	(116,690)	(32,739)	(162,487)	(95,051)
Income tax benefit on continuing operations	710	7,847	9,024	20,505
Loss from continuing operations	$(115,980)	$(24,892)	$(153,463)	$(74,546)
Discontinued Operations
Income from discontinued operations before income tax expense	15,657	44,210	50,528	116,406
Income tax expense on discontinued operations	(2,745)	(13,664)	(12,251)	(31,893)
Income from discontinued operations	12,912	30,546	38,277	84,513
Net (loss) income	$(103,068)	$5,654	$(115,186)	$9,967
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	77	(272)	(432)	(531)
Comprehensive (loss) income	$(102,991)	$5,382	$(115,618)	$9,436
Basic
Loss from continuing operations per share	$(2.61)	$(0.57)	$(3.46)	$(1.71)
Income from discontinued operations per share	$0.29	$0.70	$0.86	$1.94
Basic income (loss) per share	$(2.32)	$0.13	$(2.60)	$0.23
Diluted
Loss from continuing operations per share	$(2.61)	$(0.57)	$(3.46)	$(1.71)
Income from discontinued operations per share	$0.29	$0.70	$0.86	$1.94
Diluted income (loss) per share	$(2.32)	$0.13	$(2.60)	$0.23
Weighted-average shares used in computing basic and diluted net (loss) income per common share:
Basic	44,438,288	43,747,896	44,335,648	43,636,031
Diluted	44,438,288	43,747,896	44,335,648	43,636,031
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$8,752	$10,752
Accounts receivable, net of allowance of $7,004 in 2026 and $8,299 in 2025	17,545	14,583
Contract assets, net of allowance of $3 in 2026 and $2 in 2025	611	411
Taxes receivable	697	8,134
Deferred costs	8,336	10,215
Prepaid expenses and other current assets	15,813	11,305
Current assets of discontinued operations	123,004	123,457
Total current assets	174,758	178,857
Fixed assets and capitalized software, net	45,893	50,870
Goodwill	159,009	253,809
Intangible assets, net	21,488	25,929
Deferred tax assets	141,030	133,221
Other assets	12,035	5,162
Non-current assets of discontinued operations	—	40,739
Total assets	$554,213	$688,587
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,740	$8,643
Accrued liabilities	109,225	89,776
Current portion of unrecognized tax benefits	1,892	28,303
Contract liabilities	24,789	21,065
Current portion of Term Loan	21,000	10,500
Current portion of Term Loan, related party	14,000	7,000
ABL Facility	17,600	—
Other current liabilities	1,890	3,905
Current liabilities of discontinued operations	7,846	10,401
Total current liabilities	207,982	179,593
Term Loan, net	111,112	125,419
Term Loan, net, related party	75,457	85,448
ABL Facility	—	25,120
Pension obligations, net	37,559	44,171
Other liabilities	9,489	10,697
Total long-term liabilities	233,617	290,855
Commitments and contingencies (see Note 14)
Stockholders' equity
Common stock - $0.01 par value, 250,000,000 shares authorized; 73,015,921 shares issued and 44,447,599 shares outstanding at September 30, 2026; and 72,002,129 shares issued and 43,815,268 shares outstanding at December 31, 2025	730	720
Additional paid-in capital	1,314,942	1,303,144
Treasury stock - 28,568,322 shares at September 30, 2026 and 28,186,861 shares at December 31, 2025	(499,818)	(498,103)
Accumulated other comprehensive loss	(15,943)	(15,511)
Accumulated deficit	(687,297)	(572,111)
Total stockholders' equity	112,614	218,139
Total liabilities and stockholders' equity	$554,213	$688,587
The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Three Months Ended September 30, 2026
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2026	72,970,119	$730	$1,310,845	(28,552,321)	$(499,764)	$(16,020)	$(584,229)	$211,562
Issuance of shares related to stock-based compensation	45,802	—	4	(16,001)	(54)	—	—	(50)
Stock-based compensation expense	—	—	4,093	—	—	—	—	4,093
Foreign currency translation adjustment, net of tax	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	(103,068)	(103,068)
Balance as of September 30, 2026	73,015,921	$730	$1,314,942	(28,568,322)	$(499,818)	$(15,943)	$(687,297)	$112,614

Three Months Ended September 30, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2025	71,703,175	$717	$1,290,326	(27,776,783)	$(492,854)	$(15,200)	$(568,105)	$214,884
Issuance of shares related to stock-based compensation	28,628	—	83	(6,398)	(81)	—	—	2
Stock-based compensation expense	—	—	5,807	—	—	—	—	5,807
Purchase of treasury stock	—	—	—	(378,000)	(4,999)	—	—	(4,999)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(272)	—	(272)
Net income	—	—	—	—	—	—	5,654	5,654
Balance as of September 30, 2025	71,731,803	$717	$1,296,216	(28,161,181)	$(497,934)	$(15,472)	$(562,451)	$221,076

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

Nine Months Ended September 30, 2026
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2025	72,002,129	$720	$1,303,144	(28,186,861)	$(498,103)	$(15,511)	$(572,111)	$218,139
Issuance of shares related to stock-based compensation	1,013,792	10	168	(381,461)	(1,715)	—	—	(1,537)
Stock-based compensation expense	—	—	11,630	—	—	—	—	11,630
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(432)	—	(432)
Net loss	—	—	—	—	—	—	(115,186)	(115,186)
Balance as of September 30, 2026	73,015,921	$730	$1,314,942	(28,568,322)	$(499,818)	$(15,943)	$(687,297)	$112,614

Nine Months Ended September 30, 2025
	Common Stock			Treasury Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	70,556,740	$706	$1,272,476	(27,522,780)	$(488,903)	$(14,941)	$(572,418)	$196,920
Issuance of shares related to stock-based compensation	1,175,063	11	4,188	(260,401)	(4,032)	—	—	167
Stock-based compensation expense	—	—	19,552	—	—	—	—	19,552
Repurchases of common stock	—	—	—	(378,000)	(4,999)	—	—	(4,999)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(531)	—	(531)
Net income	—	—	—	—	—	—	9,967	9,967
Balance as of September 30, 2025	71,731,803	$717	$1,296,216	(28,161,181)	$(497,934)	$(15,472)	$(562,451)	$221,076

The accompanying notes are an integral part of the consolidated financial statements.

Thryv Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(115,186)	$9,967
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities from continuing operations:
Income from discontinued operations	(38,277)	(84,513)
Depreciation and amortization	31,576	30,814
Amortization of deferred commissions	4,966	10,204
Amortization of debt issuance costs	2,189	2,454
Deferred income taxes	(7,526)	7,667
Provision for credit losses and service credits	6,310	8,904
Stock-based compensation expense	11,292	19,192
Net periodic pension cost	1,030	2,211
Impairment charges	94,800	—
Gain on foreign currency exchange rates	(1,533)	(3,126)
Other	307	38
Changes in working capital items:
Accounts receivable	(3,935)	(6,861)
Prepaid expenses, deferred costs, and other assets	(11,248)	(21,187)
Accounts payable and accrued liabilities	(6,213)	(16,993)
Contract liabilities	3,709	2,397
Other liabilities	(10,128)	(1,273)
Net cash used in operating activities from continuing operations	(37,867)	(40,105)
Net cash provided by operating activities from discontinued operations	77,453	81,426
Net cash provided by operating activities	39,586	41,321

Cash Flows from Investing Activities
Additions to fixed assets and capitalized software	(23,613)	(22,491)
Other	307	(143)
Net cash used in investing activities from continuing operations	(23,306)	(22,634)

Cash Flows from Financing Activities
Payments of Term Loan	(5,250)	(21,000)
Payments of Term Loan, related party	(3,500)	(14,000)
Proceeds from ABL Facility	237,753	303,528
Payments of ABL Facility	(245,273)	(286,901)
Principal payments on finance lease obligation	(661)	(724)
Repurchases of common stock	—	(4,999)
Other	(1,536)	166
Net cash used in financing activities from continuing operations	(18,467)	(23,930)
Effect of exchange rate changes on cash, cash equivalents and restricted cash from continuing operations	416	(143)
Effect of exchange rate changes on cash, cash equivalents and restricted cash from discontinued operations	(303)	734
Decrease in cash, cash equivalents and restricted cash	(2,074)	(4,652)
Cash, cash equivalents and restricted cash, beginning of period	10,869	17,760
Cash, cash equivalents and restricted cash, end of period	$8,795	$13,108

Supplemental Information
Cash paid for interest	$20,274	$24,152
Cash (received) paid for income taxes, net	$(5,953)	$4,402
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

Print Divestiture

During the year ended December 31, 2023, the Company made the strategic decision to exit its Marketing Services business by the end of 2028 as part of its plan to fully transition into a SaaS-driven business model. In connection with this strategy, on September 12, 2026, Thryv, Inc., a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Coldwater YP, LLC (the “Purchaser”), an affiliate of Carolwood, L.P., pursuant to which the Company has agreed to sell the assets of its print Yellow Pages and print White Pages directories in the United States, Australia, and New Zealand, the digital editions of those print directories, and Australia White Pages online (collectively, the “Print Business”) for a cash purchase price of $142.0 million, subject to customary purchase price adjustments (the “Print Transaction”). The Print Transaction is expected to close in the fourth quarter of 2026, subject to certain closing conditions. The Company expects to use the net proceeds of the sale (i) to repay and terminate its ABL Facility, (ii) to pay $34.3 million in accrued tax liabilities, which includes interest expected to accrue through the anticipated payment date, and (iii) repay a portion of its Term Loan. As a result of the Company's expectation to pay the accrued tax liabilities and ABL Facility in full upon close, these liabilities are presented as current liabilities on the Company's consolidated balance sheet.

As the Print Transaction represents a strategic shift that will have a major effect on the Company's operations and financial results, the Print Business' financial position and results of operations are presented as discontinued operations herein and comparable prior periods have been recast to reflect this change. Unless otherwise noted, all activities and amounts reported in this Quarterly Report relate to the Company's continuing operations and exclude activities and amounts related to the Print Business. See Note 2, Discontinued Operations, for additional information regarding discontinued operations.

The Print Transaction and the operational restructuring activities described in Note 12, Restructuring, are components of the Company's broader strategic transformation as we continue to simplify our business and focus our resources on our SaaS offerings and digital marketing solutions. We are continuing to evaluate our organizational structure, technology investments and cost base to better align our operations with this strategy. The Company expects these actions, in combination, to reduce short-term debt obligations and other cash obligations and lower its ongoing cost structure. To the extent net proceeds remain after the foregoing uses and payment of transaction costs, such proceeds are expected to support the Company's ongoing operations.

Potential Covenant Non-Compliance and Going Concern

In connection with the preparation of the Company’s condensed consolidated financial statements, management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued.

Following the completion of the Print Transaction, absent a waiver or amendment, the Company forecasts that it will not be in compliance with its “Total Net Leverage Ratio” financial covenant under its Term Loan, which is tested as of the last day of each fiscal quarter, see Note 8, Debt Obligations. The forecasted non-compliance is a result of the Company’s Consolidated EBITDA, as defined under the Term Loan, being recast to exclude the historical results of the Print Business, as well as limitations on the amount of restructuring costs that may be added back in calculating Consolidated EBITDA. The Company expects that it would be in non-compliance as of its December 31, 2026 assessment.

Failure to comply with this covenant, absent a waiver or amendment, would constitute an event of default and would permit the requisite lenders to declare the amounts outstanding under the Term Loan immediately due and payable. While the Company believes it has sufficient cash, cash flow from operations, and available operational expense savings to fund its operations over the next 12 months, the Company does not currently forecast that it would have sufficient liquidity to repay its Term Loan in full if it became immediately due and payable during that period under the circumstances described above. This potential non-compliance with the financial covenant raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these financial statements.

While the Company is currently engaged in discussions with its lenders regarding such a waiver or amendment of this financial covenant, there can be no assurance that the Company’s lenders will agree to waive, modify and/or amend the Term Loan with respect to the financial covenant. The Company's ability to obtain such waiver requires approval from a majority of the debt holders, of which 40.0% is held by a related party. Because as of the date these condensed consolidated financial statements were issued the Company had not yet obtained the necessary waiver or amendment, management cannot conclude that it is probable that the plan will be effectively implemented and, therefore, management’s plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The portion of the Term Loan that is not required to be repaid within the next 12 months continues to be classified as non-current on the Company's consolidated balance sheet as of September 30, 2026 because the Company was in compliance with its covenants as of that date, see Note 8, Debt Obligations. The Company is also current on all payments of principal and interest under its debt agreements.

Segments

The Company reports its results based on two reportable segments (see Note 16, Segment Information):
•SaaS, which includes the Company's unified small business marketing platform, supporting software solutions, related extensions, payment solutions, and professional services; and
•Marketing Services, which includes the Company's digital marketing solutions (“Digital”) business, which the Company plans to exit by the end of 2028.

The Print Business was historically reported within the Company's Marketing Services reportable segment. As a result of the classification of the Print Business as discontinued operations for all periods presented, the segment results have been recast to remove activity related to the Print Business.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items and accruals, necessary for the fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. The consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025 have been prepared on the same basis as the audited annual financial statements. The consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited financial statements and related footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Reclassification of Prior Year Presentation

During the fourth quarter of 2025, as a result of increased investment in research and development activities following the acquisition of Infusion Software, Inc. d/b/a/ Keap (“Keap”) in October 2024 and to provide greater detail of the Company's underlying expenses, the Company began breaking out Research and development expense into a separate line item in the Consolidated Statements of Operations and Comprehensive Income. These costs were previously included in Sales and marketing expense. This change was made retrospectively to all periods presented for comparability purposes and there was no effect on Total operating expenses or Net income for the three and nine months ended September 30, 2025.

Summary of Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the consolidated financial statements in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2025. Except as described below, there have been no changes to the Company's significant accounting policies during the three and nine months ended September 30, 2026.

Costs to Obtain a Contract with a Customer

The Company has determined that sales commissions paid to employees and certified marketing representatives associated with selling the Company’s digital and SaaS services are considered incremental and recoverable costs of obtaining a contract. Commissions incurred to obtain a new contract are capitalized and recognized over the benefit period, which is determined based on expected contract renewals, the Company’s technology development life-cycle, and other factors.

In accordance with its policy, the Company reviews the estimated amortization period of its capitalized commissions on a periodic basis. This review indicated that the benefit period for commissions on SaaS contracts had lengthened due to an increase in the average SaaS customer life. As a result, effective January 1, 2026, the Company changed the amortization period for costs incurred to obtain a new contract to better reflect the estimated benefit period of these assets. The estimated useful life of these assets was increased from eighteen months to thirty-six months. The effect of this change in estimate for the three and nine months ended September 30, 2026 was to reduce amortization of deferred commissions by $2.1 million and $6.6 million, respectively, which resulted in an increase to net income of $2.1 million and $6.6 million, respectively, and an increase to basic and diluted earnings per share of $0.05 and $0.15, respectively.

Cash, Cash Equivalents, and Restricted Cash

Restricted cash is primarily associated with security deposits with credit card merchants. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amount shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025:

(in thousands)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$8,752	$11,551
Restricted cash, included in Other current assets	43	1,557
Total cash, cash equivalents and restricted cash	$8,795	$13,108

Accounts Receivable, Net of Allowance

Accounts receivable represents billed amounts for which invoices have been provided to clients and unbilled amounts for which revenue has been recognized, but amounts have not yet been billed to the client.

The following table represents the components of Accounts receivable, net of allowance:

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable	$23,989	$20,884
Unbilled accounts receivable	560	1,998
Total accounts receivable	$24,549	$22,882
Less: allowance for credit losses	(7,004)	(8,299)
Accounts receivable, net of allowance	$17,545	$14,583

Recent Accounting Pronouncements

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

Note 2    Discontinued Operations

On September 12, 2026, the Company entered into the Purchase Agreement with the Purchaser to sell the Print Business in exchange for a cash purchase price of $142.0 million, subject to certain purchase price adjustments. Because the anticipated disposal represents a strategic shift that will have a major effect on the Company's operating results, the Print Business' results and net assets are presented as discontinued operations herein and comparable prior periods have been recast to reflect this change. The Print Business was historically reported within the Company's Marketing Services reportable segment.

Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. As of September 30, 2026, the Company determined that the fair value of the Print Business less costs to sell exceeded its carrying value.

The Print Transaction is expected to close in the fourth quarter of 2026, subject to certain closing conditions. Pending the closing of the Print Transaction, management will continue to operate the Print Business in accordance with the Purchase Agreement.

In connection with the Print Transaction, the Company expects to enter into a management services arrangement (“MSA”) with the Purchaser whereby Thryv will provide and receive certain post-closing transitional services to and from the Purchaser primarily related to accounting, information technology, and sales for an initial 12-month period. The Purchaser has the option to extend certain services for up to an additional two months, for a total term of 14 months. Fees will be billed to the Purchaser based on set monthly amounts or based on actual time and costs incurred by the Company. Income from the MSA will be recognized under Other income (expense) and expenses incurred by the Company to support the transition will be recorded based on the nature of the expense.

The fees owed to the Purchaser for services provided to the Company are not expected to be material.

The table below sets forth the results of operations related to discontinued operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$28,405	$64,128	$89,480	$172,156
Cost of services	6,875	13,376	21,804	37,529
Gross profit	21,530	50,752	67,676	134,627

Sales and marketing expense	1,533	1,771	4,587	5,364
Research and development expense	—	3	—	11
General and administrative expense (1)	3,823	3,775	10,708	10,157
Interest expense	517	993	1,853	2,689
Income from discontinued operations before income tax expense	15,657	44,210	50,528	116,406
Income tax expense	(2,745)	(13,664)	(12,251)	(31,893)
Net income from discontinued operations	$12,912	$30,546	$38,277	$84,513

(1)    During the three and nine months ended September 30, 2026, separation costs of $1.2 million and $1.9 million, respectively, were recognized. These costs primarily consisted of investment banking, legal, tax and other professional advisory services associated with the Print Transaction.

The following table sets forth the assets and liabilities of discontinued operations as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Assets
Accounts receivable, net of allowance	$122,009	$121,810
Prepaid expenses	582	314
Deferred costs	413	1,333
Total current assets of discontinued operations	123,004	123,457
Fixed assets and capitalized software, net	—	15
Other assets (1)	—	40,724
Total assets of discontinued operations	$123,004	$164,196

Liabilities
Accounts payable	$1,061	$1,121
Accrued liabilities	1,265	1,470
Contract liabilities	5,520	7,810
Total current liabilities of discontinued operations	7,846	10,401

Total liabilities of discontinued operations	$7,846	$10,401
(1)    Relates to unbilled accounts receivable – non-current.

Note 3      Revenue Recognition

The Company has determined that each of its SaaS business management tools and services and each of its Digital marketing services is distinct and represents a separate performance obligation. The client can benefit from each service on its own or together with other resources that are readily available to the client. Services are separately identifiable from other promises in the contract.

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

Marketing Services

Revenue from our Marketing Services segment is generated through our Digital solutions, which includes Internet Yellow Pages, which generate revenue by charging clients for advertisements and priority placement, and Search Engine Marketing solutions, which charge clients a monthly fee based on their contracted budget. Other digital media solutions, such as online display and social advertising and Search Engine Optimization tools, also generate revenues by charging clients a monthly fee. Substantially all Marketing Services revenues are recognized using the series guidance, with associated revenues recognized over time using an output method to measure the progress toward satisfying a performance obligation.

Disaggregation of Revenue

The Company’s revenue is disaggregated by its two reportable segments. Following the Print Transaction, this presentation aligns with how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows. See Note 16, Segment Information.

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

The following table sets forth the Company's contract assets and liabilities:

(in thousands)	September 30, 2026	December 31, 2025	December 31, 2024
Contract assets	$611	$411	$2,127
Contract liabilities	$24,789	$21,065	$23,367

The Company recognizes revenue on all of its remaining performance obligations within the next 12 months. For the three and nine months ended September 30, 2026, the Company recognized revenue of $1.1 million and $21.1 million, respectively, that was recorded in Contract liabilities as of December 31, 2025. For the three and nine months ended

September 30, 2025, the Company recognized revenue of $2.0 million and $23.2 million, respectively, that was recorded in Contract liabilities as of December 31, 2024.

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

The carrying amounts and fair values of the Term Loan were as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan, net	$221,569	$215,476	$228,367	$228,652

Note 5     Goodwill and Intangible Assets

Goodwill

Management performs its annual goodwill impairment test on October 1 or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.

During the first quarter of 2026, the Company determined that a triggering event occurred as a result of sustained declines in the Company's market capitalization due to a decrease in its stock price. As a result, the Company performed a quantitative goodwill impairment test of the SaaS reporting unit as of March 1, 2026. Based on the results of the March 1, 2026 quantitative analysis, the estimated fair value of the SaaS reporting unit exceeded its carrying amount by 25%, and no goodwill impairment charge was recorded.

During the third quarter of 2026, the Company determined that a triggering event occurred as a result of sustained declines in the Company's market capitalization due to a decrease in its stock price following its second quarter 2026 earnings release, in which the Company announced reductions to its SaaS revenue. As a result, the Company performed a quantitative goodwill impairment test of the SaaS reporting unit as of September 1, 2026. Based on the results of the September 1, 2026 quantitative analysis, the carrying amount of the SaaS reporting unit exceeded its fair value by $94.8 million. During the three months ended September 30, 2026, the Company recorded a non-cash goodwill impairment charge of $94.8 million to write down the carrying amount of the SaaS reporting unit to its fair value.

The decline in the SaaS reporting unit's estimated fair value between the March 1 and September 1, 2026 assessments was primarily attributable to downward revisions to forecasted SaaS revenue growth, Adjusted EBITDA and related cash flows. The revised forecasts reflected changes in the Company’s expectations regarding the timing and level of future revenue growth and profitability, including the impact of additional investment required to expand the Company’s salesforce, a refocus of its product offerings, and a change in forecasted product mix towards lower-margin products as the Company has been successful in selling these products to new and existing clients. Collectively, these factors resulted in lower forecasted revenue growth, Adjusted EBITDA and related cash flows. These changes in projected operating performance, rather than significant changes in discount rates or market valuation multiples, were the primary drivers of the decline in fair value.

The goodwill impairment test requires measurement of the fair value of a reporting unit, which is compared to the carrying amount of the reporting unit, including goodwill. The Company engaged a third-party valuation firm to assist in the Company’s determination of the fair value of its SaaS reporting unit as of September 1, 2026 and March 1, 2026. Fair value was determined using a combination of the income approach and the market approach, with equal weighting applied to each approach. Under the income approach, fair value was determined based on the present value of estimated future cash flows, including a terminal value, discounted at a risk-adjusted rate. The discount rate was determined based on the Company's weighted-average cost of capital, adjusted to reflect the specific risks associated with the SaaS reporting unit. The estimated fair value reflected management's updated operating forecasts, including its budgets and business plans and assumptions about SaaS revenue growth, operating margins, and future cash flows. Under the market approach, fair value was determined based on valuation multiples of comparable publicly traded companies. To corroborate the concluded fair value of the SaaS reporting unit, the Company compared the aggregate estimated fair values of both reporting units to the Company’s market capitalization to calculate an implied control premium. The Company determined that the implied control premium was reasonable when compared to recent market transactions in similar industries.

Determining the fair value of a reporting unit requires the use of estimates and assumptions, which involve inherent uncertainties and rely on management’s judgment in their determination. Although management believes the assumptions used in the impairment test are reasonable, changes in these key assumptions could result in a future impairment which could have a material effect on the Company's consolidated financial statements. In particular, failure to achieve forecasted SaaS revenue growth and EBITDA margins, further sustained declines in the Company's market capitalization, or adverse changes in discount rates or market valuation multiples could reduce the reporting unit's estimated fair value.

As of September 30, 2026 and December 31, 2025, the Company had goodwill of $159.0 million and $253.8 million, respectively, all of which was attributable to the SaaS reporting unit.

Intangible Assets

The following tables set forth the details of the Company's intangible assets as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$320,033	$(302,433)	$17,600	6.2
Trademarks and domain names	91,954	(88,066)	3,888	5.9
Total intangible assets	$411,987	$(390,499)	$21,488	6.1

	As of December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period in Years
Client relationships	$316,423	$(295,226)	$21,197	6.7
Trademarks and domain names	91,079	(86,347)	4,732	6.7
Total intangible assets	$407,502	$(381,573)	$25,929	6.7

Amortization expense for intangible assets for the three and nine months ended September 30, 2026 was $1.5 million and $4.4 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2025 was $2.0 million and $6.5 million, respectively.

Estimated aggregate future amortization expense by fiscal year for the Company's intangible assets is as follows:

(in thousands)	Estimated Future Amortization Expense
2026 (remaining)	$1,482
2027	4,583
2028	4,200
2029	3,762
2030	3,325
Thereafter	4,136
Total	$21,488

In connection with the goodwill impairment assessment noted above, the Company performed an impairment assessment during the nine months ended September 30, 2026 on its intangible assets and other long-lived assets. Based on the Company’s analysis, the carrying values of the Company’s definite-lived intangible assets and other long-lived assets were determined to be recoverable.

Note 6    Allowance for Credit Losses

The following table sets forth the Company's allowance for credit losses for the nine months ended September 30, 2026 and 2025:

(in thousands)	2026	2025
Balance as of January 1	$8,301	$8,161
Additions (1)	3,930	6,396
Deductions (2)	(5,224)	(6,890)
Balance as of September 30 (3)	$7,007	$7,667

(1)    For the nine months ended September 30, 2026 and 2025, the Company recorded a provision for credit losses of $3.9 million and $6.4 million, respectively, which is included in General and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three months ended September 30, 2026 and 2025, the Company recorded a provision for credit losses of $1.2 million and $1.3 million, respectively, which is included in General and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2)    For the nine months ended September 30, 2026 and 2025, the deductions represent amounts written off as uncollectible, net of recoveries.
(3)    As of September 30, 2026, $7.0 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets. As of September 30, 2025, $7.6 million of the allowance is attributable to Accounts receivable and less than $0.1 million is attributable to Contract assets.

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

Note 7    Accrued Liabilities

Accrued liabilities consisted of the following amounts:

(in thousands)	September 30, 2026	December 31, 2025
Accrued salaries and related expenses	$36,395	$49,825
Accrued customer payments and service credits	9,476	10,191
Accrued traffic acquisition costs	5,935	8,112
Accrued taxes	40,841	5,456
Other accrued expenses	16,578	16,192
Accrued liabilities	$109,225	$89,776

Note 8     Debt Obligations

The following table sets forth the Company's outstanding debt obligations as of September 30, 2026 and December 31, 2025:

(in thousands)	Maturity	Interest Rate		September 30, 2026	December 31, 2025
Term Loan	May 1, 2029	SOFR +	6.75%	$227,500	$236,250
ABL Facility	May 1, 2028	SOFR +	2.50% - 2.75%	17,600	25,120
Unamortized original issue discount and debt issuance costs				(5,931)	(7,883)
Total debt obligations				$239,169	$253,487
Current portion of Term Loan				(35,000)	(17,500)
Current portion of ABL Facility				(17,600)	—
Total long-term debt obligations				$186,569	$235,987

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of September 30, 2026, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

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

The Company has recorded accrued interest of $0.2 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively, which is included in Other current liabilities on the Consolidated Balance Sheets.

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

Additionally, the Company is required to maintain compliance with (a) a maximum “Total Net Leverage Ratio”, calculated as the ratio of “Consolidated Total Net Indebtedness” to “Consolidated EBITDA” (in each case, as defined in the Term Loan, which shall not be greater than 3.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “SaaS Revenue” (as defined in the Term Loan), which shall not be less than the quarterly thresholds set forth in the Term Loan Agreement as of the last day of each fiscal quarter. As of September 30, 2026, the Company was in compliance with its Term Loan covenants.

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

Upon the closing of the Print Transaction (see Note 1, Description of Business and Summary of Significant Accounting Policies), the Company will be required to repay the outstanding balance of the ABL Facility, and the ABL Facility will be terminated. As a result, the Company has classified the outstanding balance of the ABL Facility as a current liability on the Consolidated Balance Sheets as of September 30, 2026.

Total third-party fees and lender fees of $1.3 million associated with the ABL Facility were deferred as debt issuance costs and are amortized as interest expense over the term of the ABL Facility.

As of September 30, 2026 and December 31, 2025, the Company had debt issuance costs with a remaining balance of $0.5 million and $0.7 million, respectively, that are included in Other assets on the Consolidated Balance Sheets.

The amount of borrowings permitted at any time under the ABL Facility is limited to a periodic borrowing base valuation of, among other things, our accounts receivable. In addition, we are required to maintain a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of September 30, 2026, the Company had Excess Availability under its borrowing base of $19.5 million. After the minimum Excess Availability requirement, the Company had available capacity of approximately $11.0 million.

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

Additionally, the Company is required to maintain compliance with (a) a minimum “Fixed Charge Coverage Ratio”, calculated as the ratio of “Consolidated EBITDA” minus unfinanced capital expenditures to “Fixed Charges” (in each case, as defined in the ABL Credit Agreement), which shall not be less than 1.0 to 1.0 as of the last day of each fiscal quarter and (b) a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of September 30, 2026, the Company was in compliance with its ABL Credit Agreement covenants. The Company also expects to be in compliance with these covenants for the next 12 months or, if earlier, until the ABL Facility is terminated upon the closing of the Print Transaction.

Note 9     Pensions

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

Net Periodic Pension Cost

The following table details the components of net periodic pension cost for the Company's pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest cost	$3,736	$4,732	$11,208	$14,196
Expected return on assets	(3,391)	(3,965)	(10,172)	(11,894)
Settlement (gain) loss	(1)	(1)	1	—
Remeasurement gain	(16)	(101)	(7)	(91)
Net periodic pension cost	$328	$665	$1,030	$2,211

The three and nine months ended September 30, 2025 includes activity related to the YP Holdings LLC Pension Plan, a frozen qualified defined benefit pension plan that was terminated during the quarter ended December 31, 2025.

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

During the three and nine months ended September 30, 2026, the Company made contributions of $4.0 million and $7.1 million, respectively, to the qualified plan and contributions and associated payments of $0.1 million and $0.5 million, respectively, to the non-qualified plans. During the three and nine months ended September 30, 2025, the Company made no cash contributions to the qualified plans, and contributions and associated payments of $0.1 million and $0.4 million, respectively, to the non-qualified plans.

For fiscal year 2026, the Company expects to contribute approximately $7.1 million to the qualified plan and approximately $0.5 million to the non-qualified plans.

Note 10     Stock-Based Compensation and Stockholders' Equity

Stock-Based Compensation Expense

The following table summarizes the amounts recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the periods presented related to stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of services	$16	$113	$89	$365
Sales and marketing	473	1,254	1,544	4,436
Research and development	566	392	1,598	1,177
General and administrative	2,926	3,926	8,061	13,214
Stock-based compensation expense	$3,980	$5,685	$11,292	$19,192

The following table summarizes stock-based compensation expense by award type during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
RSUs	$2,323	$2,873	$7,636	$8,539
PSUs	1,654	2,574	3,206	9,617
Stock options	—	—	—	150
ESPP	3	238	450	886
Stock-based compensation expense	$3,980	$5,685	$11,292	$19,192

Restricted Stock Units

The following table summarizes the Company's restricted stock unit (“RSU”) activity during the nine months ended September 30, 2026:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2025	1,385,455	$16.03
Granted	1,884,656	$5.52
Vested	(691,607)	$16.05
Forfeited	(313,178)	$8.67
Nonvested balance as of September 30, 2026	2,265,326	$8.30

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

As of September 30, 2026, the unrecognized stock-based compensation expense related to the unvested portion of the Company's RSU awards was approximately $12.2 million and is expected to be recognized over a weighted-average period of 1.77 years.

During the nine months ended September 30, 2026, the Company issued an aggregate of 637,390 shares of common stock to employees and non-employee directors upon the vesting of RSUs previously granted under the 2020 Plan.

Performance-Based Restricted Stock Units

The following table summarizes the Company's performance-based restricted stock unit (“PSU”) activity during the nine months ended September 30, 2026:

	Number of Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2025	1,354,587	$17.87
Granted	1,084,335	$6.00
Vested	(384,333)	$20.58
Forfeited	(159,394)	$8.08
Nonvested balance as of September 30, 2026	1,895,195	$11.36

The Company also grants PSUs to employees under the Company’s 2020 Plan. Pursuant to the PSU Award Agreement, each PSU entitles the recipient to up to 1.5 shares of the Company’s common stock, subject to certain performance measures or market conditions set forth in individual agreements.

The PSUs will vest, if at all, following the achievement of certain performance measures or market conditions over a three-year performance period relative to certain performance and market conditions. The grant date fair value of PSUs that vest relative to a performance condition is measured based upon the market closing price of the Company’s common stock on the date of grant and expensed on a straight-line basis when it becomes probable that the performance conditions will be satisfied over the service period of the awards, which is generally the vesting term of three years. The grant date fair value of PSUs that vest relative to a market condition is measured using a Monte Carlo simulation model and expensed on a straight-line basis over the service period of the awards, which is generally the vesting term of three years. As of September 30, 2026, the nonvested balance of PSUs that vest based on performance and market conditions was 758,079 and 1,137,116 shares, respectively.

As of September 30, 2026, the unrecognized stock-based compensation expense related to the unvested portion of the Company's PSU awards was approximately $5.5 million and is expected to be recognized over a weighted-average period of 1.56 years.

During the nine months ended September 30, 2026, the Company issued an aggregate of 306,869 shares of common stock to employees upon the vesting of PSUs previously granted under the 2020 Plan.

Stock Options

As of September 30, 2026, there was no unrecognized stock-based compensation expense related to the unvested portion of the Company's stock options, as all granted stock options were fully vested on October 15, 2024.

Employee Stock Purchase Plan

During the nine months ended September 30, 2026, the Company issued 45,111 shares through the Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2025, the Company issued 171,561 shares through the ESPP.

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

As of September 30, 2026, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases. The Company's ability to repurchase shares in the future is limited by certain conditions set forth in the ABL Credit Agreement.

Note 11     Earnings per Share

The following tables present the calculations of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Loss from continuing operations	$(115,980)	$(24,892)	$(153,463)	$(74,546)
Income from discontinued operations	$12,912	$30,546	$38,277	$84,513
Net (loss) income	$(103,068)	$5,654	$(115,186)	$9,967

Basic income (loss) per share:
Weighted-average basic shares outstanding	44,438,288	43,747,896	44,335,648	43,636,031

Basic loss per share from continuing operations	$(2.61)	$(0.57)	$(3.46)	$(1.71)
Basic income per share from discontinued operations	$0.29	$0.70	$0.86	$1.94
Basic income (loss) per share	$(2.32)	$0.13	$(2.60)	$0.23

Diluted income (loss) per share:
Weighted-average diluted shares outstanding	44,438,288	43,747,896	44,335,648	43,636,031

Diluted loss per share from continuing operations	$(2.61)	$(0.57)	$(3.46)	$(1.71)
Diluted income per share from discontinued operations	$0.29	$0.70	$0.86	$1.94
Diluted income (loss) per share	$(2.32)	$0.13	$(2.60)	$0.23

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Weighted-average basic shares outstanding	44,438,288	43,747,896	44,335,648	43,636,031
Plus: Common stock equivalents associated with stock-based compensation	—	—	—	—
Weighted-average diluted shares outstanding	44,438,288	43,747,896	44,335,648	43,636,031
The computation of weighted-average diluted shares outstanding excluded the following share amounts as their effect would have been anti-dilutive for the three and nine months ended September 30, 2026 and 2025:

	As of September 30,
	2026	2025
Outstanding RSUs	2,357,321	1,534,419
Outstanding PSUs	189,754	1,662,354
Outstanding stock options	2,082,631	2,402,389
Outstanding ESPP shares	14,814	81,933

Note 12    Restructuring

During the three months ended June 30, 2026, the Company initiated an operational restructuring program designed to align its cost structure and operating model with its transition to a SaaS-focused business following the anticipated completion of the Print Transaction. The program is intended to improve organizational efficiency, simplify the Company's operating and technology infrastructure, and reduce ongoing operating costs. The program's primary actions include i) rightsizing the Company's workforce as the Company aligns its resources with its go-forward SaaS operations and product strategy, and ii) consolidating or terminating certain technology, service provider, and other contractual arrangements as the Company simplifies its technology footprint and operating infrastructure.

The Company expects the operational restructuring program to be substantially completed in 2027. Once fully implemented, these actions are expected to generate approximately $50.0 million to $55.0 million of gross annualized cost savings. The Company expects to realize the full annualized benefit of these actions beginning in 2028.

As of September 30, 2026, the Company has implemented a portion of the actions contemplated under the program, primarily related to workforce reductions. During the three and nine months ended September 30, 2026, the Company incurred approximately $2.1 million and $5.2 million, respectively, of restructuring charges, which were recorded within General and administrative expense within the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charges incurred through September 30, 2026 primarily consisted of employee severance and related benefit costs to be settled in cash.

The accrued restructuring balances as of September 30, 2026, were recorded in Accrued liabilities on the Consolidated Balance Sheet. Restructuring activities were as follows:

(in thousands)	Restructuring Liability
Accrued balance as of December 31, 2025	$—
Restructuring costs and charges	5,170
Payments and adjustments, net	(2,763)
Accrued balance as of September 30, 2026	$2,407

The Company estimates that it will incur an additional $15.0 million to $20.0 million of restructuring costs through the expected completion of the program. The remaining costs are expected to primarily consist of employee severance and related benefit costs and costs associated with the termination or abandonment of contractual arrangements prior to the end of their contractual terms. The Company expects the majority of the remaining costs to result in cash expenditures through 2027. The timing and amount of the remaining charges may vary depending on the timing and execution of the planned restructuring actions.

Note 13     Income Taxes

The Company’s effective tax rate (“ETR”) was 0.6% and 5.6% for the three and nine months ended September 30, 2026 and 23.9% and 21.5% for the three and nine months ended September 30, 2025. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, changes in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

As of September 30, 2026 and December 31, 2025, the amount of unrecognized tax benefits was $4.4 million and $18.8 million, respectively, excluding interest and penalties, that if recognized, would impact the effective tax rate. As of September 30, 2026 and December 31, 2025, the Company had $1.6 million and $13.6 million, respectively, recorded for interest on the Consolidated Balance Sheets. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. During the three months ended March 31, 2026, the Company received notices of tax due and/or notices of intent to levy for tax years 2012 through 2015. The Company sent a response to the IRS requesting a Collection Due Process or Equivalent Hearing in order to review the amounts assessed and request a payment plan. Due to the receipt of these notices, $28.6 million that was previously recognized as an uncertain tax position liability has been reclassified to income taxes payable. As of September 30, 2026, $33.9 million is reflected in Accrued liabilities related to this matter, which includes accrued interest of $5.3 million recognized during the nine months ended September 30, 2026. The Company expects to pay this liability in full upon the closing of the Print Transaction. See Note 14, Contingent Liabilities.

Note 14     Contingent Liabilities

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

Regulatory Matter

In October 2024, the Company received a subpoena from the Division of Enforcement of the SEC requesting documents and information related to the Company’s previously publicly announced strategic conversion of its clients from its Digital marketing services solutions platform to its SaaS solutions platform. On September 28, 2026, the SEC notified the Company that the SEC’s Enforcement Staff have concluded their investigation and do not intend to recommend an enforcement action against the Company.

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

As of December 31, 2025, the Company had reserved $30.4 million in connection with the Section 199 disallowance. During the three months ended March 31, 2026, the Company received notices of tax due and/or notices of intent to levy for tax years 2012 through 2015. The Company sent a response to the IRS requesting a Collection Due Process or Equivalent Hearing in order to review the amounts assessed and request a payment plan. Due to the receipt of these notices, $28.6 million that was previously recognized as an uncertain tax position liability has been reclassified to income taxes payable. As of September 30, 2026, $33.9 million is reflected in Accrued liabilities related to this matter, which includes accrued interest of $5.3 million recognized during the nine months ended September 30, 2026. The Company expects to pay this liability upon closing of the Print Transaction.

Note 15     Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2026 and 2025:

	Accumulated Other Comprehensive Loss
(in thousands)	2026	2025
Balance as of January 1	$(15,511)	$(14,941)
Foreign currency translation adjustment, net of tax expense of $0.1 million and $0.0 million, respectively	(432)	(531)
Balance as of September 30	$(15,943)	$(15,472)

Note 16     Segment Information

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

The following tables summarize the operating results of the Company's reportable segments. The segment expense categories shown align with the segment-level information that is regularly provided to the CODM. Segment cost of services, Segment sales and marketing, Segment research and development, and Segment general and administrative expenses presented below exclude the allocation of depreciation and amortization expense, stock-based compensation expense, restructuring and integration expenses, transaction costs and other expenses, since these amounts are not reflected in the primary measure of segment profitability. As a result of the classification of the Print Business as discontinued operations for all periods presented, the segment results have been recast to remove activity related to the Print Business.

	Three Months Ended September 30, 2026
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$112,024	$6,913	$118,937
Less:
Segment cost of services	34,146	6,416	40,562
Segment sales and marketing	36,610	4,325	40,935
Segment research and development	7,703	—	7,703
Segment general and administrative	24,082	1,450	25,532
Segment Adjusted EBITDA	$9,483	$(5,278)	$4,205

	Three Months Ended September 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$115,903	$21,524	$137,427
Less:
Segment cost of services	31,291	16,653	47,944
Segment sales and marketing	41,576	9,864	51,440
Segment research and development	9,832	—	9,832
Segment general and administrative	27,650	5,153	32,803
Segment Adjusted EBITDA	$5,554	$(10,146)	$(4,592)

	Nine Months Ended September 30, 2026
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$343,242	$33,032	$376,274
Less:
Segment cost of services	110,943	21,086	132,029
Segment sales and marketing	111,028	14,988	126,016
Segment research and development	25,026	—	25,026
Segment general and administrative	74,147	7,122	81,269
Segment Adjusted EBITDA	$22,098	$(10,164)	$11,934

	Nine Months Ended September 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Segment revenue	$342,037	$79,203	$421,240
Less:
Segment cost of services	90,851	50,648	141,499
Segment sales and marketing	121,520	32,230	153,750
Segment research and development	26,692	—	26,692
Segment general and administrative	86,248	20,048	106,296
Segment Adjusted EBITDA	$16,726	$(23,723)	$(6,997)
A reconciliation of the Company’s Income (loss) before income tax expense to total Segment Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Loss from continuing operations before income tax benefit	$(116,690)	$(32,739)	$(162,487)	$(95,051)
Interest expense	6,839	7,592	19,629	23,921
Depreciation and amortization expense	11,531	9,515	31,576	30,814
Stock-based compensation expense	3,980	5,685	11,292	19,192
Restructuring and integration expenses	4,150	5,371	17,815	15,546
Net periodic pension cost	328	665	1,030	2,211
Impairment charges	94,800	—	94,800	—
Other	(733)	(681)	(1,721)	(3,630)
Total Segment Adjusted EBITDA	$4,205	$(4,592)	$11,934	$(6,997)
The following table summarizes the Company's Revenue by geographic region, based on the location of the customer, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$101,593	$117,444	$322,256	$359,914
International	17,344	19,983	54,018	61,326
Revenue	$118,937	$137,427	$376,274	$421,240
Revenue from customers located in Australia was approximately 11.5% and 11.0% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 11.3% and 11.0% for the nine months ended September 30, 2026 and 2025, respectively. No other individual foreign country contributed more than 10% of total revenue for the three and nine months ended September 30, 2026 and 2025.

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

We serve approximately 110,000 SMB clients globally through two business segments: SaaS and Marketing Services.

Print Divestiture

During the year ended December 31, 2023, the Company made the strategic decision to exit its Marketing Services business by the end of 2028 as part of its plan to fully transition into a SaaS-driven business model. In connection with this strategy, on September 12, 2026, Thryv, Inc., a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Coldwater YP, LLC (the “Purchaser”), an affiliate of Carolwood, L.P., pursuant to which the Company has agreed to sell the assets of its print Yellow Pages and print White Pages directories in the United States, Australia and New Zealand, the digital editions of those print directories, and Australia White Pages online (collectively, the “Print Business”) for a cash purchase price of $142.0 million, subject to customary purchase price adjustments (the “Print Transaction”). The Company’s Internet Yellow Pages and other online properties were not included in the Print Transaction. The Print Transaction is expected to close in the fourth quarter of 2026, subject to certain closing conditions. The Company expects to use the net proceeds of the sale (i) to repay and terminate its ABL Facility, (ii) to pay $34.3 million in accrued tax liabilities and (iii) repay a portion of its Term Loan. Additionally, the Print Transaction enables the Company to continue to implement the previously announced operational restructuring activities aimed at improving efficiency and decreasing costs.

The Print Business' financial position and results of operations are presented as discontinued operations herein and comparable prior periods have been recast to reflect this change. Unless otherwise noted, all activities and amounts reported in this Quarterly Report relate to the Company's continuing operations and exclude activities and amounts related to the Print Business. See Note 2, Discontinued Operations to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for additional information.

Restructuring

During the three months ended June 30, 2026, the Company initiated an operational restructuring program designed to align its cost structure and operating model with its transition to a SaaS-focused business following the anticipated completion of the Print Transaction. The program is intended to improve organizational efficiency, simplify the Company's operating and technology infrastructure, and reduce ongoing operating costs. The program's primary actions include i) rightsizing the Company's workforce as the Company aligns its resources with its go-forward SaaS operations and product strategy, and ii) consolidating or terminating certain technology, service provider, and other contractual arrangements as the Company simplifies its technology footprint and operating infrastructure.

The Company expects the operational restructuring program to be substantially completed in 2027. Once fully implemented, these actions are expected to generate approximately $50.0 million to $55.0 million of gross annualized cost savings. The Company expects to realize the full annualized benefit of these actions beginning in 2028.

As of September 30, 2026, the Company has implemented a portion of the actions contemplated under the program, primarily related to workforce reductions. During the three and nine months ended September 30, 2026, the Company incurred approximately $2.1 million and $5.2 million, respectively, of restructuring charges, which were recorded within General and administrative expense within the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charges incurred through September 30, 2026 primarily consisted of employee severance and related benefit costs to be settled in cash.

The Company estimates that it will incur an additional $15.0 million to $20.0 million of restructuring costs through the expected completion of the program in 2027. The remaining costs are expected to primarily consist of employee severance and related benefit costs and costs associated with the termination or abandonment of contractual arrangements prior to the end of their contractual terms. The Company expects the majority of the remaining costs to result in cash expenditures through 2027. The timing and amount of the remaining charges may vary depending on the timing and execution of the planned restructuring actions.

The Print Transaction and operational restructuring activities are components of the Company's broader strategic transformation as we continue to simplify our business and focus our resources on our SaaS offerings and digital marketing solutions. We are continuing to evaluate our organizational structure, technology investments and cost base to better align our operations with this strategy.

SaaS

Our SaaS segment generated $112.0 million and $115.9 million of consolidated revenue for the three months ended September 30, 2026 and 2025, respectively, and $343.2 million and $342.0 million of consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively.

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

Marketing Services

Our Marketing Services segment consists of our digital marketing solutions described below and generated $6.9 million and $21.5 million of consolidated revenue for the three months ended September 30, 2026 and 2025, respectively, and $33.0 million and $79.2 million of consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively.

Our Marketing Services offerings include our proprietary Internet Yellow Pages, known by the Yellowpages.com, Superpages.com, and Dexknows.com URLs. Our Search Engine Marketing solutions deliver business leads through increased traffic to clients’ websites from major engines and directories by increasing visibility and search engine results pages through paid advertising. Additionally, we offer other digital media solutions including online display and social advertising and search engine optimization tools.

The Print Business was historically reported within the Company's Marketing Services reportable segment. As a result of the classification of the Print Business as discontinued operations for all periods presented, the segment results have been recast to remove activity related to the Print Business.

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

During the 12 months ended September 30, 2026, we converted approximately 16,000 clients with Digital marketing services products to our Thryv platform who were not already SaaS clients at the time of conversion. As of September 30, 2026, approximately 14,000 of these clients remained as SaaS clients. The conversion of these Marketing Services clients increased SaaS revenue by $5.5 million and $11.7 million during the three and nine months ended September 30, 2026, respectively.

Additionally, during the 12 months ended September 30, 2026, we converted Digital marketing services products to our Thryv platform for approximately 6,000 clients who already had at least one SaaS product in our Thryv platform at the time of conversion. The conversion of these Marketing Services clients increased SaaS revenue by $1.9 million and $4.7 million during the three and nine months ended September 30, 2026, respectively.

The conversion of Marketing Services products for clients who were not already SaaS clients at the time of conversion decreases the number of clients in the Marketing Services segment and increases the number of clients in the SaaS segment. The conversion of products for Marketing Services clients (whether or not those clients had SaaS solutions prior to the conversion) decreases the revenue of the Marketing Services segment and increases the revenue of the SaaS segment. While we believe the conversions initiated for clients by Thryv provide valuable upgrades from Digital marketing services to our Thryv platform and that converted clients are likely to subscribe to additional features of the Thryv platform in the future, Thryv's conversion of products for these clients outside of the traditional sales process could result in these clients cancelling their services with us (known as “churn”) at a materially higher rate than the other clients in our SaaS segment. During the nine months ended September 30, 2026, the churn of clients converted by Thryv from our Digital marketing services solutions to our Thryv platform was in line with the churn from the other clients in our SaaS segment.

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

Our strategy is to expand the use of our SaaS solutions by introducing our SaaS solutions to new SMB clients and our current Marketing Services clients as well as by offering additional SaaS solutions to our existing SaaS client base. This strategy includes capitalizing on the growing demand among SMBs for solutions that support a remote working environment and virtual interactions. This strategy will require substantial sales and marketing capital, and poses a risk if our Marketing Services clients do not fully embrace the transition to SaaS offerings by purchasing additional SaaS offerings or if they exhibit higher churn rates.

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

Total Clients

We define total clients as the number of SMB accounts with one or more revenue-generating solutions in a particular period. For quarter- and year-ending periods, total clients from the last month in the period are reported. A single client may have separate revenue-generating accounts for multiple Marketing Services solutions or SaaS offerings, but we count these as one client when the accounts are managed by the same business entity or individual. Although infrequent, where a single organization has multiple subsidiaries, divisions, or segments, each business entity that is invoiced by us is treated as a separate client. We believe that the number of total clients is an indicator of our market penetration and potential future business opportunities. We view the mix between Marketing Services clients and SaaS clients as an indicator of potential future opportunities to offer our SaaS solutions to our Marketing Services clients. The amounts presented below have been recast to remove clients that will convey to the Purchaser upon close of the Print Transaction, to the extent those clients do not purchase other Marketing Services solutions or SaaS offerings that will be retained by the Company.

	As of September 30,
(in thousands)	2026	2025
Clients
SaaS (1)	98	103
Marketing Services (2)	17	40
Total (3)	110	136
(1)    Clients that purchase subscriptions to our SaaS offerings are included in this metric, as well as clients converted from our Digital marketing services solutions to our SaaS offerings. These clients may or may not also purchase one or more of our Marketing Services solutions.
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

SaaS clients decreased by 5 thousand, or 5%, as of September 30, 2026 as compared to September 30, 2025, due in part to a shift in the Company's sales strategy to place greater emphasis on deepening relationships with existing clients and increasing client spend through the adoption of additional products and services, rather than primarily focusing on new client acquisition. The decrease was partially offset by the conversion of our Digital marketing services products to our Thryv platform for clients.

Marketing Services clients decreased by 23 thousand, or 58%, as of September 30, 2026 as compared to September 30, 2025. This decrease was primarily attributable to significant competition in the digital media space and our focus on offering SaaS solutions to our current Marketing Services clients, including initiating conversions of our Digital marketing services solutions to our Thryv platform for clients.

Total clients decreased by 26 thousand, or 19%, as of September 30, 2026 as compared to September 30, 2025. The primary driver of this decrease was the increasing competition in the digital media and SaaS space and the recent focus on increasing the spend of existing SaaS clients and a reduced focus on new client acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ARPU (Monthly)
SaaS	$373	$365	$378	$350
Marketing Services	$82	$114	$87	$119

Monthly ARPU for SaaS increased by $8, or 2%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and increased by $28, or 8% during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in ARPU for these periods was driven by the sale of additional SaaS offerings to existing SaaS clients, the growth of the average spend of new SaaS clients, and price increases implemented in the second quarter of 2026. This was partially offset by the conversion of clients from lower ARPU Digital marketing services solutions to our SaaS offerings at no additional cost to the client at the time of upgrade.

Monthly ARPU for Marketing Services decreased by $32, or 28%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and decreased by $32, or 27%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease in ARPU for these periods was primarily attributable to the continuing shift of advertising spend to larger digital media audiences, and our strategic decision to accelerate the conversion of clients from Digital marketing services solutions to SaaS offerings.

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

	Three Months Ended September 30,
	2026	2025
Seasoned NRR	89%	94%

Seasoned NRR decreased from 94% for the three months ended September 30, 2025 to 89% for the three months ended September 30, 2026. The decrease was primarily attributable to higher revenue attrition from downgrades and cancellations among clients that had maintained a SaaS product for at least two years, which exceeded revenue growth from up-selling and cross-selling activities within this seasoned client base. In the third quarter of 2026, the Company refocused its product strategy on marketing-related offerings, including Marketing Center, the Thryv Growth Platform, and related add-on products, and reduced its emphasis on its broader end-to-end software offerings. Clients cancelled or downgraded certain products that are no longer being emphasized, which contributed to the decline in Seasoned NRR.

These impacts were partially offset by the conversion of marketing services products to the Thryv platform for clients that already had a SaaS product for at least two years. We continue to focus our sales efforts on deepening relationships with existing clients by increasing product adoption and client spend; however, during the three months ended September 30, 2026, these expansion activities were not sufficient to offset revenue lost from downgrades and cancellations within the seasoned client base.

Key Components of Our Results of Operations

Revenue

We generate revenue from our two business segments: SaaS and Marketing Services. Our primary source of revenue in our SaaS segment is our SaaS solutions. Our primary source of revenue in our Marketing Services segment is our Digital services.

Cost of Services

Cost of services consists of expenses related to delivering our solutions, such as fulfillment of our Digital and SaaS offerings, including traffic acquisition, managed hosting, and other third-party service providers. Additionally, Cost of services includes personnel-related expenses such as salaries, benefits, and stock-based compensation for our operations team, information technology expenses, non-capitalizable software and hardware purchases, and allocated overhead costs, which includes depreciation of fixed assets, and amortization associated with capitalized software and intangible assets.

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

Results of Operations

Consolidated Results of Operations

The following table presents certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,
	2026		2025
	(unaudited)		(unaudited)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$118,937	100%	$137,427	100%
Cost of services	45,245	38.0%	51,714	37.6%
Gross profit	73,692	62.0%	85,713	62.4%

Operating expenses:
Sales and marketing	44,942	37.8%	55,870	40.7%
Research and development	8,432	7.1%	10,765	7.8%
General and administrative	35,775	30.1%	44,242	32.2%
Impairment charges	94,800	79.7%	—	—%
Total operating expenses	183,949	154.7%	110,877	80.7%

Operating loss	(110,257)	92.7%	(25,164)	18.3%

Other income (expense):
Interest expense	(6,839)	5.8%	(7,592)	5.5%
Net periodic pension cost	(328)	0.3%	(665)	0.5%
Other income	734	0.6%	682	0.5%
Loss from continuing operations before income tax benefit	(116,690)	98.1%	(32,739)	23.8%
Income tax benefit on continuing operations	710	0.6%	7,847	5.7%
Loss from continuing operations	$(115,980)	97.5%	$(24,892)	18.1%
Other financial data:
Adjusted EBITDA (1)	$4,205	3.5%	$(4,592)	3.3%
Adjusted Gross Profit (2)	$78,376		$89,483
Adjusted Gross Margin (3)	65.9%		65.1%

(1)    See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Loss from continuing operations, the most directly comparable measure presented in accordance with GAAP.
(2)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Revenue

The following table summarizes Revenue by business segment for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
(dollars in thousands)	(unaudited)
SaaS	$112,024	$115,903	$(3,879)	(3.3)%
Marketing Services	6,913	21,524	(14,611)	(67.9)%
Revenue	$118,937	$137,427	$(18,490)	(13.5)%
SaaS Revenue

SaaS revenue decreased by $3.9 million, or 3.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to clients downgrading or cancelling their SaaS solutions, partially offset by new sales, client expansion, and the Company's conversion of Digital marketing services solutions for clients to its SaaS offerings. SaaS revenue decreased $22.7 million due to net revenue changes associated with products sold or converted prior to January 1, 2026. The Company's conversion of Digital marketing services solutions for clients to SaaS offerings during the first nine months of 2026 increased SaaS revenue by $5.9 million, and new sales and client expansion during the first nine months of 2026 increased SaaS revenue by $12.9 million.

Marketing Services Revenue

Marketing Services revenue decreased by $14.6 million, or 67.9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was driven in large part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of Digital marketing services products for clients to SaaS offerings. For the three months ended September 30, 2026, Thryv's conversion of Digital marketing services products for clients to SaaS offerings prior to January 1, 2026 reduced Marketing Services revenue by $1.5 million, and Thryv's conversion of Digital marketing services products to SaaS products since January 1, 2026 reduced Marketing Services revenues by an additional $5.9 million. Digital revenue has further decreased due to a continued trending decline in the Company’s Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp and Facebook. For the three months ended September 30, 2026, the continued trending decline and significant competition resulted in a $7.2 million decrease in Digital revenue.

Cost of Services

Cost of services decreased by $6.5 million, or 12.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily driven by a corresponding decline in revenue and strategic cost saving initiatives. Specifically, we reduced contract services expense by $4.0 million and traffic and fulfillment costs by $3.3 million. These decreases were partially offset by increased depreciation and amortization expense of $1.0 million due to increased capitalized software placed in service during the period.

Gross Profit

Gross profit decreased by $12.0 million, or 14.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in Gross profit was primarily due to decreases in both Marketing Services revenue and SaaS revenue, partially offset by a decrease in Cost of services as a result of a decline in total revenue and strategic cost saving initiatives.

Our gross margin decreased to 62.0% for the three months ended September 30, 2026 compared to 62.4% for the three months ended September 30, 2025. Gross margin from our SaaS segment decreased to 65.4% for the three months ended September 30, 2026, compared to 69.8% for the three months ended September 30, 2025. Gross margin from our Marketing Services segment decreased to 7.0% for the three months ended September 30, 2026, compared to 22.1% for the three months ended September 30, 2025. The decrease in SaaS gross margin was primarily due to the conversion of Digital marketing services solutions to our Thryv platform throughout 2025 and 2026 that carry lower margins than our existing SaaS products and were converted by Thryv at no additional base cost at the time of conversion. The decrease in Marketing Services gross margin is the result of decreasing revenue as a result of conversions to SaaS solutions outpacing cost reductions.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $10.9 million, or 19.6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in employee-related expenses, including commissions expenses, of $8.6 million, a decrease in contract services expenses of $1.1 million, and a decrease in stock-based compensation expense of $0.8 million.

Research and Development

Research and development expense decreased by $2.3 million, or 21.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in employee-related expenses of $1.4 million and a decrease in contract services expenses of $0.7 million.

General and Administrative

General and administrative expense decreased by $8.5 million, or 19.1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to a decrease in employee-related expenses of $4.2 million, a decrease in stock-based compensation expense of $1.0 million, a decrease in contract services expenses of $3.3 million, and a decrease in restructuring and integration expenses of $1.2 million.

Impairment Charges

Non-cash impairment charges of $94.8 million were recognized as a result of a goodwill impairment in our SaaS reporting unit during the three months ended September 30, 2026. No impairment charges were recorded during the three months ended September 30, 2025. See Note 5, Goodwill and Intangible Assets, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for additional information.

Other Income (Expense)

Interest Expense

Interest expense decreased by $0.8 million, or 9.9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven primarily by lower outstanding debt balances.

Net Periodic Pension Cost

Net periodic pension cost decreased by $0.3 million for the three months ended September 30, 2026. This decrease was primarily due to a decrease in interest cost of $1.0 million, partially offset by a decrease in expected return on plan assets of $0.6 million.

Other Income

Other income increased by less than $0.1 million for the three months ended September 30, 2026 due to an increase in foreign-currency related gain.

Income Tax Benefit

The Company's effective tax rate (“ETR”) was 0.6% and 23.9% for the three months ended September 30, 2026 and 2025, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences, including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, changes in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Loss from continuing operations was $116.0 million for the three months ended September 30, 2026 compared to $24.9 million for the three months ended September 30, 2025. Adjusted EBITDA was $4.2 million for the three months ended September 30, 2026 compared to an Adjusted EBITDA loss of $4.6 million the three months ended September 30, 2025. The $8.8 million net increase in Adjusted EBITDA was primarily attributable to a decrease in costs outpacing the decreases in revenue. The decreased costs were primarily the result of costs savings initiatives. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Loss from continuing operations, the most directly comparable measure presented in accordance with GAAP.

Results of Operations

Consolidated Results of Operations
The following table presents certain consolidated financial data for each of the periods indicated:

	Nine Months Ended September 30,
	2026		2025
	(unaudited)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$376,274	100%	$421,240	100%
Cost of services	144,911	38.5%	153,494	36.4%
Gross profit	231,363	61.5%	267,746	63.6%

Operating expenses:
Sales and marketing	136,874	36.4%	168,182	39.9%
Research and development	27,372	7.3%	29,627	7.0%
General and administrative	115,866	30.8%	142,487	33.8%
Impairment charges	94,800	25.2%	—	—%
Total operating expenses	374,912	99.6%	340,296	80.8%

Operating loss	(143,549)	38.2%	(72,550)	17.2%

Other income (expense):
Interest expense	(19,629)	5.2%	(23,921)	5.7%
Net periodic pension cost	(1,030)	0.3%	(2,211)	0.5%
Other income	1,721	0.5%	3,631	0.9%
Loss from continuing operations before income tax benefit	(162,487)	43.2%	(95,051)	22.6%
Income tax benefit on continuing operations	9,024	2.4%	20,505	4.9%
Loss from continuing operations	$(153,463)	40.8%	$(74,546)	17.7%
Other financial data:
Adjusted EBITDA (1)	$11,934	3.2%	$(6,997)	1.7%
Adjusted Gross Profit (2)	$244,246		$279,741
Adjusted Gross Margin (3)	64.9%		66.4%
(1)    See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Loss from continuing operations, the most directly comparable measure presented in accordance with GAAP.
(2)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Profit and a reconciliation to Gross profit, the most directly comparable measure presented in accordance with GAAP.
(3)    See “Non-GAAP Financial Measures” for a definition of Adjusted Gross Margin.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Revenue
The following table summarizes Revenue by business segment for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
(dollars in thousands)	(unaudited)
SaaS	$343,242	$342,037	$1,205	0.4%
Marketing Services	33,032	79,203	(46,171)	(58.3)%
Revenue	$376,274	$421,240	$(44,966)	(10.7)%
SaaS Revenue

SaaS revenue increased by $1.2 million, or 0.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to new sales, client expansion, and the Company’s conversion of Digital marketing services solutions for clients to its SaaS offerings. Of the $1.2 million SaaS revenue increase, the Company's conversion of Digital marketing services solutions for clients to SaaS offerings during the first nine months of 2026 contributed $10.4 million, and new sales and client expansion during the first nine months of 2026 contributed $24.2 million. These increases were partially offset by decreases of $33.4 million due to net revenue changes associated with products sold or converted prior to January 1, 2026.

Marketing Services Revenue

Marketing Services revenue decreased by $46.2 million, or 58.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was driven in large part by the Company’s strategic decision during the fourth quarter of 2023 to accelerate the conversion of Digital marketing services products for its clients to SaaS offerings. For the nine months ended September 30, 2026, Thryv's conversion of Digital marketing services products for clients to SaaS offerings prior to January 1, 2026 reduced Marketing Services revenue by $6.0 million, and Thryv's conversion of Digital marketing services products for clients to SaaS products since January 1, 2026 reduced Marketing Services revenue by an additional $10.4 million. Digital revenue has further decreased due to a continued trending decline in the Company's Marketing Services client base and significant competition in the consumer search and display space, particularly from large, well-capitalized businesses such as Google, Yelp, and Facebook. For the nine months ended September 30, 2026, the continued trending decline and significant competition resulted in a $29.8 million decrease in digital revenue.

Cost of Services

Cost of services decreased by $8.6 million, or 5.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily driven by the corresponding decline in revenue and by strategic cost saving initiatives. Specifically, we reduced contract services expenses by $11.6 million. This decrease was partially offset by increases in traffic and fulfillment costs of $2.8 million and an increase in depreciation and amortization expense of $1.2 million due to increased capitalized software placed in service during the period.

Gross Profit

Gross profit decreased by $36.4 million, or 13.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease in Gross profit was primarily due to a decrease in Marketing Services revenue, partially offset by an increase in SaaS revenue and a decrease in Cost of services as a result of a decline in total revenue and strategic cost saving initiatives.

Gross margin decreased by 210 basis points to 61.5% for the nine months ended September 30, 2026 compared to 63.6% for the nine months ended September 30, 2025. Gross margin from our SaaS segment decreased to 64.0% for the nine months ended September 30, 2026 compared to 70.0% for the nine months ended September 30, 2025. Gross margin from our Marketing Services segment increased to 35.9% for the nine months ended September 30, 2026 compared to 35.6% for the nine months ended September 30, 2025. The decrease in SaaS gross margin was primarily due to the conversion of Digital marketing services solutions to our Thryv platform throughout 2025 and 2026 that carry lower margins than our existing SaaS products and were converted by Thryv at no additional base cost to the customer at the time of conversion. Marketing Services gross margin increased as a result of the conversions to SaaS resulting in increased margins as a result of the product mix.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased by $31.3 million, or 18.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease in employee-related expenses, including sales commissions, of $23.6 million, a decrease in advertising and marketing expenses of $0.9 million, a decrease in contract services expenses of $1.5 million, a decrease in software expenses of $1.4 million, and a decrease in stock-based compensation expenses of $3.0 million.

Research and Development

Research and development expense decreased by $2.3 million, or 7.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to decreases in employee-related expenses of $2.4 million.

General and Administrative

General and administrative expense decreased by $26.6 million, or 18.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease in employee-related expenses of $9.3 million, a decrease in contract services expenses of $9.5 million, a decrease in bad debt expense of $2.5 million, a decrease in stock-based compensation expenses of $5.2 million, and a decrease in software expense of $1.9 million. These decreases were partially offset by an increase in restructuring and integration expense of $2.3 million primarily due to increases in severance costs as a result of the restructuring activities implemented by the Company.

Impairment Charges

Non-cash impairment charges of $94.8 million were recognized as a result of a goodwill impairment in our SaaS reporting unit during the nine months ended September 30, 2026. No impairment charges were recorded during the nine months ended September 30, 2025. See Note 5, Goodwill and Intangible Assets, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report for additional information.

Other Income (Expense)

Interest Expense

Interest expense decreased by $4.3 million, or 17.9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven primarily by lower outstanding debt balances.

Net Periodic Pension Cost

Net periodic pension cost decreased by $1.2 million for the nine months ended September 30, 2026. This decrease was primarily due to lower interest costs of $3.0 million, partially offset by a decrease in expected return on plan assets of $1.7 million.

Other Income

Other income decreased $1.9 million for the nine months ended September 30, 2026 due to a decrease in foreign-currency related gain.

Income Tax Benefit
The Company's ETR was 5.6% and 21.5% for the nine months ended September 30, 2026 and 2025, respectively. The Company's ETR differs from the U.S. Federal statutory rate of 21% primarily due to permanent differences including state taxes, non-deductible executive compensation, non-U.S. taxing jurisdictions, tax credits, minimum taxes, change in valuation allowance due to expiring net operating losses, and the discrete impact of interest accrual on uncertain tax positions.

Adjusted EBITDA

Loss from continuing operations was $153.5 million for the nine months ended September 30, 2026 compared to $74.5 million for the nine months ended September 30, 2025. Adjusted EBITDA was $11.9 million for the nine months ended September 30, 2026 compared to an Adjusted EBITDA loss of $7.0 million for the nine months ended September 30, 2025. The net increase of $18.9 million in Adjusted EBITDA was primarily attributable to a decrease in costs outpacing the decreases in revenue. The decreased costs were primarily the result of costs savings initiatives. See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to Loss from continuing operations, the most directly comparable measure presented in accordance with GAAP.

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

We define Adjusted EBITDA (“Adjusted EBITDA”) as Loss from continuing operations plus Interest expense, Income tax expense (benefit), Depreciation and amortization expense, Restructuring and integration expenses, Stock-based compensation expense, and non-operating expenses, such as Net periodic pension cost, impairment charges and certain unusual and non-recurring charges that might have been incurred. Adjusted EBITDA should not be considered as an alternative to Loss from continuing operations as a performance measure. We define Adjusted Gross Profit (“Adjusted Gross Profit”) and Adjusted Gross Margin (“Adjusted Gross Margin”) as Gross profit and Gross margin, respectively, adjusted to exclude the impact of Depreciation and amortization expense and Stock-based compensation expense.

Non-GAAP financial information has limitations as an analytical tool and is presented for supplemental informational purposes only. Such information should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, Loss from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA
Loss from continuing operations	$(115,980)	$(24,892)	$(153,463)	$(74,546)
Interest expense	6,839	7,592	19,629	23,921
Depreciation and amortization expense	11,531	9,515	31,576	30,814
Stock-based compensation expense	3,980	5,685	11,292	19,192
Restructuring and integration expenses (1)	4,150	5,371	17,815	15,546
Income tax benefit	(710)	(7,847)	(9,024)	(20,505)
Net periodic pension cost (2)	328	665	1,030	2,211
Impairment charges	94,800	—	94,800	—
Other (3)	(733)	(681)	(1,721)	(3,630)
Adjusted EBITDA	$4,205	$(4,592)	$11,934	$(6,997)
(1)See the table below for detail of Restructuring and integration expenses for the three and nine months ended September 30, 2026 and 2025.
(2)Net periodic pension cost is from our non-contributory defined benefit pension plans that are currently frozen and incur no additional service costs.
(3)Other primarily includes foreign exchange-related (income) expense.

The following is a reconciliation of Restructuring and integration expenses that are included in the Adjusted EBITDA to Loss from continuing operations reconciliation above:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Restructuring and integration expenses	2026	2025	2026	2025
Abandoned facility costs (a)	$316	$1,182	$1,077	$3,446
Severance charges (b)	2,120	2,078	8,859	5,413
Post-acquisition and integration expenses (c)	1,708	1,045	5,458	3,539
Tax, accounting, and legal fees (d)	6	1,066	2,421	3,148
Total Restructuring and integration expenses	$4,150	$5,371	$17,815	$15,546
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
(b)We incur severance charges related to certain reduction in force actions taken by our management which are designed to streamline the Company’s operations and drive lower operating expenses. The severance charges incurred during the three and nine months ended September 30, 2026 and 2025 were related to our legacy Marketing Services employees as a result of our shift from Marketing Services activities, as well as activities to right-size our workforce following the acquisition of Keap. Additionally, the three and nine months ended September 30, 2026 includes severance related to our restructuring initiative as described in Note 12, Restructuring, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report.
(c)We incur professional services, system integration costs, and other fees related to each of our acquisitions and other potential transactions. Such costs vary in nature and amount due to factors specific to each transaction and may create a lack of comparability between periods.
(d)These costs consist of legal expenses related to legal cases inherited from acquisitions or resulting from integration efforts, as well as accounting and tax fees related to acquisitions and other potential transactions.

The following is a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to their most directly comparable GAAP measures, Gross profit and Gross margin:

	Three Months Ended September 30, 2026
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$73,210	$482	$73,692
Plus:
Depreciation and amortization expense	4,397	271	4,668
Stock-based compensation expense	15	1	16
Adjusted Gross Profit	$77,622	$754	$78,376
Gross margin	65.4%	7.0%	62.0%
Adjusted Gross Margin	69.3%	10.9%	65.9%

	Three Months Ended September 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$80,956	$4,757	$85,713
Plus:
Depreciation and amortization expense	3,084	573	3,657
Stock-based compensation expense	98	15	113
Adjusted Gross Profit	$84,138	$5,345	$89,483
Gross margin	69.8%	22.1%	62.4%
Adjusted Gross Margin	72.6%	24.8%	65.1%

	Nine Months Ended September 30, 2026
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$219,505	$11,858	$231,363
Plus:
Depreciation and amortization expense	11,721	1,073	12,794
Stock-based compensation expense	81	8	89
Adjusted Gross Profit	$231,307	$12,939	$244,246
Gross margin	64.0%	35.9%	61.5%
Adjusted Gross Margin	67.4%	39.2%	64.9%

	Nine Months Ended September 30, 2025
(in thousands)	SaaS	Marketing Services	Total
Reconciliation of Adjusted Gross Profit
Gross profit	$239,556	$28,190	$267,746
Plus:
Depreciation and amortization expense	9,431	2,199	11,630
Stock-based compensation expense	301	64	365
Adjusted Gross Profit	$249,288	$30,453	$279,741
Gross margin	70.0%	35.6%	63.6%
Adjusted Gross Margin	72.9%	38.4%	66.4%

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

As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, following the completion of the Print Transaction, absent a waiver or amendment, the Company forecasts that it will not be in compliance with its “Total Net Leverage Ratio” financial covenant under its Term Loan, which is tested as of the last day of each fiscal quarter, see Note 8, Debt Obligations. The forecasted non-compliance is a result of the Company’s Consolidated EBITDA, as defined under the Term Loan, being recast to exclude the historical results of the Print Business, as well as limitations on the amount of restructuring costs that may be added back in calculating Consolidated EBITDA. The Company expects that it would be in non-compliance as of its December 31, 2026 assessment.

Failure to comply with this covenant, absent a waiver or amendment, would constitute an event of default and would permit the lenders to declare the amounts outstanding under the Term Loan becoming immediately due and payable. While the Company believes it has sufficient cash, cash flow from operations, and available operational expense savings to fund its operations over the next 12 months, the Company does not currently forecast that it would have sufficient liquidity to repay its Term Loan in full if it became immediately due and payable during that period under the circumstances described above. This potential non-compliance with the financial covenant raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements.

While the Company is currently engaged in discussions with its lenders regarding such a waiver or amendment of this financial covenant, there can be no assurance that the Company’s lenders will agree to waive, modify and/or amend the Term Loan with respect to the financial covenant. The Company's ability to obtain such waiver requires approval from a majority of the debt holders, of which 40.0% is held by a related party. Because as of the date these condensed consolidated financial statements were issued the Company had not yet obtained the necessary waiver or amendment, management cannot conclude that it is probable that the plan will be effectively implemented and, therefore, management’s plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

Assuming the Company obtains the necessary waiver or amendment under the Term Loan and the amounts outstanding under the Term Loan do not become immediately due and payable as a result of the potential covenant non-compliance, we believe that expected cash flows from operations, available cash and cash equivalents, funds available under our ABL Facility prior to its expected termination, net proceeds from the Print Transaction, and available operational expense savings will be sufficient to operate our business for the next 12 months. In addition, the Company is also seeking to enter a new revolving credit facility to provide additional liquidity following the termination of the ABL Facility upon the closing of the Print Transaction.

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

For a discussion on contingent obligations, see Note 14, Contingent Liabilities, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report.

Material Cash Requirements

We have various payment obligations as part of our ordinary course of business. Our material cash requirements include: (1) lease obligations; (2) debt repayments (see Note 8, Debt Obligations); (3) employee wages, benefits, and incentives; (4) cash severance payments (see Note 12, Restructuring); and (5) taxes due to governmental authorities (see Note 13, Income Taxes). The expected timing of payments is estimated based on current information. In addition, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, pensions (see Note 9, Pensions) and other matters.

For the remainder of the year ending December 31, 2026, we expect total capital expenditures to be approximately $2.8 million. Our capital expenditure budget is an estimate and is subject to change.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change
(in thousands)	(unaudited)
Cash flows provided by (used in):
Operating activities, continuing operations	$(37,867)	$(40,105)	$2,238
Operating activities, discontinued operations	77,453	81,426	(3,973)
Investing activities, continuing operations	(23,306)	(22,634)	(672)
Financing activities, continuing operations	(18,467)	(23,930)	5,463
Effect of exchange rate changes on cash, cash equivalents and restricted cash	113	591	(478)
Decrease in cash, cash equivalents and restricted cash	$(2,074)	$(4,652)	$2,578

Cash Flows from Operating Activities

Net cash from operating activities decreased by $1.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease in cash from discontinued operations as a result of the timing of accounts receivable collections. Net cash used in continuing operations decreased as a result of a decrease in use of working capital. Additionally, the Company incurred lower interest payments of $3.9 million as a result of lower debt balances and an income tax refund of $6.0 million during the nine months ended September 30, 2026, compared to an income tax payment of $4.4 million during the nine months ended September 30, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $0.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily as a result of more additions to fixed assets and capitalized software.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $5.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily due a reduction in the payments made on the Company's Term Loan, as payments of $8.8 million were made during the nine months ended September 30, 2026 compared to payments of $35.0 million during the nine months ended September 30, 2025. This decrease was partially offset by activity on the Company's ABL Facility. The Company made net payments of $7.5 million on the ABL Facility during the nine months ended September 30, 2026, compared to net proceeds of $16.6 million during the nine months ended September 30,

2025.

Debt

Term Loan

On May 1, 2024, the Company entered into a new Term Loan Credit Agreement (the “Term Loan”), the proceeds of which were used to refinance and pay off in full the Company’s previous term loan facility (the “Prior Term Loan”) and to pay fees and expenses related to the refinancing.

The Term Loan established a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount equal to $350.0 million, of which 40.0% was held by a related party who was an equity holder of the Company as of May 1, 2024. The Company defines a related party as any shareholder owning more than 5% of the Company's voting securities. As of September 30, 2026, 40.0% of the Term Loan was held by a related party who was an equity holder of the Company as of that date.

The Term Loan Facility matures on May 1, 2029 and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, the secured overnight financing rate (“SOFR”) or base rate, in each case, plus an applicable margin per annum equal to (i) 6.75% (for SOFR loans) and (ii) 5.75% (for base rate loans). The Term Loan Facility requires mandatory amortization payments, paid quarterly, equal to (i) $52.5 million per year for the first two years following the closing date of the Term Loan, and (ii) $35.0 million per year thereafter. As of September 30, 2026, the Company's mandatory amortization payments for the next 12 months total $35.0 million.

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

Upon the closing of the Print Transaction (see Note 1, Description of Business and Summary of Significant Accounting Policies), the Company will be required to repay the outstanding balance of the ABL Facility, and the ABL Facility will be terminated. As a result, the Company has classified the outstanding balance of the ABL Facility as a current liability on the Consolidated Balance Sheets as of September 30, 2026.

The amount of borrowings permitted at any time under the ABL Facility is limited to a periodic borrowing base valuation of, among other things, our accounts receivables. In addition, we are required to maintain a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. As of September 30, 2026, the Company had Excess Availability under its borrowing base of $19.5 million. After the minimum Excess Availability requirement, the Company had available borrowing capacity of approximately $11.0 million.

We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities), and overall cost of capital. Per the terms of the Term Loan Facility, payments of the Term Loan balance are determined by the Company's Excess Cash Flow (as defined in the Term Loan Facility). We are in compliance with all covenants under the Term Loan and ABL Facility as of September 30, 2026.

We had total recorded debt outstanding of $239.2 million (net of $5.9 million of unamortized original issue discount (“OID”) and debt issuance costs) at September 30, 2026, which was comprised of amounts outstanding under the Term Loan of $227.5 million and ABL Facility of $17.6 million.

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

As of September 30, 2026, the Company had repurchased approximately $5.5 million, or 404,495 shares, of the Company's outstanding common stock under the Share Repurchase Program and $34.5 million remains available for share repurchases. The Company's ability to repurchase shares in the future is limited by certain conditions set forth in the ABL Credit Agreement.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item is provided in “Part I, Item 1. Note 14, Contingent Liabilities” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by our subsequent quarterly reports on Form 10-Q.

We have recorded impairment charges in the past and may record impairment charges in the future.

We are required, at least annually, or as facts and circumstances warrant, to test goodwill to determine if impairment has occurred. We are also required to test certain other assets for impairment as facts and circumstances warrant. Impairment may result from any number of factors, including sustained declines in the Company's market capitalization, adverse changes in assumptions used for valuation purposes, such as sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data or other factors. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge.

During the third quarter of 2026, the Company determined that a triggering event occurred as a result of sustained declines in the Company's market capitalization due to decreases in its stock price and revisions to the Company's expected timing of forecasted revenues since the Company's last quantitative assessment as of March 1, 2026. As a result, the Company performed a quantitative goodwill impairment test of the SaaS reporting unit as of September 1, 2026. Based on the results of the September 1, 2026 quantitative analysis, the carrying amount of the SaaS reporting unit exceeded its fair value by $94.8 million. During the three months ended September 30, 2026, the Company recorded a non-cash impairment charge of $94.8 million to write down the carrying amount of the SaaS reporting unit to its fair value.

The amount of borrowings permitted under our ABL Facility may fluctuate and the ABL Facility is expected to terminate upon completion of the Print Transaction, which may adversely affect our liquidity, results of operations and financial position.

The amount of borrowings permitted at any time under our ABL Facility is limited to a periodic borrowing base valuation of, among other things, our accounts receivables. In addition, we are required to maintain a minimum “Excess Availability” (as defined in the ABL Credit Agreement) of at least $8.5 million at all times. Furthermore, the assets comprising our borrowing base consist exclusively of assets associated with our Print Business, which has been classified as discontinued operations and is in secular decline.

Accordingly, prior to completion of the sale of our Print Business, availability under our ABL Facility may decline as the value of our borrowing base assets decreases. Upon completion of the sale, the assets supporting the borrowing base will be transferred and we expect the ABL Facility to be terminated. As a result, following completion of the transaction, the ABL Facility will no longer be available as a source of liquidity.

Our access to borrowings under the ABL Facility prior to its termination remains subject to fluctuations in the value of eligible borrowing base assets as of any measurement date. Any reduction in availability under the ABL Facility prior to completion of the transaction, and the loss of the ABL Facility as a source of liquidity following completion of the transaction, could reduce our financial flexibility and may adversely affect our liquidity, results of operations and financial position.

If we are unable to complete the Print Transaction on the anticipated terms or timeline, our business, financial condition, liquidity and results of operations could be materially adversely affected.

On September 12, 2026, we entered into an asset purchase agreement for the sale of our Print Business for a cash purchase price of $142.0 million, subject to certain purchase price adjustments. The purchase price adjustments include a revenue-based adjustment that reduces the purchase price based on the passage of time prior to completion of the Print Transaction. Accordingly, the purchase price may be reduced for each month that the closing is delayed. The Print Transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction or waiver of certain closing conditions. There can be no assurance that such conditions will be satisfied or waived or that the Print Transaction will be completed on the anticipated terms or timeline, or at all.

If the Print Transaction is delayed or is not completed, the purchase price may be reduced as a result of the revenue-based purchase price adjustment, and we may not realize the anticipated proceeds from the transaction when expected, or at all, and may remain responsible for the ongoing operations, costs, liabilities and capital requirements of the Print Business. We also expect to use the net proceeds from the Print Transaction to repay and terminate our ABL Facility, pay certain accrued tax liabilities and repay a portion of our Term Loan. Accordingly, a failure or significant delay in completing the Print Transaction could adversely affect our liquidity, our ability to reduce indebtedness, and our ability to execute our capital allocation and strategic plans. We may also incur transaction and separation costs without realizing the anticipated benefits of the transaction. These circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our restructuring initiatives may not achieve the anticipated cost reductions or operational improvements, and their implementation may adversely affect our business.

We are implementing restructuring activities intended to reduce our cost structure and improve the efficiency of our continuing operations. Our current plan is intended to generate approximately $50.0 million to $55.0 million of gross annualized cost savings, which are expected to be realized in 2028.

Restructuring activities involve significant risks, including our ability to execute the planned actions on the anticipated timeline, accurately estimate and realize anticipated savings, retain key personnel, maintain appropriate operational capabilities and controls, and avoid disruption to our customers and employees. The implementation of these initiatives may also result in costs being greater than anticipated or require actions beyond those currently contemplated. If we do not successfully execute our restructuring initiatives, if the initiatives take longer or cost more to implement than anticipated, or if the resulting savings are offset by other increases in our costs, we may not achieve our targeted reductions in operating expenses or anticipated improvements in profitability and cash flows. Any of these outcomes could materially adversely affect our business, financial condition, results of operations and liquidity.

We may not realize the anticipated benefits of the Print Transaction, our restructuring activities or our other strategic initiatives.

We expect the Print Transaction and our related restructuring activities to allow us to reduce indebtedness, simplify our operations, reduce costs and focus our resources on our continuing business. Our ability to realize these anticipated benefits is subject to numerous risks and uncertainties. Achieving the expected benefits will depend on, among other things, our ability to complete the Print Transaction, execute our restructuring initiatives, appropriately align our cost structure with the continuing business, successfully separate the Print Business, and efficiently deploy our financial and operational resources following the transaction. The expected benefits may be delayed, may cost more to achieve than anticipated or may not be realized to the extent anticipated. In addition, actions taken to reduce costs could adversely affect our ability to support our operations, execute our growth strategy or retain employees. If we are unable to realize the anticipated benefits of these strategic actions, our profitability, cash flows, liquidity and ability to execute our business strategy could be materially adversely affected.

There is substantial doubt about our ability to continue as a going concern, and if we are unable to obtain a waiver or amendment of certain financial covenants under our Term Loan, we could experience an event of default and significant liquidity constraints.

In connection with the preparation of our condensed consolidated financial statements, management concluded that conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern for the one-year period following the date the financial statements are issued.

Following the completion of the Print Transaction, absent a waiver or amendment, the Company forecasts that it will not be in compliance with its "Total Net Leverage Ratio" financial covenant under our Term Loan as a result of the Company’s Consolidated EBITDA, as defined under the Term Loan, being recast to exclude the historical results of the Print Business, as well as limitations on the amount of restructuring costs that may be added back in calculating Consolidated EBITDA. Failure to comply with this covenant, absent a waiver or amendment, would constitute an event of default under the Term Loan and would permit the requisite lenders to declare the amounts outstanding under the Term Loan immediately due and payable. We do not currently forecast that we would have sufficient liquidity to repay the Term Loan in full if it were to become immediately due and payable during that period under the circumstances described above.

We are currently engaged in discussions with our lenders regarding a waiver or amendment of the applicable financial covenants. As of the date of this Quarterly Report, however, we have not obtained the necessary waiver or amendment, and there can be no assurance that we will be able to obtain such waiver or amendment on acceptable terms or at all. Accordingly, management's plans do not currently alleviate the substantial doubt regarding our ability to continue as a going concern.

If we are unable to obtain the necessary waiver or amendment, we could experience an event of default under the Term Loan. Such an event would permit the requisite lenders to accelerate our indebtedness. These circumstances could materially and adversely affect our business, financial condition, results of operations and cash flows and could adversely affect the value of our securities.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2026.

Item 6.     Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1
Asset Purchase Agreement by and between Thryv, Inc. and Coldwater YP, LLC, dated as of September 12, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 14, 2026)

3.1
Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 24, 2020)

3.2	Second Amended and Restated Bylaws of Thryv Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 24, 2020)
3.3	Amendment to the Fourth Amended and Restated Certificate of Incorporation of Thryv Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q, filed on July 30, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibits 101).

*Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRYV HOLDINGS, INC.

November 9, 2026	By:	/s/ Joseph A. Walsh
Joseph A. Walsh Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 9, 2026	By:	/s/ Paul D. Rouse
Paul D. Rouse Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)